Form 10-K/A
period 2012-12-31
Clear Channel Capital I, LLC
filed 2013-05-02
CIK 1457737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012, or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to _________.

Commission File Number 333-158279-36

CLEAR CHANNEL CAPITAL I, LLC
(Exact name of registrant as specified in its charter)

Delaware	27-0263715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 East Basse Road San Antonio, Texas	78209
(Address of principal executive offices)	(Zip code)

(210) 822-2828
(Rregistrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES [  ]  NO  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  YES [X]  NO [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [  ] NO [X]

Pursuant to the terms of the bond indentures of Clear Channel Communications, Inc., the registrant is a voluntary filer of reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, and Clear Channel Communications, Inc. has filed all such reports as required by its bond indentures during the preceding 12 months.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K as, among other things, all of the registrant’s equity securities are owned indirectly by CC Media Holdings, Inc., which is a reporting company under the Securities Exchange Act of 1934 and which has filed with the SEC all materials required to be filed pursuant to Section 13, 14 or 15(d) thereof, and the registrant is therefore filing this Form 10-K with a reduced disclosure format.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer [  ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  YES [  ] NO [X]

The registrant has no voting or nonvoting equity held by non-affiliates. As a limited liability company, Clear Channel Capital I, LLC does not issue common stock.  Clear Channel Capital I, LLC’s sole member is Clear Channel Capital II, LLC, which owns 100% of Clear Channel Capital I, LLC’s limited liability company interests.  CC Media Holdings, Inc. owns 100% of the limited liability company interests of Clear Channel Capital II, LLC.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Clear Channel Communications, Inc. is a direct, wholly owned subsidiary of Clear Channel Capital I, LLC.  Clear Channel Capital I, LLC has no operations or assets other than its investment in Clear Channel Communications, Inc.  This Amendment to the Form 10-K for the year ended December 31, 2012 originally filed by Clear Channel Communications, Inc. is being filed solely to (1) identify Clear Channel Capital I, LLC as a filer and (2) include new certifications by the principal executive officer and principal financial officer of Clear Channel Capital I, LLC.  The officers signing the Clear Channel Capital I, LLC certifications are the same individuals and hold the same positions with both Clear Channel Communications, Inc. and Clear Channel Capital I, LLC.  No other changes have been made to the Clear Channel Communications, Inc. Form 10-K for the year ended December 31, 2012.  This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

Each of Clear Channel Capital I, LLC and Clear Channel Communications, Inc. will file separate Form 10-K, Form 10-Q and Form 8-K filings with the Securities and Exchange Commission in the future.  The financial statements and related footnotes included in the future Form 10-Ks and Form 10-Qs of Clear Channel Capital I, LLC will be those of Clear Channel Capital I, LLC, and will contain certain footnote disclosures regarding the financial information of Clear Channel Communications, Inc. and Clear Channel Communications, Inc.’s domestic wholly-owned subsidiaries that guarantee certain of Clear Channel Communications, Inc.’s outstanding indebtedness.  The financial statements and related footnotes included in the future Form 10-Ks and Form 10-Qs of Clear Channel Communications, Inc. will be those of Clear Channel Communications, Inc.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1).  Financial Statements

The consolidated financial statements of Clear Channel Capital I, LLC and its subsidiaries are included in Clear Channel Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 19, 2013.

(a)(2).  Financial Statement Schedule

The required financial statement schedule is included in Clear Channel Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 19, 2013.

(a)(3).  Exhibits.

Exhibit Number	Description
2.1
Agreement and Plan of Merger among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC and Clear Channel Communications, Inc., dated as of November 16, 2006 (Incorporated by reference to Exhibit 2.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed November 16, 2006).

2.2
Amendment No. 1, dated April 18, 2007, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 2.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed April 19, 2007).

2.3
Amendment No. 2, dated May 17, 2007, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, BT Triple Crown Holdings III, Inc. and Clear Channel Communications, Inc., as amended (Incorporated by reference to Exhibit 2.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed May 18, 2007).

2.4
Amendment No. 3, dated May 13, 2008, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc. and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 2.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed May 14, 2008).

3.1
Restated Articles of Incorporation, as amended, of Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 3.1.1 to the Clear Channel Communications, Inc. Registration Statement on Form S-4 (File No. 333-158279) filed March 30, 2009).

3.2
Seventh Amended and Restated Bylaws, as amended, of Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 3.2 to the Clear Channel Communications, Inc. Annual Report on Form 10-K for the year ending December 31, 2007).

4.1
Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.2 to the Clear Channel Communications, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.2
Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.2 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed August 28, 1998).

Exhibit Number	Description
4.3
Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.17 to the Clear Channel Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2002).

4.4
Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 99.3 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed May 22, 2003).

4.5
Seventeenth Supplemental Indenture dated September 20, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed September 21, 2004).

4.6
Nineteenth Supplemental Indenture dated December 16, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed December 17, 2004).

4.7
Indenture, dated July 30, 2008, by and among BT Triple Crown Merger Co., Inc., Law Debenture Trust Company of New York, Deutsche Bank Trust Company Americas and Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the Merger) (Incorporated by reference to Exhibit 10.22 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

4.8
Supplemental Indenture, dated July 30, 2008, by and among Clear Channel Capital I, LLC, certain subsidiaries of Clear Channel Communications, Inc. party thereto and Law Debenture Trust Company of New York (Incorporated by reference to Exhibit 10.17 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on July 30, 2008).

4.9
Supplemental Indenture, dated December 9, 2008, by and among CC Finco Holdings, LLC, a subsidiary of Clear Channel Communications, Inc. and Law Debenture Trust Company of New York (Incorporated by reference to Exhibit 10.24 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

4.10
Indenture, dated as of February 23, 2011, among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, the other guarantors party thereto, Wilmington Trust FSB, as Trustee, and the other agents party thereto (Incorporated by reference to Exhibit 4.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on February 24, 2011).

4.11
Supplemental Indenture, dated as of June 14, 2011, among Clear Channel Communications, Inc. and Wilmington Trust FSB, as Trustee (Incorporated by reference to Exhibit 4.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on June 14, 2011).

4.12
Indenture, dated as of October 25, 2012, among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, as guarantor, the other guarantors party thereto, U.S. Bank National Association, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 4.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed October 25, 2012).

4.13
Registration Rights Agreement, dated as of October 25, 2012, by and among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, as guarantor, certain subsidiary guarantors named therein and the dealer managers named therein (Incorporated by reference to Exhibit 4.3 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed October 25, 2012).

Exhibit Number	Description
4.14
Indenture with respect to 9.25% Series A Senior Notes due 2017, dated as of December 23, 2009, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., U.S. Bank National Association and the guarantors party thereto (Incorporated by reference to Exhibit 4.17 to the Clear Channel Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

4.15
Indenture with respect to 9.25% Series B Senior Notes due 2017, dated as of December 23, 2009, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., U.S. Bank National Association and the guarantors party thereto (Incorporated by reference to Exhibit 4.18 to the Clear Channel Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

4.16
Indenture with respect to 7.625% Series A Senior Subordinated Notes due 2020, dated as of March 15, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed March 16, 2012).

4.17
Indenture with respect to 7.625% Series B Senior Subordinated Notes due 2020, dated as of March 15, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed March 16, 2012).

4.18
Indenture with respect to 6.50% Series A Senior Notes due 2022, dated as of November 19, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed November 19, 2012).

4.19
Indenture with respect to 6.50% Series B Senior Notes due 2022, dated as of November 19, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed November 19, 2012).

4.20
Exchange and Registration Rights Agreement with respect to 6.50% Series A Senior Notes due 2022, dated November 19, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and the initial purchasers named therein (Incorporated by reference to Exhibit 4.3 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed November 19, 2012).

4.21
Exchange and Registration Rights Agreement with respect to 6.50% Series B Senior Notes due 2022, dated November 19, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and the initial purchasers named therein (Incorporated by reference to Exhibit 4.4 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed November 19, 2012).

10.1+
Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the Merger), the subsidiary co-borrowers and foreign subsidiary revolving borrowers party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.15 to the Clear Channel Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

Exhibit Number	Description
10.2
Amendment No. 1, dated as of July 9, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary co-borrowers and foreign subsidiary revolving borrowers party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.10 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.3
Amendment No. 2, dated as of July 28, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary co-borrowers and foreign subsidiary revolving borrowers party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.11 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.4
Amendment and Restatement Agreement, dated as of February 15, 2011, to the Credit Agreement, dated as of May 13, 2008, among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, the subsidiary co-borrowers and foreign subsidiary borrowers named therein, Citibank, N.A., as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on February 18, 2011).

10.5
Amended and Restated Credit Agreement, dated as of February 23, 2011, by and among Clear Channel Communications, Inc., the subsidiary co-borrowers and foreign subsidiary revolving borrowers party thereto, Clear Channel Capital I, LLC, Citibank, N.A., as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on February 24, 2011).

10.6
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 25, 2012, by and among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, the subsidiary co-borrowers party thereto, the foreign subsidiary revolving borrowers thereto, Citibank, N.A. as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed October 25, 2012).

10.7
Collateral Sharing Agreement, dated as of October 25, 2012, by and among Citibank N.A. as Administrative Agent, U.S. Bank National Association, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 10.2 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed October 25, 2012).

10.8+
Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the Merger), the subsidiary borrowers party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.18 to the Clear Channel Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.9
Amendment No. 1, dated as of July 9, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary borrowers party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.13 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.10
Amendment No. 2, dated as of July 28 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary borrowers party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.14 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

Exhibit Number	Description
10.11
Amendment No. 3, dated as of February 15, 2011, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary co-borrowers party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.2 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on February 18, 2011).

10.12
Amended and Restated Credit Agreement, dated as of December 24, 2012, by and among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, the subsidiary borrowers party thereto, Citibank, N.A., as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on December 27, 2012).

10.13
Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Communications, Inc. to Clear Channel Outdoor Holdings, Inc. in the original principal amount of $1,000,000,000 (Incorporated by reference to Exhibit 10.8 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.14
First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by Clear Channel Communications, Inc., as Maker, to Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.40 to the Clear Channel Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.15
Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Outdoor Holdings, Inc. to Clear Channel Communications, Inc. in the original principal amount of $1,000,000,000 (Incorporated by reference to Exhibit 10.7 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.16
First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by Clear Channel Outdoor Holdings, Inc., as Maker, to Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.41 to the Clear Channel Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.17
Corporate Services Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Management Services, L.P. (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.18
First Amended and Restated Management Agreement, dated as of July 28, 2008, by and among CC Media Holdings, Inc., BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, THL Managers VI, LLC and Bain Capital Partners, LLC (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.19
Amended and Restated Voting Agreement dated as of May 13, 2008 by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc., Highfields Capital I LP, Highfields Capital II LP, Highfields Capital III LP and Highfields Capital Management LP (Incorporated by reference to Annex E to the CC Media Holdings, Inc. Registration Statement on Form S-4 (File No. 333-151345) filed June 2, 2008).

10.20
Voting Agreement dated as of May 13, 2008 by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc., Abrams Capital Partners I, LP, Abrams Capital Partners II, LP, Whitecrest Partners, LP, Abrams Capital International, Ltd. and Riva Capital Partners, LP (Incorporated by reference to Annex F to the CC Media Holdings, Inc. Registration Statement on Form S-4 (File No. 333-151345) filed June 2, 2008).

Exhibit Number	Description
10.21§
Stockholders Agreement, dated as of July 29, 2008, by and among CC Media Holdings, Inc., BT Triple Crown Merger Co., Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., L. Lowry Mays, Randall T. Mays, Mark P. Mays, LLM Partners, Ltd., MPM Partners, Ltd. and RTM Partners, Ltd. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.22§
Side Letter Agreement, dated as of July 29, 2008, among CC Media Holdings, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., L. Lowry Mays, Mark P. Mays, Randall T. Mays, LLM Partners, Ltd., MPM Partners Ltd. and RTM Partners, Ltd. (Incorporated by reference to Exhibit 10.3 to the Clear Channel Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.23
Affiliate Transactions Agreement, dated as of July 30, 2008, by and among CC Media Holdings, Inc., Bain Capital Fund IX, L.P., Thomas H. Lee Equity Fund VI, L.P. and BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 99.6 to the CC Media Holdings, Inc. Form 8-A Registration Statement filed July 30, 2008).

10.24§
Side Letter Agreement, dated as of December 22, 2009, by and among CC Media Holdings, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., Randall T. Mays and RTM Partners, Ltd. (Incorporated by reference to Exhibit 99.3 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed December 29, 2009).

10.25§
Stock Purchase Agreement dated as of November 15, 2010 by and among CC Media Holdings, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P. and Pittman CC LLC (Incorporated by reference to Exhibit 10.3 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.26§
Aircraft Lease Agreement dated as of November 16, 2011 by and between Yet Again Inc. and Clear Channel Broadcasting, Inc. (Incorporated by reference to Exhibit 10.23 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.27§
Clear Channel 2008 Executive Incentive Plan (the “CC Executive Incentive Plan”) (Incorporated by reference to Exhibit 10.26 to the Clear Channel Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.28§
Form of Senior Executive Option Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.20 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.29§
Form of Senior Executive Restricted Stock Award Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.21 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.30§
Form of Senior Management Option Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.22 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.31§	Form of Executive Option Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.23 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).
10.32§	Clear Channel Employee Equity Investment Program (Incorporated by reference to Exhibit 10.24 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).
10.33§
CC Media Holdings, Inc. 2008 Annual Incentive Plan (Incorporated by reference to Exhibit 10.32 to the Clear Channel Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

Exhibit Number	Description
10.34§	Summary Description of 2012 Supplemental Incentive Plan (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed February 23, 2012).
10.35§
Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan, as amended and restated  (the “CCOH Stock Incentive Plan”) (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed April 30, 2007).

10.36§
First Form of Option Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-130229) filed December 9, 2005).

10.37§
Form of Option Agreement under the CCOH Stock Incentive Plan (approved February 21, 2011) (Incorporated by reference to Exhibit 10.33 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.38§
Form of Restricted Stock Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-130229) filed December 9, 2005).

10.39§
Form of Restricted Stock Unit Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.40§
Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-181514) filed May 18, 2012).

10.41§
Clear Channel Outdoor Holdings, Inc. Amended and Restated 2006 Annual Incentive Plan (Incorporated by reference to Appendix B to the Clear Channel Outdoor Holdings, Inc. Definitive Proxy Statement on Schedule 14A for its 2012 Annual Meeting of Stockholders filed April 9, 2012).

10.42§
Relocation Policy - Chief Executive Officer and Direct Reports (Guaranteed Purchase Offer) (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed October 12, 2010).

10.43§
Relocation Policy - Chief Executive Officer and Direct Reports (Buyer Value Option) (Incorporated by reference to Exhibit 10.2 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed October 12, 2010).

10.44§	Relocation Policy - Function Head Direct Reports (Incorporated by reference to Exhibit 10.3 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed October 12, 2010).
10.45§
Form of CC Media Holdings, Inc. and Clear Channel Communications, Inc. Indemnification Agreement (Incorporated by reference to Exhibit 10.26 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.46§
Indemnification Agreement by and among CC Media Holdings, Inc., Clear Channel Communications, Inc. and Robert W. Pittman dated September 18, 2012 (Incorporated by reference to Exhibit 10.3 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.47§
Form of Clear Channel Outdoor Holdings, Inc. Independent Director Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed June 3, 2009).

Exhibit Number	Description
10.48§
Form of Clear Channel Outdoor Holdings, Inc. Affiliate Director Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed June 3, 2009).

10.49§
Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Robert W. Pittman dated September 18, 2012 (Incorporated by reference to Exhibit 10.4 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.50§
Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Thomas W. Casey dated September 5, 2012 (Incorporated by reference to Exhibit 10.5 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.51§
Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Robert H. Walls, Jr. dated September 5, 2012 (Incorporated by reference to Exhibit 10.6 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.52§
Amended and Restated Employment Agreement, dated as of July 28, 2008, by and among L. Lowry Mays, CC Media Holdings, Inc. and BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 10.7 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.53§
Amended and Restated Employment Agreement, dated as of December 22, 2009, by and among Randall T. Mays, Clear Channel Communications, Inc. and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.39 to the Clear Channel Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.54§
Amended and Restated Employment Agreement, dated June 23, 2010, by and among Mark P. Mays, CC Media Holdings, Inc., and Clear Channel Communications, Inc., as successor to BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed June 24, 2010).

10.55§
Employment Agreement, dated as of October 2, 2011, between Robert Pittman and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.56§
Employment Agreement, dated as of December 15, 2009, between Tom Casey and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed January 5, 2010).

10.57§
Employment Agreement, dated as of January 1, 2010, between Robert H. Walls, Jr., and Clear Channel Management Services, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed January 5, 2010).

10.58§
Amended and Restated Employment Agreement, dated as of November 15, 2010, between John E. Hogan and Clear Channel Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed November 18, 2010).

10.59§
First Amendment dated February 23, 2012 to Amended and Restated Employment Agreement by and between Clear Channel Broadcasting, Inc. and John E. Hogan dated November 15, 2010 (Incorporated by reference to Exhibit 10.2 to the CC Media Holdings, Inc. Current Report on Form 8-K filed February 23, 2012).

10.60§
Contract of Employment between C. William Eccleshare and Clear Channel Outdoor Ltd dated August 31, 2009 (Incorporated by reference to Exhibit 10.23 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

Exhibit Number	Description
10.61§
Employment Agreement, effective as of January 24, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K/A filed July 27, 2012).

10.62§
Contract of Employment between Jonathan Bevan and Clear Channel Outdoor Ltd dated October 30, 2009 (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed December 11, 2009).

10.63§
Employment Agreement, dated as of December 10, 2009, between Ronald Cooper and Clear Channel Outdoor, Inc. (Incorporated by reference to Exhibit 10.25 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.64§
Severance Agreement and General Release, dated January 20, 2012, between Ronald Cooper and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.53 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.65§
Form of Amendment to Senior Executive Option Agreement under the CC Executive Incentive Plan, dated as of October 14, 2008 (Incorporated by reference to Exhibit 10.56 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.66§
Second Amendment, dated as of December 22, 2009, to the Senior Executive Option Agreement under the CC Executive Incentive Plan, dated July 30, 2008, between Randall T. Mays and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 99.2 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed December 29, 2009).

10.67§
Second Amendment, dated as of June 23, 2010, to the Senior Executive Option Agreement under the CC Executive Incentive Plan, dated July 30, 2008, between Mark P. Mays and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed June 24, 2010).

10.68§
Form of Executive Option Agreement under the CC Executive Incentive Plan, dated as of December 31, 2010, between Tom Casey and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.42 to the Clear Channel Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.69§
Form of Executive Option Agreement under the CC Executive Incentive Plan, dated as of December 31, 2010, between John Hogan and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.43 to the Clear Channel Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.70§
Form of Executive Option Agreement under the CC Executive Incentive Plan, dated as of December 31, 2010, between Robert H. Walls, Jr. and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.44 to the Clear Channel Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.71§
Form of Executive Replacement Option Agreement under the CC Executive Incentive Plan between John E. Hogan and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 99(a)(1)(iv) to the CC Media Holdings, Inc. Schedule TO filed on February 18, 2011).

10.72§
Form of Executive Option Agreement under the CC Executive Incentive Plan, dated as of May 19, 2011, between Scott D. Hamilton and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.63 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

Exhibit Number	Description
10.73§
Executive Option Agreement under the CC Executive Incentive Plan, dated as of October 2, 2011, between Robert W. Pittman and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.74§
Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 15, 2012, between Robert W. Pittman and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.74 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.75§
Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 15, 2012, between Robert H. Walls, Jr. and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.75 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.76§
Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 22, 2012, between John E. Hogan and CC Media Holdings, Inc. (including as Exhibit B thereto an Amendment to Mr. Hogan’s Employment Agreement dated November 15, 2010, as amended by the First Amendment dated February 23, 2012) (Incorporated by reference to Exhibit 10.76 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.77§
Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 22, 2012, between Scott D. Hamilton and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.77 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.78§
Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 22, 2012, between Robert H. Walls, Jr. and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.78 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.79§
Form of Stock Option Agreement under the CCOH Stock Incentive Plan, dated September 17, 2009, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.34 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.80§
Form of Amended and Restated Stock Option Agreement under the CCOH Stock Incentive Plan, dated as of August 11, 2011, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on August 12, 2011).

10.81§
Form of Stock Option Agreement under the CCOH Stock Incentive Plan, dated December 13, 2010, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.35 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.82§
Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated December 20, 2010, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.36 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.83§
Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated March 26, 2012, between Robert H. Walls, Jr. and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.84§
Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated May 10, 2012, between Thomas W. Casey and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.49 to the Clear Channel Worldwide Holdings, Inc. Registration Statement on Form S-4 (File No. 333-182265) filed June 21, 2012).

Exhibit Number	Description
10.85§
Form of Restricted Stock Unit Agreement under the Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan, dated July 26, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K/A filed July 27, 2012).

21	Subsidiaries (Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K).
24*	Power of Attorney (included on signature page).
31.1*	Clear Channel Capital I, LLC Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Clear Channel Capital I, LLC Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Clear Channel Capital I, LLC Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Clear Channel Capital I, LLC Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101***	Interactive Data Files (Incorporated by reference to Exhibit 101 to the Clear Channel Communications, Inc. Form 10-K for the year ended December 31, 2012).
_________________
*             Filed herewith.
**
This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

***
In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

§	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.
+
This Exhibit was filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of the Exhibit have been omitted and have been marked by the following symbol: [**].

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2013.

CLEAR CHANNEL CAPITAL I, LLC

By: /s/ ROBERT W. PITTMAN
Robert W. Pittman
Chief Executive Officer

Power of Attorney

Each person whose signature appears below authorizes Robert W. Pittman, Thomas W. Casey and Scott D. Hamilton, or any one of them, each of whom may act without joinder of the others, to execute in the name of each such person who is then an officer or manager of the Registrant and to file any amendments to this Annual Report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Robert W. Pittman Robert W. Pittman	Chief Executive Officer (Principal Executive Officer), Chairman of the Board of Managers, and Manager	May 2, 2013

/s/ Thomas W. Casey Thomas W. Casey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 2, 2013

/s/ Scott D. Hamilton Scott D. Hamilton	Senior Vice President, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)	May 2, 2013

/s/ Mark P. Mays Mark P. Mays	Manager	May 2, 2013

/s/ Randall T. Mays Randall T. Mays	Manager	May 2, 2013

/s/ David C. Abrams David C. Abrams	Manager	May 2, 2013

Name	Title	Date
/s/ Irving L. Azoff Irving L. Azoff	Manager	May 2, 2013

/s/ Richard J. Bressler Richard J. Bressler	Manager	May 2, 2013

/s/ James C. Carlisle James C. Carlisle	Manager	May 2, 2013

/s/ John P. Connaughton John P. Connaughton	Manager	May 2, 2013

/s/ Matthew J. Freeman Matthew J. Freeman	Manager	May 2, 2013

/s/ Blair E. Hendrix Blair E. Hendrix	Manager	May 2, 2013

/s/ Jonathon S. Jacobson Jonathon S. Jacobson	Manager	May 2, 2013

/s/ Ian K. Loring Ian K. Loring	Manager	May 2, 2013

/s/ Scott M. Sperling Scott M. Sperling	Manager	May 2, 2013