Form 10-Q
period 2013-03-31
Clear Channel Capital I, LLC
filed 2013-05-02
CIK 1457737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                 ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

Commission File Number

333-158279-36

CLEAR CHANNEL CAPITAL I, LLC

(Exact name of registrant as specified in its charter)

                                                Delaware                                                                                                          27-0263715

                               (State or other jurisdiction of                                                                   (I.R.S. Employer Identification No.)

                              incorporation or organization)

                                      200 East Basse Road

                                       San Antonio, Texas                                                                                                     78209

                     (Address of principal executive offices)                                                                               (Zip Code)

(210) 822-2828

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]   Accelerated filer [   ]   Non-accelerated filer [X]  Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form in a reduced disclosure format permitted by General Instruction H(2).

CLEAR CHANNEL CAPITAL I, LLC

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	March 31, 2013
	(Unaudited)	December 31, 2012
CURRENT ASSETS
Cash and cash equivalents	$721,570	$1,225,010
Accounts receivable, net	1,264,529	1,423,999
Prepaid expenses	210,334	187,639
Other current assets	172,721	151,105
Total Current Assets	2,369,154	2,987,753
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,850,884	1,890,693
Other property, plant and equipment, net	1,114,980	1,146,161
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,423,659	2,423,979
Indefinite-lived intangibles - permits	1,070,333	1,070,720
Other intangibles, net	1,668,361	1,740,792
Goodwill	4,206,959	4,216,085
OTHER ASSETS
Other assets	814,821	816,530
Total Assets	$15,519,151	$16,292,713

CURRENT LIABILITIES
Accounts payable	$104,534	$133,226
Accrued expenses	686,163	776,055
Accrued interest	151,146	180,572
Deferred income	191,013	172,672
Other current liabilities	114,485	137,889
Current portion of long-term debt	68,351	381,728
Total Current Liabilities	1,315,692	1,782,142
Long-term debt	20,357,790	20,365,369
Deferred income taxes	1,596,704	1,689,876
Other long-term liabilities	458,668	450,517
Commitments and contingent liabilities (Note 6)
MEMBER'S DEFICIT
Noncontrolling interest	293,127	303,997
Member's interest	2,137,132	2,135,842
Accumulated deficit	(10,484,749)	(10,281,746)
Accumulated other comprehensive loss	(155,213)	(153,284)
Total Member's Deficit	(8,209,703)	(7,995,191)
Total Liabilities and Member's Deficit	$15,519,151	$16,292,713

See Notes to Consolidated Financial Statements

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2013	2012
Revenue	$1,343,058	$1,360,723
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	594,866	614,434
Selling, general and administrative expenses (excludes depreciation and amortization)	406,435	424,575
Corporate expenses (excludes depreciation and amortization)	80,642	68,251
Depreciation and amortization	182,182	175,366
Other operating income, net	2,395	3,124
Operating income	81,328	81,221
Interest expense	385,525	374,016
Equity in earnings of nonconsolidated affiliates	3,641	3,555
Loss on extinguishment of debt	(3,888)	(15,167)
Other expense, net	(1,000)	(1,106)
Loss before income taxes	(305,444)	(305,513)
Income tax benefit	96,325	157,398
Consolidated net loss	(209,119)	(148,115)
Less amount attributable to noncontrolling interest	(6,116)	(4,486)
Net loss attributable to the Company	$(203,003)	$(143,629)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(23,413)	37,089
Unrealized gain on securities and derivatives:
Unrealized holding gain on marketable securities	4,435	12,048
Unrealized holding gain on cash flow derivatives	14,823	8,579
Other adjustments to comprehensive income (loss)	(998)	63
Other comprehensive income (loss)	(5,153)	57,779
Comprehensive loss	(208,156)	(85,850)
Less amount attributable to noncontrolling interest	(3,223)	3,655
Comprehensive loss attributable to the Company	$(204,933)	$(89,505)

See Notes to Consolidated Financial Statements

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Consolidated net loss	$(209,119)	$(148,115)
Reconciling items:
Depreciation and amortization	182,182	175,366
Deferred taxes	(106,991)	(98,438)
Provision for doubtful accounts	4,576	4,704
Amortization of deferred financing charges and note discounts, net	31,356	45,031
Share-based compensation	5,517	6,897
Gain on disposal of operating and fixed assets	(2,395)	(3,124)
Equity in earnings of nonconsolidated affiliates	(3,641)	(3,555)
Loss on extinguishment of debt	3,888	15,167
Other reconciling items, net	6,469	5,819
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	143,413	152,268
Increase in deferred income	19,519	63,995
Decrease in accrued expenses	(79,301)	(44,888)
Decrease in accounts payable	(26,422)	(13,680)
Decrease in accrued interest	(29,423)	(82,988)
Changes in other operating assets and liabilities	(26,219)	(82,012)
Net cash used for operating activities	(86,591)	(7,553)
Cash flows from investing activities:
Purchases of property, plant and equipment	(61,620)	(72,647)
Purchases of other operating assets	(1,344)	(2,911)
Proceeds from disposal of assets	7,268	7,792
Change in other, net	(1,515)	(2,879)
Net cash used for investing activities	(57,211)	(70,645)
Cash flows from financing activities:
Draws on credit facilities	270,137	603,492
Payments on credit facilities	(22,500)	(1,918,051)
Proceeds from long-term debt	575,000	2,200,000
Payments on long-term debt	(1,163,436)	(433,460)
Dividends paid	-	(244,734)
Deferred financing charges	(9,678)	(39,927)
Change in other, net	(3,805)	4,900
Net cash provided by (used for) financing activities	(354,282)	172,220
Effect of exchange rate changes on cash	(5,356)	3,357
Net increase (decrease) in cash and cash equivalents	(503,440)	97,379
Cash and cash equivalents at beginning of period	1,225,010	1,228,682
Cash and cash equivalents at end of period	$721,570	$1,326,061

See Notes to Consolidated Financial Statements

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

Preparation of Interim Financial Statements

Clear Channel Capital I, LLC (the “Company” or the “Parent Company”) is the direct parent of Clear Channel Communications, Inc., a Texas corporation (“Clear Channel” or the “Subsidiary Issuer”).  The Company and certain of Clear Channel’s direct and indirect wholly-owned domestic subsidiaries fully and unconditionally guarantee on a joint and several basis certain of Clear Channel’s outstanding indebtedness.  As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the Company’s unaudited financial statements and related footnotes included in Item 1 of Part I of this Quarterly Report on Form 10-Q contain certain footnote disclosures regarding the financial information of the Company, Clear Channel and Clear Channel’s domestic wholly-owned subsidiaries that guarantee certain of Clear Channel’s outstanding indebtedness.

The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year.  The financial statements contained herein should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in Clear Channel’s 2012 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Also included in the consolidated financial statements are entities for which the Company has a controlling financial interest or is the primary beneficiary.  Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the Company are accounted for under the equity method.  All significant intercompany transactions are eliminated in the consolidation process.  Certain prior-period amounts have been reclassified to conform to the 2013 presentation.

Information Regarding the Company

The Company is a limited liability company organized under Delaware law, with all of its interests being held by Clear Channel Capital II, LLC, a direct, wholly-owned subsidiary of CC Media Holdings, Inc. (“CCMH”). CCMH was formed in May 2007 by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) for the purpose of acquiring the business of Clear Channel.

Omission of Per Share Information

Net loss per share information is not presented as Clear Channel Capital II, LLC is the sole member of the Company and owns 100% of the limited liability company interests. The Company does not have any publicly traded common stock or potential common stock.

Adoption of New Accounting Standards

During the first quarter of 2013, the Company adopted the Financial Accounting Standards Board's (“FASB”) ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments are effective for fiscal years (and interim periods within) beginning after December 15, 2012 and sets requirements for presenting information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income. Substantially all of the information required to be disclosed under this amendment are required to be disclosed elsewhere in the financial statements under U.S. GAAP. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

During the first quarter of 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  This update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. The amendments are effective for fiscal years (and interim periods within) beginning after December 15, 2013 and are to be applied retrospectively to all prior periods presented for such obligations that exist at the beginning of an entity’s fiscal year of adoption.  Early adoption is permitted however the Company plans to adopt the standard on a retrospective basis for the first quarter of 2014 for any existing obligations within the scope of this update. The Company is currently evaluating the guidance to determine the potential impact, if any, the adoption may have on its financial results and disclosures.

During the first quarter of 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity of an Investment in a Foreign Entity. The amendments are effective prospectively for the fiscal years (and interim periods within) beginning after December 15, 2013 and provide clarification guidance for the release of the cumulative translation adjustment under the current U.S. GAAP. Early adoption is permitted however the Company plans to adopt the standard for the first quarter of 2014. The Company is currently evaluating the guidance to determine the potential impact, if any, the adoption may have on its financial results and disclosures.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at March 31, 2013 and December 31, 2012, respectively.

(In thousands)	March 31, 2013	December 31, 2012
Land, buildings and improvements	$689,692	$685,431
Structures	2,958,467	2,949,458
Towers, transmitters and studio equipment	427,851	427,679
Furniture and other equipment	442,473	431,757
Construction in progress	90,838	105,394
	4,609,321	4,599,719
Less: accumulated depreciation	1,643,457	1,562,865
Property, plant and equipment, net	$2,965,864	$3,036,854

Indefinite-lived Intangible Assets

The Company’s indefinite-lived intangible assets consist of Federal Communications Commission (“FCC”) broadcast licenses in its Media and Entertainment (“CCME”) segment and billboard permits in its Americas outdoor advertising segment. Due to significant differences in both business practices and regulations, billboards in the International outdoor advertising segment are subject to long-term, finite contracts unlike the Company’s permits in the United States and Canada. Accordingly, there are no indefinite-lived intangible assets in the International outdoor advertising segment.

Other Intangible Assets

Other intangible assets include definite-lived intangible assets and permanent easements.  The Company’s definite-lived intangible assets include primarily transit and street furniture contracts, talent and representation contracts, customer and advertiser relationships, and site-leases, all of which are amortized over the respective lives of the agreements, or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Permanent easements are indefinite-lived intangible assets which include certain rights to use real property not owned by the Company.  The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived intangible assets.  These assets are recorded at cost.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets at March 31, 2013 and December 31, 2012, respectively:

(In thousands)	March 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor
contractual rights	$771,321	$(411,850)	$785,303	$(403,955)
Customer / advertiser relationships	1,212,245	(556,200)	1,210,245	(526,197)
Talent contracts	344,254	(186,810)	344,255	(177,527)
Representation contracts	245,099	(178,821)	243,970	(171,069)
Permanent easements	173,383	-	173,374	-
Other	388,137	(132,397)	387,973	(125,580)
Total	$3,134,439	$(1,466,078)	$3,145,120	$(1,404,328)

Total amortization expense related to definite-lived intangible assets was $72.1 million and $75.3 million for the three months ended March 31, 2013 and 2012, respectively.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2014	$261,982
2015	242,267
2016	222,056
2017	195,143
2018	125,337

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	CCME	Americas Outdoor Advertising	International Outdoor Advertising	Other	Consolidated
Balance as of December 31, 2011	$3,212,427	$571,932	$285,261	$117,098	$4,186,718
Acquisitions	24,842	-	-	51	24,893
Dispositions	(489)	-	(2,729)	-	(3,218)
Foreign currency	-	-	7,784	-	7,784
Other	(92)	-	-	-	(92)
Balance as of December 31, 2012	$3,236,688	$571,932	$290,316	$117,149	$4,216,085
Acquisitions	-	-	-	-	-
Dispositions	-	-	-	-	-
Foreign currency	-	-	(6,485)	-	(6,485)
Other	(2,641)	-	-	-	(2,641)
Balance as of March 31, 2013	$3,234,047	$571,932	$283,831	$117,149	$4,206,959

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 3 – LONG-TERM DEBT

Long-term debt at March 31, 2013 and December 31, 2012, respectively, consisted of the following:

(In thousands)	March 31, 2013	December 31, 2012
Senior Secured Credit Facilities (1)	$8,228,575	$9,075,465
Receivables Based Facility due 2017	247,000	-
9.0% Priority Guarantee Notes due 2019	1,999,815	1,999,815
9.0% Priority Guarantee Notes due 2021	1,750,000	1,750,000
11.25% Priority Guarantee Notes due 2021	575,000	-
Other secured subsidiary long-term debt (2)	24,071	25,507
Total consolidated secured debt	12,824,461	12,850,787

Senior Cash Pay Notes due 2016	796,250	796,250
Senior Toggle Notes (3)	829,831	829,831
Clear Channel Senior Notes (4)	1,436,455	1,748,564
Subsidiary Senior Notes due 2022	2,725,000	2,725,000
Subsidiary Senior Subordinated Notes due 2020	2,200,000	2,200,000
Other subsidiary debt due 2013	2,670	5,586
Purchase accounting adjustments and original issue discount	(388,526)	(408,921)
	20,426,141	20,747,097
Less: current portion	68,351	381,728
Total long-term debt	$20,357,790	$20,365,369

(1)        Term Loan A would have matured during 2014.  The outstanding balance was prepaid during the first quarter of 2013.  Term Loan B matures 2016.  Term Loan C is subject to an amortization schedule that matures at various dates from 2014 through 2016.

(2)        Other secured subsidiary long-term debt matures at various dates from 2013 through 2028.

(3)        Senior Toggle Notes mature at various dates from 2013 through 2016.

(4)        Clear Channel’s Senior Notes mature at various dates from 2014 through 2027.

The Company’s weighted average interest rates at March 31, 2013 and December 31, 2012 were 6.9% and 6.7%, respectively.  The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $19.2 billion and $18.6 billion at March 31, 2013 and December 31, 2012, respectively.  Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 2.

11.25% Priority Guarantee Notes Issuance

During the first quarter of 2013, Clear Channel issued $575.0 million aggregate principal amount of 11.25% Priority Guarantee Notes due 2021 (the “11.25% Priority Guarantee Notes”).  The 11.25% Priority Guarantee Notes mature on March 1, 2021 and bear interest at a rate of 11.25% per annum, payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2013. The 11.25% Priority Guarantee Notes are Clear Channel’s senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture governing such notes. The 11.25% Priority Guarantee Notes and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) the capital stock of Clear Channel and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing the legacy notes of Clear Channel), in each case equal in priority to the liens securing the obligations under Clear Channel’s senior secured credit facilities, Clear Channel’s 9.0% priority guarantee notes due 2021 and Clear Channel’s 9.0% priority guarantee notes due 2019, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing Clear Channel’s receivables based credit facility junior in priority to the lien securing Clear Channel’s obligations thereunder, subject to certain exceptions.

Clear Channel may redeem the 11.25% Priority Guarantee Notes at its option, in whole or part, at any time prior to March 1, 2016, at a price equal to 100% of the principal amount of the 11.25% Priority Guarantee Notes redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. Clear Channel may redeem the 11.25% Priority Guarantee Notes, in whole or in

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

part, on or after March 1, 2016, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.  Prior to March 1, 2016, Clear Channel may elect to redeem up to 40% of the aggregate principal amount of the 11.25% Priority Guarantee Notes at a redemption price equal to 111.25% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the 11.25% Priority Guarantee Notes contains covenants that limit Clear Channel’s ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) engage in certain transactions with affiliates; (v) create restrictions on dividends or other payments by the restricted subsidiaries; and (vi) merge, consolidate or sell substantially all of Clear Channel’s assets. The indenture contains covenants that limit the Company’s and Clear Channel’s ability and the ability of its restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the 11.25% Priority Guarantee Notes. The indenture also provides for customary events of default.

Debt Repayments, Maturities and Other

During the first quarter of 2013, Clear Channel repaid its 5.75% senior notes at maturity for $312.1 million (net of $187.9 million principal amount repaid to a subsidiary of Clear Channel with respect to notes repurchased and held by such entity), plus accrued interest, using cash on hand.

In addition, during the first quarter of 2013, using the proceeds from the issuance of the 11.25% Priority Guarantee Notes along with borrowings under the receivables based credit facility of $269.5 million and cash on hand, Clear Channel prepaid all $846.9 million outstanding under its term loan A under the senior secured credit facilities.  The Company recorded a loss of $3.9 million in “Loss on extinguishment of debt” related to the accelerated expensing of loan fees.

NOTE 4 – SUPPLEMENTAL DISCLOSURES

Divestiture Trusts

Clear Channel owns certain radio stations which, under current FCC rules, are not permitted to be owned or transferred to another Clear Channel entity. These radio stations were placed in a trust in order to comply with FCC rules at the time of the closing of the merger that resulted in the Company’s acquisition of Clear Channel.  Clear Channel is the beneficial owner of the trust, but the radio stations are managed by an independent trustee.  Clear Channel will have to divest all of these radio stations unless any stations may be owned by Clear Channel under then-current FCC rules, in which case the trust will be terminated with respect to such stations.  The trust agreement stipulates that Clear Channel must fund any operating shortfalls of the trust activities, and any excess cash flow generated by the trust is distributed to Clear Channel.  Clear Channel is also the beneficiary of proceeds from the sale of stations held in the trust.  The Company consolidates the trust in accordance with ASC 810-10, which requires an enterprise involved with variable interest entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in the variable interest entity, as the trust was determined to be a variable interest entity and the Company (through its subsidiary, Clear Channel) is its primary beneficiary.

Income Tax Benefit

The Company’s income tax benefit for the three months ended March 31, 2013 and 2012, respectively, consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2013	2012
Current tax benefit (expense)	$(10,666)	$58,960
Deferred tax benefit	106,991	98,438
Income tax benefit	$96,325	$157,398

The effective tax rate for the three months ended March 31, 2013 was 31.5%.  The 2013 effective tax rate was impacted by the Company’s inability to record tax benefit on tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The effective tax rate for the three months ended March 31, 2012 was 51.5%.  The effective tax rate was primarily impacted by the Company’s settlement of U.S. federal and state tax examinations during the period.  Pursuant to the settlements, the Company recorded a reduction to income tax expense of approximately $61.0 million to reflect the net tax benefits of the settlements.

Supplemental Cash Flow Information

During the three months ended March 31, 2013 and 2012, cash paid for interest and income taxes, net of income tax refunds of $0.4 million and $0.6 million, respectively, was as follows:

(In thousands)	Three Months Ended March 31,
	2013	2012
Interest	$385,238	$412,460
Income taxes	13,175	18,935

NOTE 5 – FAIR VALUE MEASUREMENTS

The Company’s marketable equity securities and interest rate swap are measured at fair value on each reporting date.

Marketable Equity Securities

The marketable equity securities are measured at fair value using quoted prices in active markets.  Due to the fact that the inputs used to measure the marketable equity securities at fair value are observable, the Company has categorized the fair value measurements of the securities as Level 1 in accordance with ASC 820-10-35. The Company records its investments in these marketable equity securities on the balance sheet as “Other assets.”

The cost, unrealized holding gains or losses, and fair value of the Company’s investments at March 31, 2013 and December 31, 2012 are as follows:

(In thousands)	March 31, 2013	December 31, 2012
Cost	$5,207	$5,207
Gross unrealized losses	(25)	-
Gross unrealized gains	113,499	106,220
Fair value	$118,681	$111,427

Interest Rate Swap Agreement

The Company’s $2.5 billion notional amount interest rate swap agreement is designated as a cash flow hedge and the effective portion of the gain or loss on the swap is reported as a component of other comprehensive income (loss).  Ineffective portions of a cash flow hedging derivative’s change in fair value are recognized currently in earnings.  In accordance with ASC 815-20-35-9, as the critical terms of the swap and the floating-rate debt being hedged were the same at inception and remained the same during the current period, no ineffectiveness was recorded in earnings for the three months ended March 31, 2013.

The Company entered into the swap to effectively convert a portion of its floating-rate debt to a fixed basis, thus reducing the impact of interest rate changes on future interest expense.  The interest rate swap agreement matures September 30, 2013.

The Company continually monitors its positions with, and credit quality of, the financial institution which is counterparty to its interest rate swap. The Company may be exposed to credit loss in the event of nonperformance by the counterparty to the interest rate swap. However, the Company considers this risk to be low. If a derivative instrument no longer qualifies as a cash flow hedge, hedge accounting is discontinued and the gain or loss that was recorded in other comprehensive income is recognized in earnings.

The swap agreement is valued using a discounted cash flow model that takes into account the present value of the future cash flows under the terms of the agreement by using market information available as of the reporting date, including prevailing interest rates and credit spread.  Due to the fact that the inputs are either directly or indirectly observable, the Company classified the fair value measurements of its swap agreement as Level 2 in accordance with ASC 820-10-35.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The fair value of the Company’s $2.5 billion notional amount interest rate swap designated as a hedging instrument and recorded in “Other current liabilities” was $53.3 million and $76.9 million at March 31, 2013 and December 31, 2012, respectively.

The following table details the beginning and ending accumulated other comprehensive loss and the current period activity related to the interest rate swap agreement:

(In thousands)	Accumulated other comprehensive loss
Balance at December 31, 2012	$48,180
Other comprehensive income	(14,823)
Balance at March 31, 2013	$33,357

Other Comprehensive Income (Loss)

The following table discloses the amount of income tax (asset) liability allocated to each component of other comprehensive income (loss) for the three months ended March 31, 2013 and 2012, respectively:

(In thousands)	Three Months Ended March 31,
	2013	2012
Foreign currency translation adjustments and other	$(730)	$2,234
Unrealized holding gain on marketable securities	2,820	7,017
Unrealized holding gain on cash flow derivatives	8,774	5,120
Total income tax benefit	$10,864	$14,371

NOTE 6 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

The Company and its subsidiaries are involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued an estimate of the probable costs for the resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated.  These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of the Company’s strategies related to these proceedings.  Additionally, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations.

Although the Company is involved in a variety of legal proceedings in the ordinary course of business, a large portion of the Company’s litigation arises in the following contexts: commercial disputes; defamation matters; employment and benefits related claims; governmental fines; intellectual property claims; and tax disputes.

Stockholder Litigation

Two derivative lawsuits were filed in March 2012 in Delaware Chancery Court by stockholders of Clear Channel Outdoor Holdings, Inc. (“CCOH”), an indirect non-wholly owned subsidiary of Clear Channel. The consolidated lawsuits are captioned In re Clear Channel Outdoor Holdings, Inc. Derivative Litigation, Consolidated Case No. 7315-CS. The complaints name as defendants certain of Clear Channel’s and CCOH’s current and former directors and Clear Channel, as well as Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P.  CCOH also is named as a nominal defendant.  The complaints allege, among other things, that in December 2009 Clear Channel breached fiduciary duties to CCOH and its stockholders by allegedly requiring CCOH to agree to amend the terms of a revolving promissory note payable by Clear Channel to CCOH to extend the maturity date of the note and to amend the interest rate payable on the note. According to the complaints, the terms of the amended promissory note were unfair to CCOH because, among other things, the interest rate was below market. The complaints further allege that Clear Channel was unjustly enriched as a result of that transaction.  The complaints also allege that the director defendants breached fiduciary duties to CCOH in connection with that transaction and that the transaction constituted corporate waste.   On April 4, 2012, the board of directors of CCOH formed a special litigation committee consisting of certain independent directors (the “SLC”) to review and investigate plaintiffs’ claims and determine the course of action that serves the best interests of CCOH and its stockholders.  On June 20, 2012, the SLC filed a motion to stay the lawsuits for six months while it completes its review and investigation.  In response, on June 27, 2012, plaintiffs filed a motion for an

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

expedited trial, asking the Court to schedule a trial on the merits in October 2012. On July 23, 2012, the Court issued an order granting the motion to stay and denying the motion for an expedited trial. On January 23, 2013, the SLC filed a motion to extend the stay for thirty days, and on January 24, 2013, the Court granted that motion, extending the stay for thirty days from the date of the order. On March 28, 2013, to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegations made in the complaint, legal counsel for the defendants entered into a binding memorandum of understanding (the “MOU”) with legal counsel for the SLC and the plaintiffs to settle the litigation.  The MOU obligates the parties to use their best efforts to prepare a Stipulation of Settlement reflecting the terms of the MOU and present such Stipulation of Settlement to the Delaware Chancery Court for approval.  The Stipulation of Settlement has not yet been finalized and is subject to approval by the Delaware Court of Chancery.  Accordingly, unless and until such approval is received, no assurance can be provided that the outstanding litigation will be resolved as contemplated by the MOU.  CCOH filed the MOU with the SEC as an exhibit to its Current Report on Form 8-K filed on April 3, 2013.  The financial statements do not reflect any impacts that may result upon the final Stipulation of Settlement being approved.

Los Angeles Litigation

In 2008, Summit Media, LLC, one of the Company’s competitors, sued the City of Los Angeles, Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties. Pursuant to the settlement agreement, Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays pursuant to modernization permits issued through an administrative process of the City. The Los Angeles Superior Court ruled in January 2010 that the settlement agreement constituted an ultra vires act of the City and nullified its existence, but did not invalidate the modernization permits issued to Clear Channel Outdoor, Inc. and CBS. All parties appealed the ruling by the Los Angeles Superior Court to Court of Appeal for the State of California, Second Appellate District, Division 8. On December 10, 2012, the Court of Appeal issued an order upholding the Superior Court’s finding that the settlement agreement was ultra vires and remanding the case to the Superior Court for the purpose of invalidating the modernization permits issued to Clear Channel Outdoor, Inc. and CBS for the digital displays that were the subject of the settlement agreement.  On January 22, 2013, Clear Channel Outdoor, Inc. filed a petition with the California Supreme Court requesting its review of the matter, and the Supreme Court denied that petition on February 27, 2013.  On April 12, 2013, the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. and 13 issued to CBS and ordered that the companies turn off the electrical power to affected digital displays by the close of business on April 15, 2013.  Clear Channel Outdoor, Inc. has complied with the order.  On April 16, 2013, the Court conducted further proceedings during which it held that it was not invalidating two additional digital modernization permits that Clear Channel Outdoor, Inc. had secured through a special zoning plan and confirmed that its April 12 order invalidated only digital modernization permits – not other types of permits the companies may have secured for the signs at issue.

Guarantees

As of March 31, 2013, Clear Channel had outstanding surety bonds and commercial standby letters of credit of $51.0 million and $124.2 million, respectively, of which $56.3 million of letters of credit were cash secured.  Letters of credit in the amount of $9.1 million are collateral in support of surety bonds and these amounts would only be drawn under the letter of credit in the event the associated surety bonds were funded and Clear Channel did not honor its reimbursement obligation to the issuers. These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items.

As of March 31, 2013, Clear Channel had outstanding bank guarantees of $47.0 million related to international subsidiaries, of which $4.5 million were backed by cash collateral.

NOTE 7 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Clear Channel is a party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the three months ended March 31, 2013 and 2012, the Company recognized management fees and reimbursable expenses of $4.1 million and $4.0 million, respectively.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 8 – EQUITY AND COMPREHENSIVE INCOME (LOSS)

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2013	$(8,299,188)	$303,997	$(7,995,191)
Net loss	(203,003)	(6,116)	(209,119)
Foreign currency translation adjustments	(20,306)	(3,107)	(23,413)
Unrealized holding gain on marketable securities	4,438	(3)	4,435
Unrealized holding gain on cash flow derivatives	14,823	-	14,823
Other adjustments to comprehensive income	(885)	(113)	(998)
Other, net	1,291	(1,531)	(240)
Balances at March 31, 2013	$(8,502,830)	$293,127	$(8,209,703)

Balances at January 1, 2012	$(7,993,735)	$521,794	$(7,471,941)
Net loss	(143,629)	(4,486)	(148,115)
Dividends	-	(244,734)	(244,734)
Foreign currency translation adjustments	33,474	3,615	37,089
Unrealized holding gain on marketable securities	12,015	33	12,048
Unrealized holding gain on cash flow derivatives	8,579	-	8,579
Other adjustments to comprehensive income	56	7	63
Other, net	(3,785)	8,240	4,455
Balances at March 31, 2012	$(8,087,025)	$284,469	$(7,802,556)

The Company does not have any compensation plans under which it grants awards to employees. CCMH and CCOH have granted options to purchase shares of their Class A common stock to certain key individuals, as well as restricted stock and restricted stock units.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 9 – SEGMENT DATA

The Company’s reportable segments, which it believes best reflect how the Company is currently managed, are CCME, Americas outdoor advertising and International outdoor advertising.  Revenue and expenses earned and charged between segments are recorded at estimated fair value and eliminated in consolidation.  The CCME segment provides media and entertainment services via broadcast and digital delivery and also includes the Company’s national syndication business.  The Americas outdoor advertising segment consists of operations primarily in the United States and Canada.  The International outdoor advertising segment primarily includes operations in Europe, Asia, Australia and Latin America.  The Americas outdoor and International outdoor display inventory consists primarily of billboards, street furniture displays and transit displays.  The Other category includes the Company’s media representation business as well as other general support services and initiatives which are ancillary to the Company’s other businesses.  Corporate includes infrastructure and support, including information technology, human resources, legal, finance and administrative functions of each of the Company’s reportable segments, as well as overall executive, administrative and support functions. Share-based payments are recorded by each segment in direct operating and selling, general and administrative expenses.

The following table presents the Company’s reportable segment results for the three months ended March 31, 2013 and 2012.

(In thousands)	CCME	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended March 31, 2013
Revenue	$656,566	$286,461	$363,749	$49,219	$-	$(12,937)	$1,343,058
Direct operating expenses	203,119	137,547	249,842	6,494	-	(2,136)	594,866
Selling, general and administrative expenses	241,783	54,610	85,382	35,461	-	(10,801)	406,435
Depreciation and amortization	67,832	48,685	50,993	9,982	4,690	-	182,182
Corporate expenses	-	-	-	-	80,642	-	80,642
Other operating income, net	-	-	-	-	2,395	-	2,395
Operating income (loss)	$143,832	$45,619	$(22,468)	$(2,718)	$(82,937)	$-	$81,328

Intersegment revenues	$-	$83	$-	$12,854	$-	$-	$12,937
Capital expenditures	$14,244	$12,895	$25,908	$2,103	$6,470	$-	$61,620
Share-based compensation expense	$1,492	$894	$735	$-	$2,396	$-	$5,517

Three Months Ended March 31, 2012
Revenue	$671,510	$280,151	$371,132	$51,698	$-	$(13,768)	$1,360,723
Direct operating expenses	216,379	144,410	249,643	6,539	-	(2,537)	614,434
Selling, general and administrative expenses	241,920	52,579	100,570	40,737	-	(11,231)	424,575
Depreciation and amortization	67,056	42,958	49,035	12,853	3,464	-	175,366
Corporate expenses	-	-	-	-	68,251	-	68,251
Other operating income, net	-	-	-	-	3,124	-	3,124
Operating income (loss)	$146,155	$40,204	$(28,116)	$(8,431)	$(68,591)	$-	$81,221

Intersegment revenues	$-	$770	$-	$12,998	$-	$-	$13,768
Capital expenditures	$10,152	$25,336	$27,662	$2,388	$7,109	$-	$72,647
Share-based compensation expense	$1,214	$1,932	$1,209	$-	$2,542	$-	$6,897

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 10 – GUARANTOR SUBSIDIARIES

The Company and certain of Clear Channel’s direct and indirect wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guaranteed on a joint and several basis certain of Clear Channel’s outstanding indebtedness. The following consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

(In thousands)	As of March 31, 2013
				Non-
	Parent	Subsidiary	Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$-	$11	$73,792	$647,767	$-	$721,570
Accounts receivable, net of allowance	-	-	595,344	669,185	-	1,264,529
Intercompany receivables (1)	-	3,512,117	-	19,307	(3,531,424)	-
Prepaid expenses	-	4,217	45,855	160,262	-	210,334
Other current assets	-	34,578	79,281	67,685	(8,823)	172,721
Total Current Assets	-	3,550,923	794,272	1,564,206	(3,540,247)	2,369,154
Structures, net	-	-	-	1,850,884	-	1,850,884
Other property, plant and equipment, net	-	-	818,616	296,364	-	1,114,980
Indefinite-lived intangibles - licenses	-	-	2,423,659	-	-	2,423,659
Indefinite-lived intangibles - permits	-	-	-	1,070,333	-	1,070,333
Other intangibles, net	-	-	1,125,733	542,628	-	1,668,361
Goodwill	-	-	3,347,442	859,517	-	4,206,959
Intercompany notes receivable	-	962,000	-	-	(962,000)	-
Long-term intercompany receivable	-	-	-	727,646	(727,646)	-
Investment in subsidiaries	(8,707,876)	3,598,808	457,228	-	4,651,840	-
Other assets	-	113,603	340,185	858,905	(497,872)	814,821
Total Assets	$(8,707,876)	$8,225,334	$9,307,135	$7,770,483	$(1,075,925)	$15,519,151

Accounts payable	$-	$-	$27,044	$77,490	$-	$104,534
Accrued expenses	-	(55,082)	231,252	509,993	-	686,163
Intercompany payable (1)	-	-	3,531,424	-	(3,531,424)	-
Accrued interest	-	160,566	-	(598)	(8,822)	151,146
Deferred income	-	-	66,815	124,198	-	191,013
Other current liabilities	-	53,342	-	61,143	-	114,485
Current portion of long-term debt	-	61,952	-	6,399	-	68,351
Total Current Liabilities	-	220,778	3,856,535	778,625	(3,540,246)	1,315,692
Long-term debt	-	16,122,364	4,000	4,934,177	(702,751)	20,357,790
Long-term intercompany payable	-	727,646	-	-	(727,646)	-
Intercompany long-term debt	-	-	962,000	-	(962,000)	-
Deferred income taxes	-	(166,132)	1,077,356	683,576	1,904	1,596,704
Other long-term liabilities	-	28,554	183,941	246,173	-	458,668
Total member's interest (deficit)	(8,707,876)	(8,707,876)	3,223,303	1,127,932	4,854,814	(8,209,703)
Total Liabilities and Member's Equity (Deficit)	$(8,707,876)	$8,225,334	$9,307,135	$7,770,483	$(1,075,925)	$15,519,151

(1)        The intercompany payable balance includes approximately $7.3 billion of designated amounts of borrowing under the senior secured credit facilities by certain Guarantor Subsidiaries that are Co-Borrowers and primary obligors thereunder with respect to these amounts.  These amounts were incurred by the Co-Borrowers at the time of the closing of the merger, but were funded and will be repaid through accounts of the Subsidiary Issuer.  The intercompany receivables balance includes the amount of such borrowings, which are required to be repaid to the lenders under the senior secured credit facilities by the Guarantor Subsidiaries as Co-Borrowers and primary obligors thereunder.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	As of December 31, 2012
				Non-
	Parent	Subsidiary	Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$-	$11	$333,768	$891,231	$-	$1,225,010
Accounts receivable, net of allowance	-	-	678,448	745,551	-	1,423,999
Intercompany receivables (1)	-	4,032,992	166,019	-	(4,199,011)	-
Prepaid expenses	-	2,397	33,190	152,052		187,639
Other current assets	-	36,446	69,518	259,871	(214,730)	151,105
Total Current Assets	-	4,071,846	1,280,943	2,048,705	(4,413,741)	2,987,753
Structures, net	-	-	-	1,890,693	-	1,890,693
Other property, plant and equipment, net	-	-	827,623	318,538	-	1,146,161
Indefinite-lived intangibles - licenses	-	-	2,423,979	-	-	2,423,979
Indefinite-lived intangibles - permits	-	-	-	1,070,720	-	1,070,720
Other intangibles, net	-	-	1,174,818	565,974	-	1,740,792
Goodwill	-	-	3,350,083	866,002	-	4,216,085
Intercompany notes receivable	-	962,000	-	-	(962,000)	-
Long-term intercompany receivable	-	-	-	729,157	(729,157)	-
Investment in subsidiaries	(8,518,574)	3,848,000	552,184	-	4,118,390	-
Other assets	-	115,188	333,607	848,431	(480,696)	816,530
Total Assets	$(8,518,574)	$8,997,034	$9,943,237	$8,338,220	$(2,467,204)	$16,292,713

Accounts payable	$-	$-	$37,436	$95,790	$-	$133,226
Accrued expenses	-	(104,972)	319,466	561,561	-	776,055
Intercompany payable (1)	-	-	4,032,992	166,019	(4,199,011)	-
Accrued interest	-	210,874	-	(113)	(30,189)	180,572
Deferred income	-	-	62,901	109,771	-	172,672
Other current liabilities	-	76,939	-	60,950	-	137,889
Current portion of long-term debt	-	372,321	-	9,407	-	381,728
Total Current Liabilities	$-	$555,162	$4,452,795	$1,003,385	$(4,229,200)	$1,782,142
Long-term debt	-	16,310,694	4,000	4,935,388	(884,713)	20,365,369
Long-term intercompany payable	-	729,157	-	-	(729,157)	-
Intercompany long-term debt	-	-	962,000	-	(962,000)	-
Deferred income taxes	-	(107,878)	1,089,659	705,935	2,160	1,689,876
Other long-term liabilities	-	28,473	182,142	239,902	-	450,517
Total member's interest (deficit)	(8,518,574)	(8,518,574)	3,252,641	1,453,610	4,335,706	(7,995,191)
Total Liabilities and Member's Equity (Deficit)	$(8,518,574)	$8,997,034	$9,943,237	$8,338,220	$(2,467,204)	$16,292,713

(1)        The intercompany payable balance includes approximately $7.3 billion of designated amounts of borrowing under the senior secured credit facilities by certain Guarantor Subsidiaries that are Co-Borrowers and primary obligors thereunder with respect to these amounts.  These amounts were incurred by the Co-Borrowers at the time of the closing of the merger, but were funded and will be repaid through accounts of the Subsidiary Issuer.  The intercompany receivables balance includes the amount of such borrowings, which are required to be repaid to the lenders under the senior secured credit facilities by the Guarantor Subsidiaries as Co-Borrowers and primary obligors thereunder.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$690,075	$657,087	$(4,104)		$1,343,058
Operating expenses:
Direct operating expenses	-	-	206,934	389,374	(1,442)		594,866
Selling, general and administrative expenses	-	-	265,672	143,425	(2,662)		406,435
Corporate expenses	-	2,777	51,670	26,195	-		80,642
Depreciation and amortization	-	-	81,477	100,705	-		182,182
Other operating income, net	-	-	292	2,103	-		2,395
Operating income (loss)	-	(2,777)	84,614	(509)	-		81,328
Interest expense, net	-	319,724	5,313	46,587	13,901		385,525
Equity in earnings (loss) of nonconsolidated affiliates	(189,102)	15,177	(71,152)	3,878	244,840		3,641
Loss on extinguishment of debt	-	(3,888)	-	-	-		(3,888)
Other income (expense), net	-	-	172	(1,172)	-		(1,000)
Income (loss) before income taxes	(189,102)	(311,212)	8,321	(44,390)	230,939		(305,444)
Income tax benefit (expense)	-	122,110	(17,860)	(7,925)	-		96,325
Consolidated net income (loss)	(189,102)	(189,102)	(9,539)	(52,315)	230,939		(209,119)
Less amount attributable to noncontrolling interest	-	-	(6,245)	129	-	`	(6,116)
Net income (loss) attributable to the Company	$(189,102)	$(189,102)	$(3,294)	$(52,444)	$230,939		$(203,003)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	(219)	(23,194)	-		(23,413)
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain on marketable securities	-	-	4,461	415	(441)		4,435
Unrealized holding gain on cash flow derivatives	-	14,823	-	-	-		14,823
Other adjustments to comprehensive income (loss)	-	-	-	(998)	-		(998)
Equity in subsidiary comprehensive loss	(1,489)	(16,312)	(23,684)	-	41,485		-
Comprehensive income (loss)	(190,591)	(190,591)	(22,736)	(76,221)	271,983		(208,156)
Less amount attributable to noncontrolling interest	-	-	(3,130)	(93)	-		(3,223)
Comprehensive income (loss) attributable to the Company	$(190,591)	$(190,591)	$(19,606)	$(76,128)	$271,983		$(204,933)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$707,414	$658,196	$(4,887)		$1,360,723
Operating expenses:
Direct operating expenses	-	-	219,829	396,534	(1,929)		614,434
Selling, general and administrative expenses	-	-	270,610	156,923	(2,958)		424,575
Corporate expenses	-	2,700	41,241	24,310	-		68,251
Depreciation and amortization	-	-	82,684	92,682	-		175,366
Other operating income (expense), net	-	-	(879)	4,003	-		3,124
Operating income (loss)	-	(2,700)	92,171	(8,250)	-		81,221
Interest expense, net	-	340,139	5,966	9,323	18,588		374,016
Equity in earnings (loss) of nonconsolidated affiliates	(115,589)	92,126	(42,231)	3,828	65,421		3,555
Loss on extinguishment of debt	-	(15,167)	-	-	-		(15,167)
Other income (expense), net	-	-	(14)	8,360	(9,452)		(1,106)
Income (loss) before income taxes	(115,589)	(265,880)	43,960	(5,385)	37,381		(305,513)
Income tax benefit (expense)	-	150,291	12,491	(5,384)	-		157,398
Consolidated net income (loss)	(115,589)	(115,589)	56,451	(10,769)	37,381		(148,115)
Less amount attributable to noncontrolling interest	-	-	(3,163)	(1,323)	-	`	(4,486)
Net income (loss) attributable to the Company	$(115,589)	$(115,589)	$59,614	$(9,446)	$37,381		$(143,629)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	(160)	37,249	-		37,089
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	-	-	11,759	(4,159)	4,448		12,048
Unrealized holding gain on cash flow derivatives	-	8,579	-	-	-		8,579
Other adjustments to comprehensive income (loss)	-	-	1	63	(1)		63
Equity in subsidiary comprehensive income (loss)	49,677	41,098	33,342	-	(124,117)		-
Comprehensive income (loss)	(65,912)	(65,912)	104,556	23,707	(82,289)		(85,850)
Less amount attributable to noncontrolling interest	-	-	3,844	(189)	-		3,655
Comprehensive income (loss) attributable to the Company	$(65,912)	$(65,912)	$100,712	$23,896	$(82,289)		$(89,505)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(189,102)	$(189,102)	$(9,539)	$(52,315)	$230,939	$(209,119)
Reconciling items:
Depreciation and amortization	-	-	81,477	100,705	-	182,182
Deferred taxes	-	(67,028)	(15,818)	(24,145)	-	(106,991)
Provision for doubtful accounts	-	-	2,904	1,672	-	4,576
Amortization of deferred financing charges and note discounts, net	-	35,481	(2,136)	(15,890)	13,901	31,356
Share-based compensation	-	-	3,856	1,661	-	5,517
Gain on disposal of operating assets	-	-	(292)	(2,103)	-	(2,395)
Equity in (earnings) loss of nonconsolidated affiliates	189,102	(15,177)	71,152	(3,878)	(244,840)	(3,641)
Loss on extinguishment of debt	-	3,888	-	-	-	3,888
Other reconciling items, net	-	-	10	6,459	-	6,469
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	-	-	80,127	63,286	-	143,413
Increase in deferred income	-	-	3,270	16,249	-	19,519
Increase (decrease) in accrued expenses	-	49,890	(88,218)	(40,973)	-	(79,301)
Increase (decrease) in accounts payable	-	186	(10,579)	(16,029)	-	(26,422)
Increase in accrued interest	-	(50,308)	-	(483)	21,368	(29,423)
Changes in other operating assets and liabilities	-	(1,820)	(16,719)	13,688	(21,368)	(26,219)
Net cash provided by (used for) operating activities	-	(233,990)	99,495	47,904	-	(86,591)
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(22,090)	(39,530)	-	(61,620)
Acquisition of operating assets	-	-	(1,341)	(3)	-	(1,344)
Proceeds from disposal of assets	-	-	3,968	3,300	-	7,268
Dividends from subsidiaries	-	245,490	-	-	(245,490)	-
Proceeds from maturity of Clear Channel notes	-	-	-	187,891	(187,891)	-
Change in other, net	-	-	(850)	(665)	-	(1,515)
Net cash provided by (used for) investing activities	-	245,490	(20,313)	150,993	(433,381)	(57,211)
Cash flows from financing activities:
Draws on credit facilities	-	269,500	-	637	-	270,137
Payments on credit facilities	-	(22,500)	-	-	-	(22,500)
Intercompany funding	-	523,220	(339,158)	(184,062)	-	-
Proceeds from long-term debt	-	575,000	-	-	-	575,000
Payments on long-term debt	-	(1,346,890)	-	(4,437)	187,891	(1,163,436)
Dividends paid	-	-	-	(245,490)	245,490	-
Deferred financing charges	-	(9,830)	-	152	-	(9,678)
Change in other, net	-	-	-	(3,805)	-	(3,805)
Net cash provided by (used for) financing activities	-	(11,500)	(339,158)	(437,005)	433,381	(354,282)
Effect of exchange rate changes on cash	-	-	-	(5,356)	-	(5,356)
Net decrease in cash and cash equivalents	-	-	(259,976)	(243,464)	-	(503,440)
Cash and cash equivalents at beginning of period	-	11	333,768	891,231	-	1,225,010
Cash and cash equivalents at end of period	$-	$11	$73,792	$647,767	$-	$721,570

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(115,589)	$(115,589)	$56,451	$(10,769)	$37,381	$(148,115)
Reconciling items:
Depreciation and amortization	-	-	82,684	92,682	-	175,366
Deferred taxes	-	(91,176)	9,257	(16,519)	-	(98,438)
Provision for doubtful accounts	-	-	2,680	2,024	-	4,704
Amortization of deferred financing charges and note discounts, net	-	54,199	(1,740)	(26,016)	18,588	45,031
Share-based compensation	-	-	3,695	3,202	-	6,897
(Gain) loss on disposal of operating assets	-	-	879	(4,003)	-	(3,124)
Equity in (earnings) loss of non consolidated affiliates	115,589	(92,126)	42,231	(3,828)	(65,421)	(3,555)
Loss on extinguishment of debt	-	15,167	-	-	-	15,167
Other reconciling items, net	-	-	348	5,471	-	5,819
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	-	-	92,501	59,767	-	152,268
Increase in deferred income	-	-	13,267	50,728	-	63,995
Decrease in accrued expenses	-	(15,310)	(1,493)	(28,085)	-	(44,888)
Decrease in accounts payable	-	-	(5,179)	(8,501)	-	(13,680)
Increase (decrease) in accrued interest	-	(103,682)	5,397	846	14,451	(82,988)
Changes in other operating assets and liabilities	-	(1,831)	(69,786)	4,056	(14,451)	(82,012)
Net cash provided by (used for) operating activities	-	(350,348)	231,192	121,055	(9,452)	(7,553)
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(16,543)	(56,104)	-	(72,647)
Acquisition of other operating assets	-	-	(1,544)	(1,367)	-	(2,911)
Proceeds from disposal of assets	-	-	1,698	6,094	-	7,792
Dividends from subsidiaries	-	1,925,661	1,916,209	-	(3,841,870)	-
Proceeds from maturity of Clear Channel notes	-	-	-	50,149	(50,149)	-
Change in other, net	-	-	(1,622)	(1,257)	-	(2,879)
Net cash provided by (used for) investing activities	-	1,925,661	1,898,198	(2,485)	(3,892,019)	(70,645)
Cash flows from financing activities:
Draws on credit facilities	-	602,500	-	992	-	603,492
Payments on credit facilities	-	(1,918,051)	-	-	-	(1,918,051)
Intercompany funding	-	220,579	(128,563)	(92,016)	-	-
Proceeds from long-term debt	-	-	-	2,200,000	-	2,200,000
Payments on long-term debt	-	(480,342)	(373)	(2,894)	50,149	(433,460)
Dividends paid	-	-	(1,916,207)	(2,179,849)	3,851,322	(244,734)
Deferred financing charges	-	-	-	(39,927)	-	(39,927)
Change in other, net	-	-	-	4,900	-	4,900
Net cash provided by (used for) financing activities	-	(1,575,314)	(2,045,143)	(108,794)	3,901,471	172,220
Effect of exchange rate changes on cash	-	-	-	3,357	-	3,357
Net increase (decrease) in cash and cash equivalents	-	(1)	84,247	13,133	-	97,379
Cash and cash equivalents at beginning of period	-	1	461,572	767,109	-	1,228,682
Cash and cash equivalents at end of period	$-	$-	$545,819	$780,242	$-	$1,326,061

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Format of Presentation

Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes.  Our discussion is presented on both a consolidated and segment basis.  All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Clear Channel Capital I, LLC and its consolidated subsidiaries.  Our reportable segments are Media and Entertainment (“CCME”), Americas outdoor advertising (“Americas outdoor” or “Americas outdoor advertising”) and International outdoor advertising (“International outdoor” or “International outdoor advertising”).  Our CCME segment provides media and entertainment services via broadcast and digital delivery and also includes our national syndication business.  Our Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Included in the “Other” category are our media representation business, Katz Media Group, as well as other general support services and initiatives, which are ancillary to our other businesses.  Certain prior-period amounts have been reclassified to conform to the 2013 presentation.

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Other operating income (expense), net, Interest expense, Loss on marketable securities, Equity in earnings of nonconsolidated affiliates, Other income (expense), net and Income tax benefit are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

Our CCME business utilizes several key measurements to analyze performance, including average minute rates and minutes sold. Our CCME revenue is derived primarily from selling advertising time, or spots, on our radio stations, with advertising contracts typically less than one year in duration.  The programming formats of our radio stations are designed to reach audiences with targeted demographic characteristics that appeal to our advertisers.  We also provide streaming content via the Internet, mobile and other digital platforms which reach national, regional and local audiences and derive revenues primarily from selling advertising time with advertising contracts similar to those used by our radio stations.

Management typically monitors our Americas outdoor and International outdoor advertising businesses by reviewing the average rates, average revenue per display, or yield, occupancy and inventory levels of each of our display types by market.  Our outdoor advertising revenue is derived from selling advertising space on the displays we own or operate in key markets worldwide, consisting primarily of billboards, street furniture and transit displays.  Part of our long-term strategy for our Americas outdoor and International outdoor advertising businesses is to pursue the technology of digital displays, including flat screens, LCDs and LEDs, as additions to traditional methods of displaying our clients’ advertisements. We are currently installing these technologies in certain markets.

Our advertising revenue for all of our segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally. According to the U.S. Department of Commerce, estimated U.S. GDP growth for the first quarter of 2013 was 2.5%. Internationally, our results are impacted by fluctuations in foreign currency exchange rates and economic conditions in the foreign markets in which we have operations.

Executive Summary

The key developments in our business for the three months ended March 31, 2013 are summarized below:

•         Consolidated revenue decreased $17.7 million including negative foreign exchange movements of $0.9 million during the three months ended March 31, 2013 compared to the same period of 2012. Excluding foreign exchange impacts and the $8.3 million impact of our divestiture of our international neon business in the prior year, consolidated revenue decreased $8.5 million over the comparable three-month period in the prior year.

•         CCME revenue decreased $14.9 million during the three months ended March 31, 2013 compared to the same period of 2012 driven by declining sales of our traffic business due to the loss of certain contracts and lower sales resulting from integration activities.

•         Americas outdoor revenue increased $6.3 million during the three months ended March 31, 2013 compared to the same period of 2012 due primarily to increased sales volumes from our digital and traditional product lines.

•         International outdoor revenue decreased $7.4 million including negative foreign exchange movements of $0.8 million during the three months ended March 31, 2013 compared to the same period of 2012.  Excluding foreign exchange impacts and the $8.3 million impact of our divestiture of our international neon business in the prior year, revenue increased $1.7 million over the comparable three-month period in the prior year. Continued weakened macro-economic conditions in Europe were offset by growth in countries located in other markets and new contracts.

•         Revenues in our Other category declined $2.5 million during the three months ended March 31, 2013 primarily due to reduced political advertising.

•         During the first quarter of 2013, we spent $8.8 million on strategic revenue and cost-saving initiatives to realign and improve our on-going business operations—a decrease of $6.7 million compared to the first quarter of 2012.

•         During the first quarter of 2013, our subsidiary Clear Channel Communications, Inc. (“Clear Channel”) issued $575.0 million aggregate principal amount of 11.25% priority guarantee notes due 2021 (the “11.25% Priority Guarantee Notes”).  Using the proceeds from the 11.25% Priority Guarantee Notes issuance along with borrowings under its receivables based credit facility of $269.5 million and cash on hand, Clear Channel prepaid all $846.9 million outstanding under its term loan A under its senior secured credit facility.

•         During the first quarter of 2013, Clear Channel repaid its 5.75% senior notes at maturity for $312.1 million (net of $187.9 million principal amount repaid to a subsidiary of Clear Channel with respect to notes repurchased and held by such entity), plus accrued interest, using cash on hand.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our results of operations for the three months ended March 31, 2013 to the three months ended March 31, 2012 is as follows:

(In thousands)	Three Months Ended March 31,		%
	2013	2012	Change
Revenue	$1,343,058	$1,360,723	(1.3%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	594,866	614,434	(3.2%)
Selling, general and administrative expenses (excludes depreciation and amortization)	406,435	424,575	(4.3%)
Corporate expenses (excludes depreciation and amortization)	80,642	68,251	18.2%
Depreciation and amortization	182,182	175,366	3.9%
Other operating income, net	2,395	3,124	(23.3%)
Operating income	81,328	81,221	0.1%
Interest expense	385,525	374,016
Equity in earnings of nonconsolidated affiliates	3,641	3,555
Loss on extinguishment of debt	(3,888)	(15,167)
Other expense, net	(1,000)	(1,106)
Loss before income taxes	(305,444)	(305,513)
Income tax benefit	96,325	157,398
Consolidated net loss	(209,119)	(148,115)
Less amount attributable to noncontrolling interest	(6,116)	(4,486)
Net loss attributable to the Company	$(203,003)	$(143,629)

Consolidated Revenue

Our consolidated revenue during the first quarter of 2013 decreased $17.7 million including negative movements in foreign exchange of $0.9 million compared to the same period of 2012. Excluding the impact of foreign exchange movements and excluding the $8.3 million impact of our divestiture of our international neon business in the prior year, consolidated revenue decreased $8.5 million.  Our CCME revenue decreased $14.9 million, primarily due to the loss of certain contracts and lower sales resulting from integration activities of our traffic business.  Americas outdoor revenue increased $6.3 million driven primarily by increased occupancy of our digital and traditional displays. Our International outdoor revenue decreased $7.4 million including negative movements in foreign exchange of $0.8 million compared to the same period of 2012. Excluding the impact of foreign exchange movements and the $8.3 million impact of our divestiture of our international neon business during the third quarter of 2012, International outdoor revenue increased $1.7 million.  Other revenues declined by $2.5 million primarily as a result of reduced political advertising through our media representation business.

Consolidated Direct Operating Expenses

Direct operating expenses decreased $19.6 million including a $0.2 million positive impact due to the effects of movements in foreign exchange during the first quarter of 2013 compared to the same period of 2012.  Our CCME direct operating expenses decreased $13.3 million, primarily due to declining expenses at our traffic business resulting from the impact of lower sales and our strategic cost initiatives, as well as reduced music license fees incurred by our stations. These decreases were partially offset by increases in digital expenses related to our iHeartRadio digital platform including higher digital streaming fees.  Americas outdoor direct operating expenses decreased $6.9 million, primarily due to the benefits resulting from our previous strategic cost initiatives and higher margin product lines having increased sales while lower margin product lines remained steady.  Direct operating expenses in our International outdoor segment were relatively flat.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses decreased $18.1 million including a decline of $0.2 million due to the effects of movements in foreign exchange during the first quarter of 2013 compared to the same period of 2012.  Our CCME SG&A expenses were relatively flat compared to the prior year period.  SG&A expenses increased $2.0 million in our Americas outdoor segment primarily due to legal costs related to the Los Angeles litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q, partially offset by a reduction in amounts spent on strategic cost initiatives.  Our International outdoor SG&A expenses decreased $15.2 million including a $0.2 million decrease due to the effects of movements in foreign exchange, primarily due to certain expenses during the prior year related to legal and other costs in Brazil that did not recur in the first quarter of 2013.

Corporate Expenses

Corporate expenses increased $12.4 million during the three months ended March 31, 2013 compared to the same period of 2012, driven by higher personnel costs resulting from amounts recorded under our variable compensation plans, legal costs resulting from copyright and patent matters, and legal costs related to the stockholder litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q.

Revenue and Cost Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $8.8 million incurred in connection with our strategic revenue and cost initiatives. The costs were incurred to improve revenue growth, enhance yield, reduce costs, and organize each business to maximize performance and profitability.  These costs consist primarily of consulting expenses, consolidation of locations and positions, severance related to workforce initiatives and other costs incurred in connection with streamlining our businesses. These costs are expected to provide benefits in future periods as the initiative results are realized.  Of these costs, $2.5 million are reported within direct operating expenses, $5.2 million are reported within SG&A and $1.1 million are reported within corporate expense for 2013.  In 2012, such costs totaled $3.6 million, $9.2 million, and $2.7 million, respectively.

Depreciation and Amortization

Depreciation and amortization increased $6.8 million during the three months ended March 31, 2013 compared to the same period of 2012.  The increase is primarily as a result of increased depreciation in our Americas outdoor segment related to depreciation of digital bulletins partially offset by a decline in amortization related to long-term contracts at our media representation business.

Other Operating Income, Net

Other operating income of $2.4 million for the first quarter of 2013 primarily related to proceeds from the disposal of operating and fixed assets.

Other operating income of $3.1 million for the first quarter of 2012 primarily related to proceeds received from condemnations of bulletins and buildings.

Interest Expense

Interest expense increased $11.5 million during the three months ended March 31, 2013 compared to the same period of 2012, primarily due to the issuance of $2,200.0 million aggregate principal amount of 7.625% Senior Subordinated Notes due 2020 (the “Subordinated Notes”) by Clear Channel Worldwide Holdings (“CCWH”), our indirect subsidiary, during March 2012.

Loss on Extinguishment of Debt

In connection with the prepayment of term loan A of Clear Channel’s senior secured credit facilities during the three months ended March 31, 2013, we recognized a loss of $3.9 million due to the write-off of deferred loan costs.

For the three months ended March 31, 2012 we recognized a loss related to the accelerated expensing of $15.2 million of loan fees upon the prepayment of $2,096.2 million of Clear Channel’s senior secured credit facilities in connection with CCWH’s issuance of the Subordinated Notes.

Income Tax Benefit

Our effective tax rate for the first quarter of 2013 was 31.5%.  Our effective tax rate was primarily impacted by tax losses in certain foreign jurisdictions for which benefits could not be recorded due to the uncertainty of the ability to utilize those losses in future years.

Our effective tax rate for the first quarter of 2012 was 51.5%. Our effective tax rate was primarily impacted by the completion of income tax examinations in various jurisdictions during the quarter, resulting in a reduction to income tax expense of approximately $61.0 million.

CCME Results of Operations

Our CCME operating results were as follows:

(In thousands)	Three Months Ended March 31,		%
	2013	2012	Change
Revenue	$656,566	$671,510	(2%)
Direct operating expenses	203,119	216,379	(6%)
SG&A expenses	241,783	241,920	(0%)
Depreciation and amortization	67,832	67,056	1%
Operating income	$143,832	$146,155	(2%)

CCME revenue decreased $14.9 million during the first quarter of 2013 compared to the same period of 2012, primarily due to declines in our traffic business as a result of certain contract losses and lower sales resulting from integration activities.  Partially offsetting those declines were increases at our stations driven by growth in digital advertising revenue as a result of increased listenership on our iHeartRadio platform with total listening hours increasing 31%, as well as national advertising revenue increases across various markets and advertising categories, including retail, telecommunications, and financial services.

Direct operating expenses decreased $13.3 million during the first quarter of 2013, primarily due to reductions in costs related to our traffic business as a result of lower revenues and the benefit of our previous strategic cost initiatives, reductions in spending on strategic revenue and cost initiatives, and decreases in direct expenses driven by reduced music licensing fees resulting from lower rates negotiated during the second quarter of 2012 partially offset by higher streaming expenses due to increased listenership.  SG&A expenses were relatively flat compared to the same period in the prior year.

Americas Outdoor Advertising Results of Operations

Our Americas outdoor advertising operating results were as follows:

(In thousands)	Three Months Ended March 31,		%
	2013	2012	Change
Revenue	$286,461	$280,151	2%
Direct operating expenses	137,547	144,410	(5%)
SG&A expenses	54,610	52,579	4%
Depreciation and amortization	48,685	42,958	13%
Operating income	$45,619	$40,204	13%

Our Americas outdoor revenue increased $6.3 million during the first quarter of 2013 compared to the same period of 2012, driven primarily by bulletins, and particularly by increased occupancy and capacity of our digital displays.  Increases in poster revenues were driven by new contracts and advertising campaigns utilizing our traditional product lines.  Partially offsetting these increases were declines in specialty business revenues due primarily to a significant contract during the prior year.

Direct operating expenses decreased $6.9 million, primarily due to the benefits resulting from our previous strategic cost initiatives as well as variable costs associated with the favorable product mix of our sales with increased sales in our product lines with greater margins. SG&A expenses increased $2.0 million primarily due to legal costs related to the Los Angeles litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q, partially offset by a reduction in amounts spent on strategic cost initiatives.

Depreciation and amortization increased $5.7 million, primarily as a result of our deployment of digital bulletins in recent years.

International Outdoor Advertising Results of Operations

During the third quarter of 2012, our subsidiary Clear Channel Outdoor, Inc. divested its international neon business.  For the three months ended March 31, 2012, our international neon business contributed $8.3 million in revenue, $5.1 million in direct operating expenses and $1.8 million in SG&A expenses.

Our International outdoor advertising operating results were as follows:

(In thousands)	Three Months Ended March 31,		%
	2013	2012	Change
Revenue	$363,749	$371,132	(2%)
Direct operating expenses	249,842	249,643	0%
SG&A expenses	85,382	100,570	(15%)
Depreciation and amortization	50,993	49,035	4%
Operating loss	$(22,468)	$(28,116)	(20%)

International outdoor revenue decreased $7.4 million during the first quarter of 2013 compared to the same period of 2012, including $0.8 million of negative movements in foreign exchange and the divestiture of our international neon business during the third quarter of 2012 which had $8.3 million in revenues in the three months ended March 31, 2012.  Excluding the impact of foreign exchange and the divestiture, revenues increased $1.7 million.  The increase in revenue resulted from revenue growth in Australia, China, and Latin America as well as higher sales resulting from new contracts in Norway.  This growth was partially offset by lower revenues in certain countries in Europe as a result of weakened macroeconomic conditions.

Direct operating expenses increased $0.2 million including a $0.3 million positive impact due to the effects of movements in foreign exchange.  Excluding the impact of movements in foreign exchange, the decrease was primarily driven by declines in expenses in response to declining revenues in certain countries in Europe as well as the $5.1 million impact of our divestiture of our international neon business.  Offsetting these declines were increases in variable costs in other markets such as China, Turkey and in

Latin America resulting from increased revenues.  SG&A expenses decreased $15.2 million including a $0.2 million decrease due to the effects of movements in foreign exchange. The SG&A expense declines in 2013 resulted from $18.5 million in expenses incurred during the first quarter of 2012 in connection with legal and other costs in Brazil, partially offset by increases in strategic revenue and cost initiatives.

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income

(In thousands)	Three Months Ended March 31,
	2013	2012
CCME	$143,832	$146,155
Americas outdoor advertising	45,619	40,204
International outdoor advertising	(22,468)	(28,116)
Other	(2,718)	(8,431)
Other operating income, net	2,395	3,124
Corporate expenses (1)	(85,332)	(71,715)
Consolidated operating income	$81,328	$81,221

(1)        Corporate expenses include infrastructure support expenses related to CCME, Americas outdoor, International outdoor and our Other category, as well as overall executive, administrative and support functions.

Share-Based Compensation Expense

We do not have any compensation plans under which we grant stock awards to employees. Our employees receive equity awards from CC Media Holdings, Inc.’s (“CCMH”) and Clear Channel Outdoor Holdings, Inc.’s (“CCOH”) equity incentive plans.

The following table presents amounts related to share-based compensation expense for the three months ended March 31, 2013 and 2012, respectively:

(In thousands)	Three Months Ended March 31,
	2013	2012
CCME	$1,492	$1,214
Americas outdoor advertising	894	1,932
International outdoor advertising	735	1,209
Corporate	2,396	2,542
Total share-based compensation expense	$5,517	$6,897

As of March 31, 2013, there was $25.7 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions.  Based on the terms of the award agreements, this cost is expected to be recognized over a weighted average period of approximately two years.  In addition, as of March 31, 2013, there was $15.7 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights our cash flow activities during the three months ended March 31, 2013 and 2012.

(In thousands)	Three Months Ended March 31,
	2013	2012
Cash provided by (used for):
Operating activities	$(86,591)	$(7,553)
Investing activities	$(57,211)	$(70,645)
Financing activities	$(354,282)	$172,220

Operating Activities

Our consolidated net loss, adjusted for $121.0 million of non-cash items, resulted in negative cash flows of $88.2 million during the three months ended March 31, 2013.  Our consolidated net loss, adjusted for $147.9 million of non-cash items, resulted in negative cash flows of $0.2 million during the three months ended March 31, 2012.  Cash used for operating activities during the three months ended March 31, 2013 was $86.6 million compared to $7.6 million during the three months ended March 31, 2012.  Cash paid for interest was $27.2 million lower in the three months ended March 31, 2013 compared to the prior year due to the timing of accrued interest with the issuance of CCWH’s Subordinated Notes during the first quarter of 2012 and Clear Channel’s 9.0% Priority Guarantee Notes due 2019 during the fourth quarter of 2012.

Non-cash items affecting our net loss include depreciation and amortization, deferred taxes, gain on disposal of operating and fixed assets, loss on extinguishment of debt, provision for doubtful accounts, share-based compensation, equity in earnings of nonconsolidated affiliates, amortization of deferred financing charges and note discounts, net and other reconciling items, net as presented on the face of the consolidated statement of cash flows.

Investing Activities

Cash used for investing activities of $57.2 million during the three months ended March 31, 2013 reflected capital expenditures of $61.6 million.  We spent $14.2 million for capital expenditures in our CCME segment primarily related to leasehold improvements, $12.9 million in our Americas outdoor segment primarily related to the construction of new advertising structures such as digital displays, $25.9 million in our International outdoor segment primarily related to new advertising structures such as billboards and street furniture and renewals of existing contracts, $2.1 million in our Other category related to our national representation business, and $6.5 million by Corporate primarily related to equipment and software.  Partially offsetting cash used for investing activities were $7.3 million of proceeds from sales of other operating and fixed assets.

Cash used for investing activities during the first quarter of 2012 primarily reflected capital expenditures of $72.6 million.  We spent $10.2 million for capital expenditures in our CCME segment primarily related to studio and other equipment, $25.3 million in our Americas outdoor segment primarily related to the construction of new billboards, $27.7 million in our International outdoor segment primarily related to new billboard and street furniture contracts and renewals of existing contracts, $2.4 million in our Other category related to our national representation business, and $7.1 million by Corporate primarily related to building and leasehold improvements as well as other equipment.

Financing Activities

Cash used for financing activities of $354.3 million during the three months ended March 31, 2013 primarily reflected payments on long-term debt with payments of Clear Channel’s 5.75% senior notes at maturity for $312.1 million (net of $187.9 million principal amount held by and repaid to a subsidiary of Clear Channel) using cash on hand and Clear Channel’s prepayment of $846.9 million outstanding under its term loan A under its senior secured credit facilities using the proceeds from the issuance of Clear Channel’s 11.25% Priority Guarantee Notes, borrowings under its receivables based credit facility, and using cash on hand.

Cash provided by financing activities during the first quarter of 2012 primarily reflected the issuance of Subordinated Notes by CCWH, and the use of proceeds distributed to Clear Channel, in addition to cash on hand, to repay $2,096.2 million of indebtedness under Clear Channel’s senior secured credit facilities.  Our financing activities also reflect a $244.7 million reduction in noncontrolling interest as a result of the special cash dividend from CCOH paid in connection with the Subordinated Notes issuance, which represents the portion paid to parties other than our subsidiaries that own CCOH common stock. In addition, Clear Channel repaid its 5.0% senior notes at maturity for $249.9 million (net of $50.1 million principal amount held by and repaid to a subsidiary of Clear Channel), plus accrued interest, using a portion of the proceeds from Clear Channel’s February 2011 issuance of $1.0 billion of 9.0% Priority Guarantee Notes along with available cash on hand.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand, cash flow from operations and borrowing capacity under Clear Channel’s domestic receivables based credit facility, subject to certain limitations contained in Clear Channel’s material financing agreements. At March 31, 2013, we had debt maturities totaling $66.6 million, $483.6 million, and $271.0 million in 2013, 2014, and 2015, respectively.  At March 31, 2013, we had $721.6 million of cash on our balance sheet including $343.0 million in consolidated cash balances held outside the U.S. by our subsidiaries, all of which is readily convertible into other foreign currencies including the U.S. dollar. It is our policy to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant current and historic deficits in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.

Our ability to fund our working capital needs, debt service and other obligations, and to comply with the financial covenants under Clear Channel’s financing agreements depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control. If our future operating performance does not meet our expectations or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing. Consequently, there can be no assurance that such financing, if permitted under the terms of Clear Channel’s financing agreements, will be available on terms acceptable to us or at all. The inability to obtain additional financing in such circumstances could have a material adverse effect on our financial condition and on our ability to meet Clear Channel’s obligations.

We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue additional acquisitions and may decide to dispose of certain businesses. These acquisitions or dispositions could be material.

Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flow from operations and borrowing capacity under Clear Channel’s receivables based credit facility will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months.  No assurance can be given, however, that this will be the case.

We were in compliance with the covenants contained in Clear Channel’s material financing agreements as of March 31, 2013, including the maximum consolidated senior secured net debt to consolidated EBITDA limitation contained in Clear Channel’s senior secured credit facilities. We believe our long-term plans, which include promoting spending in our industries and capitalizing on our diverse geographic and product opportunities, including the continued investment in our media and entertainment initiatives and continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long term.  However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants.  In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in Clear Channel’s financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the receivables based facility under Clear Channel’s senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. If we are unable to repay Clear Channel’s obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of Clear Channel’s material financing agreements could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities is $100.0 million.

Sources of Capital

As of March 31, 2013 and December 31, 2012, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	March 31, 2013	December 31, 2012
Senior Secured Credit Facilities	$8,228.6	$9,075.5
Receivables Based Facility (1)	247.0	-
Priority Guarantee Notes	4,324.8	3,749.8
Other Secured Subsidiary Debt	24.1	25.5
Total Secured Debt	12,824.5	12,850.8

Senior Cash Pay Notes	796.3	796.3
Senior Toggle Notes	829.8	829.8
Clear Channel Senior Notes	1,436.4	1,748.6
Subsidiary Senior Notes	2,725.0	2,725.0
Subsidiary Senior Subordinated Notes	2,200.0	2,200.0
Other Clear Channel Subsidiary Debt	2.7	5.6
Purchase accounting adjustments and original issue discount	(388.6)	(409.0)
Total Debt	20,426.1	20,747.1
Less: Cash and cash equivalents	721.6	1,225.0
	$19,704.5	$19,522.1

(1)        The receivables based credit facility provides for borrowings of up to the lesser of $535 million (the revolving credit commitment) or the borrowing base amount, as defined under the receivables based facility, subject to certain limitations contained in Clear Channel’s material financing agreements.

Our subsidiaries have from time to time repurchased certain debt obligations of Clear Channel and equity securities of CCOH and CCMH, and may in the future, as part of various financing and investment strategies, purchase additional outstanding indebtedness of Clear Channel or its subsidiaries or outstanding equity securities of CCOH or CCMH, in tender offers, open market purchases, privately negotiated transactions or otherwise.  We may also sell certain assets or properties and use the proceeds to reduce our indebtedness.  These purchases or sales, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.  These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in our debt agreements.  These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

Senior Secured Credit Facilities

The senior secured credit facilities require Clear Channel to comply on a quarterly basis with a financial covenant limiting the ratio of consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA (as defined by Clear Channel’s senior secured credit facilities) for the preceding four quarters.  Clear Channel’s secured debt consists of the senior secured credit facilities, the receivables-based credit facility, the priority guarantee notes and certain other secured subsidiary debt.  As required by the definition of consolidated EBITDA in Clear Channel’s senior secured credit facilities, Clear Channel’s consolidated EBITDA for the preceding four quarters of $2.0 billion is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense), net plus share-based compensation and is further adjusted for the following items: (i) costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses and severance; (iii) non-cash charges; (iv) cash received from nonconsolidated affiliates; and (v) various other items.

The following table reflects a reconciliation of consolidated EBITDA (as defined by Clear Channel’s senior secured credit facilities) to operating income and net cash provided by operating activities for the four quarters ended March 31, 2013:

Four Quarters Ended
(In Millions)	March 31, 2013
Consolidated EBITDA (as defined by Clear Channel’s senior secured credit facilities)	$2,021.2
Less adjustments to consolidated EBITDA (as defined by Clear Channel’s senior secured credit facilities):
Cost incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees, and other permitted activities	(73.5)
Extraordinary, non-recurring or unusual gains or losses or expenses and severance (as referenced in the definition of consolidated EBITDA in Clear Channel’s senior secured credit facilities)	(59.1)
Non-cash charges	(23.4)
Cash received from nonconsolidated affiliates	(20.7)
Other items	(20.8)
Less: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	(753.5)
Operating income	1,070.2
Plus: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	753.5
Less: Interest expense	(1,560.5)
Less: Current income tax benefit	(66.0)
Plus: Other income (expense), net	0.3
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	177.1
Change in assets and liabilities, net of assets acquired and liabilities assumed	31.7
Net cash provided by operating activities	$406.3

The maximum ratio under this financial covenant is currently set at 9.5:1 and reduces to 9.25:1, 9:1 and 8.75:1 for the four quarters ended June 30, 2013, December 31, 2013 and December 31, 2014, respectively.  At March 31, 2013, our ratio was 6.0:1.

11.25% Priority Guarantee Notes Issuance

During the first quarter of 2013, Clear Channel issued $575.0 million aggregate principal amount of 11.25% Priority Guarantee Notes due 2021.  The 11.25% Priority Guarantee Notes mature on March 1, 2021 and bear interest at a rate of 11.25% per annum, payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2013. The 11.25% Priority Guarantee Notes are Clear Channel’s senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture governing such notes. The 11.25% Priority Guarantee Notes and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) Clear Channel’s capital stock and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing Clear Channel’s legacy notes), in each case equal in priority to the liens securing the obligations under Clear Channel’s senior secured credit facilities, Clear Channel’s 9.0% priority guarantee notes due 2021 and Clear Channel’s 9.0% priority guarantee notes due 2019, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing Clear Channel’s receivables based credit facility junior in priority to the lien securing its obligations thereunder, subject to certain exceptions.

Clear Channel may redeem the 11.25% Priority Guarantee Notes at its option, in whole or part, at any time prior to March 1, 2016, at a price equal to 100% of the principal amount of the 11.25% Priority Guarantee Notes redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. Clear Channel may redeem the 11.25% Priority Guarantee Notes, in whole or in part, on or after March 1, 2016, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.  Prior to March 1, 2016, Clear Channel may elect to redeem up to 40% of the aggregate principal amount of the

11.25% Priority Guarantee Notes at a redemption price equal to 111.25% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the 11.25% Priority Guarantee Notes contains covenants that limit Clear Channel’s ability and the ability of Clear Channel’s restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) engage in certain transactions with affiliates; (v) create restrictions on dividends or other payments by the restricted subsidiaries; and (vi) merge, consolidate or sell substantially all of Clear Channel’s assets. The indenture contains covenants that limit our ability, Clear Channel’s ability and the ability of Clear Channel’s restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the 11.25% Priority Guarantee Notes. The indenture also provides for customary events of default.

Uses of Capital

Debt Repayments, Maturities and Other

During the first quarter of 2013, Clear Channel repaid its 5.75% senior notes at maturity for $312.1 million (net of $187.9 million principal amount repaid to a subsidiary of Clear Channel with respect to notes repurchased and held by such entity), plus accrued interest, using cash on hand.

In addition, during the first quarter of 2013, using the proceeds from the issuance of the 11.25% Priority Guarantee Notes along with borrowings under its receivables based credit facility of $269.5 million and cash on hand, Clear Channel prepaid all $846.9 million outstanding under its term loan A under the senior secured credit facilities.  We recorded a loss of $3.9 million in “Loss on extinguishment of debt” related to the accelerated expensing of loan fees.

Certain Relationships with the Sponsors

Clear Channel is party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the three months ended March 31, 2013 and 2012, we recognized management fees and reimbursable expenses of $4.1 million and $4.0 million, respectively.

Proposed Settlement of CCOH Stockholder Litigation

In connection with the cash management arrangements for CCOH, Clear Channel maintains an intercompany revolving promissory note payable by Clear Channel to CCOH (the “Note”), which consists of the net activities resulting from day-to-day cash management services provided by Clear Channel to CCOH.  As of March 31, 2013, the balance of the Note was $727.6 million, all of which is payable on demand.  The Note is eliminated in consolidation in our consolidated financial statements.  The Note is the subject of a derivative litigation filed in the Delaware Court of Chancery (the “Delaware Court”) by stockholders of CCOH.  Please refer to “Legal Proceedings” within Part II of this Quarterly Report on Form 10-Q for additional information about this stockholder litigation.  On March 28, 2013, the defendants in that matter entered into a binding memorandum of understanding (the “MOU”) with a special litigation committee consisting of certain independent directors of CCOH and the plaintiffs to settle the derivative litigation. The MOU contemplates a Stipulation of Settlement, which has not yet been finalized and is subject to approval by the Delaware Court.  If the Stipulation of Settlement is approved by the Delaware Court, we expect CCOH would demand payment of $200 million outstanding under the Note and declare a dividend of $200 million to be paid simultaneously on the date that payment from the demand is to be made.  As the indirect parent of CCOH, Clear Channel would be entitled to approximately 89% of the proceeds from such dividend through its wholly-owned subsidiaries.  The remaining approximately 11% of the proceeds from the dividend, or approximately $22 million, would be paid to the public stockholders of CCOH.  In addition, if the Stipulation of Settlement is approved by the Delaware Court, we expect CCOH would establish a committee of its board of directors, consisting of independent and disinterested directors of CCOH, that would have the incremental and non-exclusive authority pursuant to a committee charter to make demands for repayment under the Note under certain specified circumstances tied to Clear Channel’s liquidity or the balance of the Note.  If notice of such a demand were made pursuant to the terms of the charter, CCOH would declare a simultaneous dividend equal to the amount so demanded, and a pro rata portion of that dividend would be paid to the public stockholders of CCOH.  Based on its current and anticipated levels of operations and conditions in its markets, we currently expect that Clear Channel would fund the dividends to be paid to the public stockholders of CCOH if and when demands are made using its existing sources of capital.

Commitments, Contingencies and Guarantees

We are currently involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued our estimate of the probable costs for resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated.  These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.  On April 12, 2013, the Los Angeles Superior Court ordered that Clear Channel Outdoor, Inc. and CBS turn off the electrical power to certain digital displays by the close of business on April 15, 2013. Clear Channel Outdoor, Inc. has complied with the order.  There could be a significant impact on our operations in Los Angeles if we are unable to secure modernization permits through legislation or repermitting.  Please refer to “Legal Proceedings” within Part II of this Quarterly Report on Form 10-Q.

Seasonality

Typically, our CCME, Americas outdoor and International outdoor segments experience their lowest financial performance in the first quarter of the calendar year, with International outdoor historically experiencing a loss from operations in that period.  Our International outdoor segment typically experiences its strongest performance in the second and fourth quarters of the calendar year. We expect this trend to continue in the future.

MARKET RISK

We are exposed to market risks arising from changes in market rates and prices, including movements in interest rates, equity security prices and foreign currency exchange rates.

Equity Price Risk

The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices.  It is estimated that a 20% change in the market prices of these securities would change their carrying value and our comprehensive loss at March 31, 2013 by $23.7 million.

Interest Rate Risk

A significant amount of our long-term debt bears interest at variable rates.  Accordingly, our earnings will be affected by changes in interest rates.  At March 31, 2013 we had an interest rate swap agreement with a $2.5 billion notional amount that effectively fixes interest rates on a portion of our floating rate debt at a rate of 4.4%, plus applicable margins, per annum.  The fair value of this agreement at March 31, 2013 was a liability of $53.3 million.  At March 31, 2013, approximately 29% of our aggregate principal amount of long-term debt, including taking into consideration debt on which we have entered into a pay-fixed-rate-receive-floating-rate swap agreement, bears interest at floating rates.

Assuming the current level of borrowings and interest rate swap contracts and assuming a 30% change in LIBOR, it is estimated that our interest expense for the three months ended March 31, 2013 would have changed by $3.6 million.

In the event of an adverse change in interest rates, management may take actions to further mitigate our exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects, the preceding interest rate sensitivity analysis assumes no such actions.  Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net losses of $29.2 million for the three months ended March 31, 2013.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have increased our net loss for the three months ended March 31, 2013 by $2.9 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three months ended March 31, 2013 would have decreased our net loss by a corresponding amount.

This analysis does not consider the implications that such currency fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

Inflation

Inflation is a factor in the economies in which we do business and we continue to seek ways to mitigate its effect.  Inflation has affected our performance in terms of higher costs for wages, salaries and equipment.  Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs by increasing the effective advertising rates of most of our broadcasting stations and outdoor display faces.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf.  Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, our ability to comply with the covenants in the agreements governing our indebtedness and the availability of capital and the terms thereof.  Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance.  These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance.  There can be no assurance, however, that management’s expectations will necessarily come to pass.  Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements.  We do not intend, nor do we undertake any duty, to update any forward-looking statements.

A wide range of factors could materially affect future developments and performance, including but not limited to:

•         the impact of our substantial indebtedness, including the effect of our leverage on our financial position and earnings;

•         the need to allocate significant amounts of our cash flow to make payments on our indebtedness, which in turn could reduce our financial flexibility and ability to fund other activities;

•         risks associated with weak or uncertain global economic conditions and their impact on the capital markets;

•         other general economic and political conditions in the United States and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•         industry conditions, including competition;

•         the level of expenditures on advertising;

•         legislative or regulatory requirements;

•         fluctuations in operating costs;

•         technological changes and innovations;

•         changes in labor conditions, including on-air talent, program hosts and management;

•         capital expenditure requirements;

•         risks of doing business in foreign countries;

•         fluctuations in exchange rates and currency values;

•         the outcome of pending and future litigation;

•         taxes and tax disputes;

•         changes in interest rates;

•         shifts in population and other demographics;

•         access to capital markets and borrowed indebtedness;

•         our ability to implement our business strategies;

•         the risk that we may not be able to integrate the operations of acquired businesses successfully;

•         the risk that our cost savings initiatives may not be entirely successful or that any cost savings achieved from those initiatives may not persist; and

•         certain other factors set forth in our other filings with the Securities and Exchange Commission.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative and is not intended to be exhaustive.  Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Required information is presented under “Market Risk” within Item 2 of this Part I.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We currently are involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued an estimate of the probable costs for the resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated.  These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.  Additionally, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our financial condition or results of operations.

Although we are involved in a variety of legal proceedings in the ordinary course of business, a large portion of our litigation arises in the following contexts: commercial disputes; defamation matters; employment and benefits related claims; governmental fines; intellectual property claims; and tax disputes.

Stockholder Litigation

Two derivative lawsuits were filed in March 2012 in Delaware Chancery Court by stockholders of CCOH, an indirect non-wholly owned subsidiary of Clear Channel. The consolidated lawsuits are captioned In re Clear Channel Outdoor Holdings, Inc. Derivative Litigation, Consolidated Case No. 7315-CS. The complaints name as defendants certain of Clear Channel’s and CCOH’s current and former directors and Clear Channel, as well as Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P.  CCOH also is named as a nominal defendant. The complaints allege, among other things, that in December 2009 Clear Channel breached fiduciary duties to CCOH and its stockholders by allegedly requiring CCOH to agree to amend the terms of a revolving promissory note payable by Clear Channel to CCOH to extend the maturity date of the note and to amend the interest rate payable on the note. According to the complaints, the terms of the amended promissory note were unfair to CCOH because, among other things, the interest rate was below market. The complaints further allege that Clear Channel was unjustly enriched as a result of that transaction. The complaints also allege that the director defendants breached fiduciary duties to CCOH in connection with that transaction and that the transaction constituted corporate waste. On April 4, 2012, the board of directors of CCOH formed a special litigation committee consisting of certain independent directors (the “SLC”) to review and investigate plaintiffs’ claims and determine the course of action that serves the best interests of CCOH and its stockholders. On June 20, 2012, the SLC filed a motion to stay the lawsuits for six months while it completes its review and investigation. In response, on June 27, 2012, plaintiffs filed a motion for an expedited trial, asking the Court to schedule a trial on the merits in October 2012. On July 23, 2012, the Court issued an order granting the motion to stay and denying the motion for an expedited trial. On January 23, 2013, the SLC filed a motion to extend the stay for thirty days, and on January 24, 2013, the Court granted that motion, extending the stay for thirty days from the date of the order.  On March 28, 2013, to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegations made in the complaint, legal counsel for the defendants entered into a binding memorandum of understanding (the “MOU”) with legal counsel for the SLC and the plaintiffs to settle the litigation.  The MOU obligates the parties to use their best efforts to prepare a Stipulation of Settlement reflecting the terms of the MOU and present such Stipulation of Settlement to the Delaware Chancery Court for approval.  The Stipulation of Settlement has not yet been finalized and is subject to approval by the Delaware Court of Chancery.  Accordingly, unless and until such approval is received, no assurance can be provided that the outstanding litigation will be resolved as contemplated by the MOU.  CCOH filed the MOU with the SEC as an exhibit to its Current Report on Form 8-K filed April 3, 2013.

Los Angeles Litigation

In 2008, Summit Media, LLC, one of our competitors, sued the City of Los Angeles, Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties. Pursuant to the settlement agreement, Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays pursuant to modernization permits issued through an administrative process of the City. The Los Angeles Superior Court ruled in January 2010 that the settlement agreement constituted an ultra vires act of the City and nullified its existence, but did not invalidate the modernization permits issued to Clear Channel Outdoor, Inc. and CBS. All parties appealed the ruling by the Los Angeles Superior Court to Court of Appeal for the State of California, Second Appellate District, Division 8. On December 10, 2012, the Court of Appeal issued an order upholding the Superior Court’s finding that the settlement agreement was ultra vires and remanding the case to the Superior Court for the purpose of invalidating the modernization permits issued to Clear Channel Outdoor, Inc. and CBS for the digital displays that were the subject of the settlement agreement.  On January 22, 2013, Clear Channel Outdoor, Inc. filed a petition with the California Supreme Court requesting its review of the matter, and the Supreme Court denied that petition on February 27, 2013.  On April 12, 2013, the Los Angeles Superior Court

invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. and 13 issued to CBS and ordered that the companies turn off the electrical power to affected digital displays by the close of business on April 15, 2013.  Clear Channel Outdoor, Inc. has complied with the order.  On April 16, 2013, the Court conducted further proceedings during which it held that it was not invalidating two additional digital modernization permits that Clear Channel Outdoor, Inc. had secured through a special zoning plan and confirmed that its April 12 order invalidated only digital modernization permits – not other types of permits the companies may have secured for the signs at issue.

ITEM 1A.  RISK FACTORS

For information regarding our risk factors, please refer to Item 1A in Clear Channel Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended by our Form 10-K/A filed on May 2, 2013 (collectively, the “Form 10-K”).  There have not been any material changes in the risk factors disclosed in the Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Intentionally omitted in accordance with General Instruction H(2)(b) of Form 10-Q.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Intentionally omitted in accordance with General Instruction H(2)(b) of Form 10-Q.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
4.1

Indenture, dated as of February 28, 2013, among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, as guarantor, the other guarantors party thereto, U.S. Bank National Association, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 4.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on March 1, 2013).

4.2

Form of 11.25% Priority Guarantee Notes due 2021 (incorporated by reference to Exhibit 4.1 filed herewith) (incorporated by reference to Exhibit 4.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on March 1, 2013).

4.3

Exchange and Registration Rights Agreement, dated as of February 28, 2013, by and among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, as guarantor, certain subsidiary guarantors named therein and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.3 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on March 1, 2013).

10.1	Summary Description of 2013 Supplemental Incentive Plan (incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on February 15, 2013).
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101***	Interactive Data Files.
*	Filed herewith.
**	Furnished herewith.
***

In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL CAPITAL I, LLC

May 2, 2013

/s/ SCOTT D. HAMILTON

Scott D. Hamilton

Senior Vice President, Chief Accounting Officer and Assistant Secretary