Form 10-K
period 2013-12-31
Clear Channel Capital I, LLC
filed 2014-02-20
CIK 1457737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2013, or

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  YES [  ]  NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K as, among other things, all of the registrant’s equity securities are owned indirectly by CC Media Holdings, Inc., which is a reporting company under the Securities Exchange Act of 1934 and which has filed with the SEC all materials required to be filed pursuant to Section 13, 14 or 15(d) thereof, and the registrant is therefore filing this Form 10-K with a reduced disclosure format.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer [  ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  YES [  ] NO [X]

The registrant has no voting or nonvoting equity held by non-affiliates. Clear Channel Capital I, LLC’s sole member is Clear Channel Capital II, LLC, which owns 100% of Clear Channel Capital I, LLC’s limited liability company interests.  CC Media Holdings, Inc. owns 100% of the limited liability company interests of Clear Channel Capital II, LLC.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CLEAR CHANNEL CAPITAL I, LLC

INDEX TO FORM 10-K

Page

Number

PART I

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases

PART III

Item 10.        Directors, Executive Officers and Corporate Governance (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)....................................................................................................................................... 132

Item 11.        Executive Compensation (intentionally omitted pursuant to General Instruction I(2)(c)

                      of Form 10-K)........................................................................................................................................................................................... 132

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related

                      Stockholder Matters (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K).......................................... 132

Item 13.        Certain Relationships and Related Transactions, and Director Independence (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)........................................................................................................ 132

Item 14.        Principal Accounting Fees and Services............................................................................................................................................ 132

PART IV

Item 15.        Exhibits and Financial Statement Schedules...................................................................................................................................... 133

PART I

ITEM 1.  Business

The Company

Clear Channel Capital I, LLC (the “Company”) is the direct parent of Clear Channel Communications, Inc., a Texas corporation (“Clear Channel”).  The Company and certain of Clear Channel’s direct and indirect wholly-owned domestic subsidiaries fully and unconditionally guarantee on a joint and several basis certain of Clear Channel’s outstanding indebtedness.  The Company is a limited liability company organized under Delaware law, with all of its interests being held by Clear Channel Capital II, LLC, a direct, wholly-owned subsidiary of CC Media Holdings, Inc. (“CCMH”).

CCMH was formed in May 2007 by private equity funds sponsored by Bain Capital Partners, LLC (“Bain Capital”) and Thomas H. Lee Partners, L.P. (“THL”) (together, the “Sponsors”) to effect the acquisition of Clear Channel by CCMH. On July 30, 2008, CCMH acquired Clear Channel. The acquisition was effected by the merger of an entity formed by the Sponsors, then an indirect subsidiary of CCMH, with and into Clear Channel. As a result of the merger, Clear Channel became a wholly-owned subsidiary of CCMH, held indirectly through intermediate holding companies including the Company. Upon the consummation of the merger, CCMH became a public company and Clear Channel was no longer a public company.

You can find more information about us at our Internet website located at www.clearchannel.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). The contents of our website are not deemed to be part of this Annual Report on Form 10-K or any of our other filings with the SEC.

Our corporate headquarters are in San Antonio, Texas and we have executive offices in New York, New York. Our headquarters are located at 200 East Basse Road, San Antonio, Texas 78209 (telephone: 210-822-2828).

During the first quarter of 2012, and in connection with the appointment of the new chief executive officer of our indirect subsidiary, Clear Channel Outdoor Holdings, Inc. (“CCOH”), we reevaluated our segment reporting and determined that our Latin American operations were more appropriately aligned within the operations of our International outdoor advertising segment.  As a result, the operations of Latin America are no longer reflected within our Americas outdoor advertising segment and are currently included in the results of our International outdoor advertising segment.  Accordingly, we have recast the corresponding segment disclosures for prior periods.

Our Business Segments

We are a diversified media and entertainment company with three reportable business segments:  Media and Entertainment (“CCME”); Americas outdoor advertising (“Americas outdoor”); and International outdoor advertising (“International outdoor”).  Our CCME segment provides media and entertainment services via broadcast and digital delivery and also includes our national syndication business.  Our Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types.  Our Americas outdoor segment consists of operations primarily in the United States and Canada.  Our International outdoor segment consists of operations primarily in Asia, Australia, Europe and Latin America.  Our “Other” category includes our full-service media representation business, Katz Media Group (“Katz Media”), as well as other general support services and initiatives, which are ancillary to our other businesses.  Approximately half of our revenue is generated from our CCME segment. The remaining half is comprised of our Americas outdoor and our International outdoor advertising segments, as well as Katz Media and other support services and initiatives.

We are a leading global media and entertainment company specializing in radio, digital, out-of-home, mobile and on-demand entertainment and information services for national audiences and local communities while providing premiere opportunities for advertisers.  Through our strong capabilities and unique collection of assets, we have the ability to deliver compelling content as well as innovative, effective marketing campaigns for advertisers and marketing, creative and strategic partners in the United States and internationally.

We focus on building the leadership position of our diverse global assets and maximizing our financial performance while serving our local communities. We continue to invest strategically in our digital platforms, including the development of continued enhancements to iHeartRadio, our integrated digital radio platform, and the ongoing deployment of digital outdoor displays.  We intend to continue to execute our strategies while closely managing expenses and focusing on achieving operating efficiencies across our businesses. We share best practices across our businesses and markets to replicate our successes throughout the markets in which we operate.

For more information about our revenue, gross profit and assets by segment and our revenue and long-lived assets by geographic area, see Note 13 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K.

CCME

Our CCME operations include radio broadcasting, online and mobile services and products, program syndication, entertainment, traffic data distribution and music research services.  Our radio stations and content can be heard on AM/FM stations, HD digital radio stations, satellite radio, at iHeartRadio.com and our radio stations’ websites, on gaming consoles, via in-home entertainment, in enhanced automotive platforms, through our iHeartRadio mobile application on tablets and smart phones, and via navigation systems.

As of December 31, 2013, we owned 835 domestic radio stations servicing more than 150 U.S. markets, including 45 of the top 50 markets and 85 of the top 100 markets.  CCME includes radio stations for which we are the licensee and one station for which we provide programming and sell air time under a local marketing agreement (“LMA”).  We are also the beneficiary of Aloha Station Trust, LLC, which owns and operates 19 radio stations which we were required to divest in order to comply with Federal Communication Commission (“FCC”) media ownership rules, and which are being marketed for sale.  Our portfolio of stations offers a broad assortment of programming formats, including adult contemporary, country, contemporary hit radio, rock, news/talk, sports, urban, oldies and others.

In addition to our local radio programming, we also operate Premiere Networks (“Premiere”), a national radio network that produces, distributes or represents approximately 90 syndicated radio programs and serves more than 5,000 radio station affiliates, reaching over 190 million listeners weekly.  We also deliver real-time traffic information via navigation systems, radio and television broadcast media and wireless and Internet-based services through our traffic business, Total Traffic & Weather Network.

Strategy

Our CCME strategy centers on delivering entertaining and informative content across multiple platforms, including broadcast, mobile and digital as well as promotional events.  We strive to serve our listeners by providing the content they desire on the platform they prefer, while supporting advertisers, strategic partners, music labels and artists with a diverse platform of creative marketing opportunities designed to effectively reach and engage target audiences.  Our CCME strategy also focuses on continuing to improve the operations of our stations by providing valuable programming and promotions, as well as sharing best practices across our stations in marketing, distribution, sales and cost management.

Promote Broadcast Radio Media Spending.  Given the attractive reach and metrics of both the broadcast radio industry in general and CCME in particular, as well as our depth and breadth of relationships with both media agencies and national and local advertisers, we believe we can drive broadcast radio’s share of total media spending by using our dedicated national sales team to highlight the value of broadcast radio relative to other media.  We have made and continue to make significant investments in research to enable our clients to better understand how our assets can successfully reach their target audiences and promote their advertising campaigns; broadened our national sales teams and initiatives to better develop, create and promote their advertising campaigns; invested in technology to enhance our platform and capabilities; and continue to seek opportunities to deploy our iHeartRadio digital radio service across both existing and emerging devices and platforms. We are also working closely with advertisers, marketers and agencies to meet their needs through new products, events and services developed through optimization of our current portfolio of assets, as well as to develop tools to determine how effective broadcast radio is in reaching their desired audiences.

Promote Local and National Advertising.  We intend to grow our CCME businesses by continuing to develop effective programming, creating new solutions for our advertisers and agencies, fostering key relationships with advertisers and improving our local and national sales teams. We intend to leverage our diverse collection of assets, our programming and creative strengths, and our consumer relationships to create special events, such as one-of-a-kind local and national promotions for our listeners, and develop new, innovative technologies and products to promote our advertisers.  We seek to maximize revenue by closely managing our advertising opportunities and pricing to compete effectively in local markets. We operate price and yield information systems, which provide detailed inventory information. These systems enable our station managers and sales directors to adjust commercial inventory and pricing based on local market demand, as well as to manage and monitor different commercial durations (60 second, 30 second, 15 second and five second) in order to provide more effective advertising for our customers at what we believe are optimal prices given market conditions.

Continue to Enhance the Listener Experience.  We intend to continue enhancing the listener experience by offering a wide variety of compelling content and methods of delivery.  We will continue to provide the content our listeners desire on their preferred platforms.  Our investments have created a collection of leading on-air talent. For example, Premiere offers more than 90 syndicated radio programs and services for more than 5,000 radio station affiliates across the United States, including popular programs such as Rush Limbaugh, Sean Hannity, Glenn Beck, Ryan Seacrest, Steve Harvey, Elvis Duran, Bobby Bones and Delilah. Our distribution capabilities allow us to attract top talent and more effectively utilize programming, sharing our best and most compelling content across many stations.

Deliver Content via Multiple Distribution Technologies.  We continue to expand the choices for our listeners. We deliver music, news, talk, sports, traffic and other content using an array of distribution technologies, including broadcast radio and HD radio channels, satellite radio, digitally via iHeartRadio.com and our stations’ websites, and through our iHeartRadio mobile application on smart phones and tablets, on gaming consoles, via in-home entertainment, in enhanced automotive platforms, as well as in-vehicle entertainment and navigation systems.  Some examples of our recent initiatives are as follows:

•         Streaming.   We provide streaming content via the Internet, mobile and other digital platforms. We rank among the top streaming networks in the U.S. with regards to Average Active Sessions (“AAS”), Session Starts (“SS”) and Average Time Spent Listening (“ATSL”).  AAS and SS measure the level of activity while ATSL measures the ability to keep the audience engaged.

•         Websites and Mobile Applications.  We have developed mobile and Internet applications such as the iHeartRadio smart phone application and website. These mobile and Internet applications allow listeners to use their smart phones, tablets or other digital devices to interact directly with stations, find titles/artists, request songs and create custom stations while providing an additional method for advertisers to reach consumers. As of December 31, 2013, our iHeartRadio mobile application has been downloaded approximately 300 million times. iHeartRadio provides a unique digital music experience by offering access to more than 1,500 live broadcast and digital-only radio stations, plus user-created custom stations with broad social media integration and our on demand content from our premium talk partnerships and user generated talk shows. Through our digital platforms, we estimate that we had more than 76 million unique digital visitors for the month of December 2013. In addition, through December 2013, iHeartRadio streamed, on average, 143 million total listening hours monthly via our website and mobile application.

Sources of Revenue

Our CCME segment generated 50%, 49%, and 48% of our revenue for the years ended December 31, 2013, 2012 and 2011, respectively.  The primary source of revenue in our CCME segment is the sale of commercials on our radio stations for local and national advertising.  Our iHeartRadio mobile application and website, our station websites and Total Traffic & Weather Network also provide additional means for our advertisers to reach consumers.

Our advertisers cover a wide range of categories, including consumer services, retailers, entertainment, health and beauty products, telecommunications, automotive, media and political.  Our contracts with our advertisers generally provide for a term that extends for less than a one-year period.  We also generate revenues from network compensation, our online services, our traffic business, special events and other miscellaneous transactions.  These other sources of revenue supplement our traditional advertising revenue without increasing on-air-commercial time.

Each radio station’s local sales staff solicits advertising directly from local advertisers or indirectly through advertising agencies.  Our ability to produce commercials that respond to the specific needs of our advertisers helps to build local direct advertising relationships.  To generate national advertising sales, we leverage national sales teams and engage our Katz Media unit, which specializes in soliciting radio advertising sales on a national level for us and other radio and television companies.  National sales representatives such as Katz Media obtain advertising principally from advertising agencies located outside the station’s market and receive commissions based on advertising sold.

Advertising rates are principally based on the length of the spot and how many people in a targeted audience listen to our stations, as measured by independent ratings services.  A station’s format can be important in determining the size and characteristics of its listening audience, and advertising rates are influenced by the station’s ability to attract and target audiences that advertisers aim to reach.  The size of the market influences rates as well, with larger markets typically receiving higher rates than smaller markets.  Rates are generally highest during morning and evening commuting periods.

Radio Stations

As of December 31, 2013, we owned 835 radio stations, including 239 AM and 596 FM domestic radio stations, of which 151 stations were in the top 25 markets.  Therefore, no one property is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.

Radio broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”).  As described in “Regulation of Our Media and Entertainment Business” below, the FCC grants us licenses in order to operate our radio stations.  The following table provides the number of owned radio stations in the top 25 Arbitron-ranked markets within our CCME segment.

Arbitron		Number
Market		of
Rank(1)	Market	Stations
1	New York, NY	6
2	Los Angeles, CA	8
3	Chicago, IL	7
4	San Francisco, CA	7
5	Dallas-Ft. Worth, TX	6
6	Houston-Galveston, TX	6
7	Washington, DC	5
8	Philadelphia, PA	6
9	Atlanta, GA	7
10	Boston, MA	5
11	Miami-Ft. Lauderdale-Hollywood, FL	7
12	Detroit, MI	7
13	Seattle-Tacoma, WA	7
14	Phoenix, AZ	8
15	Puerto Rico	-
16	Minneapolis-St. Paul, MN	6
17	San Diego, CA	7
18	Tampa-St. Petersburg-Clearwater, FL	8
19	Denver-Boulder, CO	8
20	Nassau-Suffolk (Long Island), NY	2
21	Baltimore, MD	4
22	St. Louis, MO	6
23	Portland, OR	7
24	Charlotte-Gastonia-Rock Hill, NC-SC	5
25	Pittsburgh, PA	6
	Total Top 25 Markets(2)	151

(1)        Source: Fall 2013 Arbitron Radio Market Rankings.

(2)        Included in the total are stations that were placed in a trust in order to bring the merger into compliance with the FCC’s media ownership rules.  We have divested certain of these stations in the past and will continue to divest these stations as required.

Premiere Networks

We operate Premiere, a national radio network that produces, distributes or represents more than 90 syndicated radio programs and services for more than 5,000 radio station affiliates, reaching over 190 million listeners weekly.  Our broad distribution capabilities enable us to attract and retain top programming talent. Some of our more popular syndicated programs include Rush Limbaugh, Sean Hannity, Glenn Beck, Ryan Seacrest, Steve Harvey, Elvis Duran, Bobby Bones and Delilah.  We believe recruiting and retaining top talent is an important component of the success of our radio networks.

Total Traffic & Weather Network

Total Traffic & Weather Network delivers real-time local traffic flow and incident information along with weather updates to more than 2,000 radio and approximately 150 television affiliates, as well as through Internet and mobile partnerships, reaching nearly 200 million consumers each month. Total Traffic & Weather Network services more than 200 markets in the United States, Canada and Mexico. It operates the largest broadcast traffic navigation network in North America and has expanded its offerings to include news, weather and sports content.

Competition

Our broadcast radio stations, as well as our mobile and digital applications and our traffic business, compete for listeners and advertising revenues directly with other radio stations within their respective markets, as well as with other advertising media, including broadcast and cable television, online, print media, outdoor advertising, satellite radio, direct mail and other forms of advertisement.  In addition, the radio broadcasting industry is subject to competition from services that use media technologies such as Internet-based media, mobile applications and satellite-based digital radio services. Such services reach national and local audiences with multi-channel, multi-format, digital radio services.

Our broadcast radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group.  Our targeted listener base of specific demographic groups in each of our markets allows us to attract advertisers seeking to reach those listeners.

Americas Outdoor Advertising

We are the largest outdoor advertising company in North America (based on revenues), which includes the United States and Canada.  Approximately 95% of our revenue in our Americas outdoor advertising segment was derived from the United States in each of the years ended December 31, 2013, 2012 and 2011.  We own or operate approximately 105,000 display structures in our Americas outdoor segment with operations in 47 of the 50 largest markets in the United States, including all of the 20 largest markets.

Our Americas outdoor assets consist of traditional and digital billboards, street furniture and transit displays, airport displays, mall displays, and wallscapes and other spectaculars, which we own or operate under lease management agreements. Our Americas outdoor advertising business is focused on metropolitan areas with dense populations.

Strategy

We seek to capitalize on our Americas outdoor network and diversified product mix to maximize revenue. In addition, by sharing best practices among our business segments, we believe we can quickly and effectively replicate our successes in our other markets.  Our outdoor strategy focuses on leveraging our diversified product mix and long-standing presence in many of our existing markets, which provides us with the ability to launch new products and test new initiatives in a reliable and cost-effective manner.

Promote Outdoor Media Spending.  Given the attractive industry fundamentals of outdoor media and our depth and breadth of relationships with both local and national advertisers, we believe we can drive outdoor advertising's share of total media spending by using our dedicated national sales team to highlight the value of outdoor advertising relative to other media.  Outdoor advertising only represented 4% of total dollars spent on advertising in the United States in 2012. We have made and continue to make significant investments in research tools that enable our clients to better understand how our displays can successfully reach their target audiences and promote their advertising campaigns. Also, we are working closely with clients, advertising agencies and other diversified media companies to develop more sophisticated systems that will provide improved audience metrics for outdoor advertising.  For example, we have implemented the TAB Out of Home Ratings audience measurement system which: (1) separately reports audiences for billboards, posters, junior posters, transit shelters and phone kiosks, (2) reports for geographically sensitive reach and frequency, (3) provides granular detail, reporting individual out of home units in over 200 designated market areas, (4) provides detailed demographic data comparable to other media, and (5) provides true commercial ratings based on people who see the advertising.

Continue to Deploy Digital Displays.  Digital outdoor advertising provides significant advantages over traditional outdoor media. Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously change advertising copy on a large number of displays, allowing us to sell more advertising opportunities to advertisers. The ability to change copy by time of day and quickly change messaging based on advertisers’ needs creates additional flexibility for our customers. Although digital displays require more capital to construct compared to traditional bulletins, the advantages of digital allow us to penetrate new accounts and categories of advertisers, as well as serve a broader set of needs for existing advertisers. Digital displays allow for high-frequency, 24-hour advertising changes in high-traffic locations and allow us to offer our clients optimal flexibility, distribution, circulation and visibility. We expect this trend to continue as we increase our quantity of digital inventory. As of December 31, 2013, we have deployed more than 1,000 digital billboards in 37 markets in the United States.

Sources of Revenue

Americas outdoor generated 21%, 20% and 20% of our revenue in 2013, 2012 and 2011, respectively.  Americas outdoor revenue is derived from the sale of advertising copy placed on our traditional and digital displays.  Our display inventory consists primarily of billboards, street furniture displays and transit displays.  The margins on our billboard contracts, including those related to digital billboards, tend to be higher than those on contracts for other displays, due to their greater size, impact and location along major roadways that are highly trafficked.  Billboards comprise approximately two-thirds of our display revenues.  The following table shows the approximate percentage of revenue derived from each category for our Americas outdoor inventory:

	Year Ended December 31,
	2013	2012	2011
Billboards:
Bulletins	57%	56%	53%
Posters	13%	13%	13%
Street furniture displays	4%	4%	4%
Transit displays	17%	17%	16%
Other displays (1)	9%	10%	14%
Total	100%	100%	100%

(1)       Includes spectaculars, mall displays and wallscapes.

Our Americas outdoor segment generates revenues from local and national sales.  Our advertising rates are based on a number of different factors including location, competition, size of display, illumination, market and gross ratings points.  Gross ratings points are the total number of impressions delivered, expressed as a percentage of a market population, of a display or group of displays.  The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time.  For all of our billboards in the United States, we use independent, third-party auditing companies to verify the number of impressions delivered by a display.  “Reach” is the percent of a target audience exposed to an advertising message at least once during a specified period of time, typically during a period of four weeks.  “Frequency” is the average number of exposures an individual has to an advertising message during a specified period of time.  Out-of-home frequency is typically measured over a four-week period.

While location, price and availability of displays are important competitive factors, we believe that providing quality customer service and establishing strong client relationships are also critical components of sales.  In addition, we have long-standing relationships with a diversified group of advertising brands and agencies that allow us to diversify client accounts and establish continuing revenue streams.

Billboards

Our billboard inventory primarily includes bulletins and posters.

•         Bulletins.   Bulletins vary in size, with the most common size being 14 feet high by 48 feet wide.  Digital bulletins display static messages that resemble standard printed bulletins when viewed, but also allow advertisers to change messages throughout the course of a day, and may display advertisements for multiple customers.  Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously change advertising copy as needed.  Because of their greater size, impact, high-frequency and 24-hour advertising changes, we typically receive our highest rates for digital bulletins.  Almost all of the advertising copy displayed on traditional bulletins is computer printed on vinyl and transported to the bulletin where it is secured to the display surface.  Bulletins generally are located along major expressways, primary commuting routes and main intersections that are highly visible and heavily trafficked.  Our clients may contract for individual bulletins or a network of bulletins, meaning the clients’ advertisements are rotated among bulletins to increase the reach of the campaign.  Our client contracts for bulletins, either traditional or digital, generally have terms ranging from four weeks to one year.

•         Posters.   Digital posters are available in addition to the traditional 30-sheet or 8-sheet displays.  Similar to digital bulletins, digital posters display static messages that resemble standard printed posters when viewed, and are linked through centralized computer systems to instantaneously and simultaneously change messages throughout the course of a day.  The traditional 30-sheet posters are approximately 11 feet high by 23 feet wide, and the traditional 8-sheet posters are approximately 5 feet high by 11 feet wide.  Advertising copy for traditional 30-sheet posters is digitally printed on a single piece of polyethylene material that is then transported and secured to the poster surfaces.  Advertising copy for traditional 8-sheet posters is printed using silk screen, lithographic or digital process to transfer the designs onto paper that is then transported and secured to the poster surfaces.  Posters generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater demographic targeting than those displayed on bulletins.  Our poster rates typically are less than our bulletin rates, and our client contracts for posters generally have terms ranging from four weeks to one year.  Premiere displays, which consist of premiere panels and squares, are innovative hybrids between bulletins and posters that we developed to provide our clients with an alternative for their targeted marketing campaigns.  The premiere displays use one or more poster panels, but with vinyl advertising stretched over the panels similar to bulletins.  Our intent is to combine the creative impact of bulletins with the additional reach and frequency of posters.

Street Furniture Displays

Our street furniture displays include advertising surfaces on bus shelters, information kiosks, freestanding units and other public structures, are available in both traditional and digital formats, and are primarily located in major metropolitan areas and along major commuting routes.  Generally, we own the street furniture structures and are responsible for their construction and maintenance.  Contracts for the right to place our street furniture displays in the public domain and sell advertising space on them are awarded by municipal and transit authorities in competitive bidding processes governed by local law.  Generally, these contracts have terms ranging from 10 to 20 years.  As compensation for the right to sell advertising space on our street furniture structures, we pay the municipality or transit authority a fee or revenue share that is either a fixed amount or a percentage of the revenue derived from the street furniture displays.  Typically, these revenue sharing arrangements include payments by us of minimum guaranteed amounts.  Client contracts for street furniture displays typically have terms ranging from four weeks to one year, and are typically for network packages of multiple street furniture displays.

Transit Displays

Our transit displays are advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams, and within the common areas of rail stations and airports, and are available in both traditional and digital formats.  Similar to street furniture, contracts for the right to place our displays on such vehicles or within such transit systems and to sell advertising space on them generally are awarded by public transit authorities in competitive bidding processes or are negotiated with private transit operators.  Generally, these contracts have terms ranging up to nine years.  Our client contracts for transit displays generally have terms ranging from four weeks to one year.

Other Displays

The balance of our display inventory consists of spectaculars, wallscapes and mall displays.  Spectaculars are customized display structures that often incorporate video, multidimensional lettering and figures, mechanical devices and moving parts and other embellishments to create special effects.  The majority of our spectaculars are located in Times Square in New York City, the Gardiner Expressway in Toronto, and the Fashion Show Mall and Miracle Mile Shops in Las Vegas.  Client contracts for spectaculars typically have terms of one year or longer.  A wallscape is a display that drapes over or is suspended from the sides of buildings or other structures.  Generally, wallscapes are located in high-profile areas where other types of outdoor advertising displays are limited or unavailable.  Clients typically contract for individual wallscapes for extended terms.  We also own displays located within the common areas of malls on which our clients run advertising campaigns for periods ranging from four weeks to one year.

Advertising Inventory and Markets

As of December 31, 2013, we owned or operated approximately 105,000 display structures in our Americas outdoor advertising segment with operations in 47 of the 50 largest markets in the United States, including all of the 20 largest markets.  Therefore, no one property is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.

Our displays are located on owned land, leased land or land for which we have acquired permanent easements.  The majority of the advertising structures on which our displays are mounted require permits.  Permits are granted for the right to operate an advertising structure as long the structure is used in compliance with the laws and regulations of the applicable jurisdiction.

Competition

The outdoor advertising industry in the Americas is fragmented, consisting of several larger companies involved in outdoor advertising, such as CBS and Lamar Advertising Company, as well as  numerous smaller and local companies operating a limited number of displays in a single market or a few local markets.  We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, the Internet and other forms of advertisement.  Outdoor advertising companies compete primarily based on ability to reach consumers, which is driven by location of the display.

International Outdoor Advertising

Our International outdoor business segment includes our operations in Asia, Australia, Europe and Latin America, with approximately 33% of our revenue in this segment derived from France and the United Kingdom for each of the years ended December 31, 2013, 2012 and 2011.  As of December 31, 2013, we owned or operated more than 570,000 displays across 28 countries.

Our International outdoor assets consist of street furniture and transit displays, billboards, mall displays, Smartbike programs, wallscapes and other spectaculars, which we own or operate under lease agreements.  Our International business is focused on metropolitan areas with dense populations.

Strategy

Similar to our Americas outdoor advertising business, we believe our International outdoor advertising business has attractive industry fundamentals including a broad audience reach and a highly cost effective media for advertisers as measured by cost per thousand persons reached compared to other traditional media.  Our International business focuses on the following strategies:

Promote Overall Outdoor Media Spending.  Our strategy is to promote growth in outdoor advertising’s share of total media spending by leveraging our international scale and local reach.  We are focusing on developing and implementing better and improved outdoor audience delivery measurement systems to provide advertisers with tools to determine how effectively their message is reaching the desired audience.

Capitalize on Product and Geographic Opportunities.  We are also focused on growing our business internationally by working closely with our advertising customers and agencies in meeting their needs, and through new product offerings, optimization of our current display portfolio and selective investments targeting promising growth markets. We have continued to innovate and introduce new products in international markets based on local demands. Our core business is our street furniture business and that is where we plan to focus much of our investment. We plan to continue to evaluate municipal contracts that may come up for bid and will make prudent investments where we believe we can receive attractive returns.  We will also continue to invest in markets such as China and Latin America where we believe there is high growth potential.

Continue to Deploy Digital Display Networks.  Internationally, digital out-of-home displays are a dynamic medium which enables our customers to engage in real-time, tactical, topical and flexible advertising.  We will continue our focused and dedicated digital strategy as we remain committed to the digital development of out-of-home communication solutions internationally.  Through our international digital brand, Clear Channel Play, we are able to offer networks of digital displays in multiple formats and multiple environments including bus shelters, airports, transit, malls and flagship locations.  We seek to achieve greater consumer engagement and flexibility by delivering powerful, flexible and interactive campaigns that open up new possibilities for advertisers to engage with their target audiences.  We had more than 3,700 digital displays in 14 countries across Europe, Asia and Latin America as of December 31, 2013.

Sources of Revenue

Our International outdoor segment generated 27%, 27% and 28% of our revenue in 2013, 2012 and 2011, respectively.  International outdoor advertising revenue is derived from the sale of traditional advertising copy placed on our display inventory and electronic displays which are part of our network of digital displays.  Our International outdoor display inventory consists primarily of street furniture displays, billboards, transit displays and other out-of-home advertising displays. The following table shows the approximate percentage of revenue derived from each inventory category of our International outdoor segment:

	Year Ended December 31,
	2013	2012	2011
Street furniture displays	48%	46%	43%
Billboards (1)	23%	26%	28%
Transit displays	9%	8%	9%
Other (2)	20%	20%	20%
Total	100%	100%	100%

(1)     Includes revenue from posters and neon displays.  We sold our neon business during the third quarter of 2012.

(2)     Includes advertising revenue from mall displays, other small displays, and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services, operation of Smartbike programs and production revenue.

Our International outdoor segment generates revenues worldwide from local, regional and national sales. Similar to our Americas outdoor business, advertising rates generally are based on the gross ratings points of a display or group of displays. The number of impressions delivered by a display, in some countries, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic.

While location, price and availability of displays are important competitive factors, we believe that providing quality customer service and establishing strong client relationships are also critical components of sales.  Our entrepreneurial culture allows local management to operate their markets as separate profit centers, encouraging customer cultivation and service.

Street Furniture Displays

Our International street furniture displays, available in traditional and digital formats, are substantially similar to their Americas street furniture counterparts, and include bus shelters, freestanding units, various types of kiosks, benches and other public structures.  Internationally, contracts with municipal and transit authorities for the right to place our street furniture in the public domain and sell advertising on such street furniture typically provide for terms ranging from 10 to 15 years. The major difference between our International and Americas street furniture businesses is in the nature of the municipal contracts.  In our International outdoor business, these contracts typically require us to provide the municipality with a broader range of metropolitan amenities such as bus shelters with or without advertising panels, information kiosks and public wastebaskets, as well as space for the municipality to display maps or other public information.  In exchange for providing such metropolitan amenities and display space, we are authorized to sell advertising space on certain sections of the structures we erect in the public domain.  Our International street furniture is typically sold to clients as network packages of multiple street furniture displays, with contract terms ranging from one to two weeks.  Client contracts are also available with terms of up to one year.

Billboards

The sizes of our International billboards are not standardized.  The billboards vary in both format and size across our networks, with the majority of our International billboards being similar in size to our posters used in our Americas outdoor business.  Our International billboards are sold to clients as network packages with contract terms typically ranging from one to two weeks.  Long-term client contracts are also available and typically have terms of up to one year.  We lease the majority of our billboard sites from private landowners.  Billboards include posters and are available in traditional and digital formats.

Transit Displays

Our International transit display contracts are substantially similar to their Americas transit display counterparts, and typically require us to make only a minimal initial investment and few ongoing maintenance expenditures.  Contracts with public transit authorities or private transit operators typically have terms ranging from three to seven years.  Our client contracts for transit displays, either traditional or digital, generally have terms ranging from one week to one year, or longer.

Other International Displays and Services

The balance of our revenue from our International outdoor segment consists primarily of advertising revenue from mall displays, other small displays and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services and production revenue.  Internationally, our contracts with mall operators generally have terms ranging from five to ten years and client contracts for mall displays generally have terms ranging from one to two weeks, but are available for periods up to six months.  Our International inventory includes other small displays that are counted as separate displays since they form a substantial part of our network and International outdoor advertising revenue.  We also have a Smartbike bicycle rental program which provides bicycles for rent to the general public in several municipalities.  In exchange for providing the bike rental program, we generally derive revenue from advertising rights to the bikes, bike stations, additional street furniture displays, or fees from the local municipalities.  In several of our International markets, we sell equipment or provide cleaning and maintenance services as part of a billboard or street furniture contract with a municipality.

Advertising Inventory and Markets

As of December 31, 2013, we owned or operated more than 570,000 displays in our International outdoor segment, with operations across 28 countries.  Our International outdoor display count includes display faces, which may include multiple faces on a single structure, as well as small, individual displays.  As a result, our International outdoor display count is not comparable to our

Americas outdoor display count, which includes only unique displays.  No one property is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.

Competition

The international outdoor advertising industry is fragmented, consisting of several larger companies involved in outdoor advertising, such as JCDecaux and ExterionMedia, as well as  numerous smaller and local companies operating a limited number of displays in a single market or a few local markets.  We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, the Internet and other forms of advertisement.  Outdoor companies compete primarily based on ability to reach consumers, which is driven by location of the display.

Other

Our Other category includes our 100%-owned media representation firm, Katz Media, as well as other general support services and initiatives which are ancillary to our other businesses.

Katz Media, a leading media representation firm in the U.S. for radio and television stations, sells national spot advertising time for clients in the radio and television industries throughout the United States.  As of December 31, 2013, Katz Media represented more than 4,000 radio stations, approximately one-fifth of which are owned by us.  Katz Media also represents approximately 800 television and digital multicast stations.

Katz Media generates revenue primarily through contractual commissions realized from the sale of national spot and online advertising.  National spot advertising is commercial airtime sold to advertisers on behalf of radio and television stations.  Katz Media represents its media clients pursuant to media representation contracts, which typically have terms of up to ten years in length.

Employees

As of December 31, 2013, we had approximately 15,100 domestic employees and approximately 5,700 international employees, of which approximately 19,100 were in direct operations and 1,700 were in administrative or corporate related activities.  Approximately 900 of our employees are subject to collective bargaining agreements in their respective countries. We are a party to numerous collective bargaining agreements, none of which represent a significant number of employees.  We believe that our relationship with our employees is good.

Seasonality

Required information is located within Item 7 of Part II of this Annual Report on Form 10-K.

Regulation of our Media and Entertainment Business

General

The following is a brief summary of certain statutes, regulations, policies and proposals affecting our media and entertainment business.  For example, radio broadcasting is subject to the jurisdiction of the FCC under the Communications Act.  The Communications Act permits the operation of a radio broadcast station only under a license issued by the FCC upon a finding that grant of the license would serve the public interest, convenience and necessity.  Among other things, the Communications Act empowers the FCC to: issue, renew, revoke and modify broadcasting licenses; assign frequency bands for broadcasting; determine stations’ frequencies, locations, power and other technical parameters; impose penalties for violation of its regulations, including monetary forfeitures and, in extreme cases, license revocation; impose annual regulatory and application processing fees; and adopt and implement regulations and policies affecting the ownership, program content, employment practices and many other aspects of the operation of broadcast stations.

This summary does not comprehensively cover all current and proposed statutes, regulations and policies affecting our media and entertainment business.  Reference should be made to the Communications Act and other relevant statutes, regulations, policies and proceedings for further information concerning the nature and extent of regulation of our media and entertainment business.  Finally, several of the following matters are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or its impact on our media and entertainment business.

License Assignments

The Communications Act prohibits the assignment of a license or the transfer of control of an FCC licensee without prior FCC approval.  Applications for license assignments or transfers involving a substantial change in ownership are subject to a 30-day period for public comment, during which petitions to deny the application may be filed and considered by the FCC.

License Renewal

The FCC grants broadcast licenses for a term of up to eight years.  The FCC will renew a license for an additional eight-year term if, after consideration of the renewal application and any objections thereto, it finds that the station has served the public interest, convenience and necessity and that, with respect to the station seeking renewal, there have been no serious violations of either the Communications Act or the FCC’s rules and regulations by the licensee and no other such violations which, taken together, constitute a pattern of abuse.  The FCC may grant the license renewal application with or without conditions, including renewal for a term less than eight years.  The vast majority of radio licenses are renewed by the FCC for the full eight-year term.  While we cannot guarantee the grant of any future renewal application, our stations’ licenses historically have been renewed for the full eight-year term.

Ownership Regulation

FCC rules and policies define the interests of individuals and entities, known as “attributable” interests, which implicate FCC rules governing ownership of broadcast stations and other specified mass media entities.  Under these rules, attributable interests generally include: (1) officers and directors of a licensee or of its direct or indirect parent; (2) general partners; (3) limited partners and limited liability company members, unless properly “insulated” from management activities; (4) a 5% or more direct or indirect voting stock interest in a corporate licensee or parent, except that, for a narrowly defined class of passive investors, the attribution threshold is a 20% or more voting stock interest; and (5) combined equity and debt interests in excess of 33% of a licensee’s total asset value, if the interest holder provides over 15% of the licensee station’s total weekly programming, or has an attributable broadcast or newspaper interest in the same market (the “EDP Rule”).  An entity that owns one or more radio stations in a market and programs more than 15% of the broadcast time, or sells more than 15% per week of the advertising time, on a radio station in the same market is generally deemed to have an attributable interest in that station.

Debt instruments, non-voting corporate stock, minority voting stock interests in corporations having a single majority stockholder, and properly insulated limited partnership and limited liability company interests generally are not subject to attribution unless such interests implicate the EDP Rule.  To the best of our knowledge at present, none of our officers, directors or 5% or greater shareholders holds an interest in another television station, radio station or daily newspaper that is inconsistent with the FCC’s ownership rules.

The FCC is required to conduct periodic reviews of its media ownership rules.  In 2003, the FCC, among other actions, modified the radio ownership rules and adopted new cross-media ownership limits.  The U.S. Court of Appeals for the Third Circuit initially stayed implementation of the new rules.  Later, it lifted the stay as to the radio ownership rules, allowing the modified rules to go into effect.  It retained the stay on the cross-media ownership limits and remanded them to the FCC for further justification (leaving in effect separate pre-existing FCC rules governing newspaper-broadcast and radio-television cross-ownership).  In 2007, the FCC adopted a decision that revised the newspaper-broadcast cross-ownership rule but made no changes to the radio ownership or radio-television cross-ownership rules.  In 2011, the U.S. Court of Appeals for the Third Circuit vacated the FCC’s revisions to the newspaper-broadcast cross-ownership rule and otherwise upheld the FCC’s decision to retain the current radio ownership and radio-television cross-ownership rules.  The U.S. Supreme Court denied review of the Third Circuit’s decision.  The FCC began its next periodic review of its media ownership rules in 2010, and has issued a notice of proposed rulemaking.  We cannot predict the outcome of the FCC’s media ownership proceedings or their effects on our business in the future.

Irrespective of the FCC’s radio ownership rules, the Antitrust Division of the U.S. Department of Justice (“DOJ”) and the U.S. Federal Trade Commission (“FTC”) have the authority to determine that a particular transaction presents antitrust concerns.  In particular, where the proposed purchaser already owns one or more radio stations in a particular market and seeks to acquire additional radio stations in that market, the DOJ has, in some cases, obtained consent decrees requiring radio station divestitures.

The current FCC ownership rules relevant to our business are summarized below.

•         Local Radio Ownership Rule. The maximum allowable number of radio stations that may be commonly owned in a market is based on the size of the market.  In markets with 45 or more stations, one entity may have an attributable interest in up to eight stations, of which no more than five are in the same service (AM or FM).  In markets with 30-44 stations, one entity may have an attributable interest in up to seven stations, of which no more than four are in the same service.  In markets with 15-29 stations, one entity may have an attributable interest in up to six stations, of which no more than four are in the same service.  In markets with 14 or fewer stations, one entity may have an attributable interest in up to five stations, of which no more than three are in the same service, so long as the entity does not have an interest in more than 50% of all stations in the market.  To apply these ownership tiers, the FCC relies on Arbitron Metro Survey Areas, where they exist, and a signal contour-overlap methodology where they do not exist.  An FCC rulemaking is pending to determine how to define radio markets for stations located outside Arbitron Metro Survey Areas.

•         Newspaper-Broadcast Cross-Ownership Rule. FCC rules generally prohibit an individual or entity from having an attributable interest in either a radio or television station and a daily newspaper located in the same market.

•         Radio-Television Cross-Ownership Rule.  FCC rules permit the common ownership of one television and up to seven same-market radio stations, or up to two television and six same-market radio stations, depending on the number of independent media voices in the market and on whether the television and radio components of the combination comply with the television and radio ownership limits, respectively.

Alien Ownership Restrictions

The Communications Act restricts foreign entities or individuals from owning or voting more than 20% of the equity of a broadcast licensee directly and more than 25% indirectly (i.e., through a parent company), unless the FCC has made a finding that greater foreign ownership is in the public interest. Since we serve as a holding company for FCC licensee subsidiaries, we have been effectively restricted from having more than one-fourth of our stock owned or voted directly or indirectly by foreign entities or individuals.  In November 2013, the FCC clarified that it would entertain and authorize, on a case-by-case basis and upon sufficient public interest showing, proposals to exceed the 25% foreign ownership limit in broadcasting holding companies.

Indecency Regulation

Federal law regulates the broadcast of obscene, indecent or profane material.  Legislation enacted by Congress provides the FCC with authority to impose fines of up to $325,000 per utterance with a cap of $3.0 million for any violation arising from a single act.  In June 2012, the U.S. Supreme Court ruled on the appeals of several FCC indecency enforcement actions.  While setting aside the particular FCC actions under review on narrow due process grounds, the Supreme Court declined to rule on the constitutionality of the FCC’s indecency policies, and the FCC has since solicited public comment on those policies.  We have received, and may receive in the future, letters of inquiry and other notifications from the FCC concerning complaints that programming aired on our stations contains indecent or profane language.  We cannot predict the outcome of our outstanding letters of inquiry and notifications from the FCC or the nature or extent of future FCC indecency enforcement actions.

Equal Employment Opportunity

The FCC’s rules require broadcasters to engage in broad equal opportunity employment recruitment efforts, retain data concerning such efforts and report much of this data to the FCC and to the public via stations’ public files and websites.  Broadcasters could be sanctioned for noncompliance.

Technical Rules

Numerous FCC rules govern the technical operating parameters of radio stations, including permissible operating frequency, power and antenna height and interference protections between stations.  Changes to these rules could negatively affect the operation of our stations.  For example, in January 2011 a law that eliminates certain minimum distance separation requirements between full-power and low-power FM radio stations was enacted, which could lead to increased interference between our stations and low-power FM stations.  In March 2011, the FCC adopted policies which, in certain circumstances, could make it more difficult for radio stations to relocate to increase their population coverage.

Content, Licenses and Royalties

We must pay royalties to copyright owners of musical compositions (typically, songwriters and publishers) whenever we broadcast or stream musical compositions.  Copyright owners of musical compositions most often rely on intermediaries known as performance rights organizations to negotiate so-called “blanket” licenses with copyright users, collect royalties under such licenses and distribute them to copyright owners. We have obtained public performance licenses from, and pay license fees to, the three major performance rights organizations in the United States known as the American Society of Composers, Authors and Publishers, or ASCAP, Broadcast Music, Inc., or BMI, and SESAC, Inc., or SESAC.

To secure the rights to stream music content over the Internet, we also must obtain performance rights licenses and pay performance rights royalties to copyright owners of sound recordings (typically, performing artists and recording companies).  Under Federal statutory licenses, we are permitted to stream any lawfully released sound recordings and to make reproductions of these recordings on our computer servers without having to separately negotiate and obtain direct licenses with each individual copyright owner as long as we operate in compliance with the rules of statutory licenses and pay the applicable royalty rates to SoundExchange, the non-profit organization designated by the Copyright Royalty Board to collect and distribute royalties under these statutory licenses.

The rates at which we pay royalties to copyright owners are privately negotiated or set pursuant to a regulatory process.  In addition, we have business arrangements directly with some copyright owners to receive deliveries of and, in some cases, to directly license their sound recordings for use in our Internet operations.  There is no guarantee that the licenses and associated royalty rates that currently are available to us will be available to us in the future.  Congress is considering legislation which may affect such rates, and additionally it may consider and adopt legislation that requires us to pay royalties to owners of copyrighted sound recordings for the broadcast of music on our radio stations. Increased royalty rates could significantly increase our expenses, which could adversely affect our business.

Privacy and Data Protection

We collect certain types of information from users of our technology platforms, including, without limitation, our websites, web pages, interactive features, applications, Twitter and Facebook pages, and mobile application (“Platforms”), in accordance with the privacy policies and terms of use posted on the applicable Platform.  We collect personally identifiable information directly from Platform users in several ways, including when a user purchases our products or services, registers to use our services, fills out a listener profile, posts comments, uses our social networking features, participates in polls and contests and signs up to receive email newsletters.  We also may obtain information about our listeners from other listeners and third parties.  We use the information we collect about and from Platform users for a variety of business purposes.

As a company conducting business on the Internet, we are subject to a number of laws and regulations relating to consumer protection, information security, data protection and privacy, among other things.  Many of these laws and regulations are still evolving and could be interpreted in ways that could harm our business.  In the area of information security and data protection, the laws in several states require companies to implement specific information security controls to protect certain types of personally identifiable information.  Likewise, all but a few states have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their personally identifiable information.  Any failure on our part to comply with these laws may subject us to significant liabilities.

We have implemented commercially reasonable physical and electronic security measures to protect our proprietary business information and to protect against the loss, misuse, and alteration of our listeners’ personally identifiable information.  However, no security measures are perfect or impenetrable, and we may be unable to anticipate or prevent unauthorized access to such information.  Any failure or perceived failure by us to protect our information or information about our listeners or to comply with our policies or applicable regulatory requirements could result in damage to our business and loss of confidence in us, damage to our brands, the loss of listeners, consumers, business partners and advertisers, as well as proceedings against us by governmental authorities or others, which could harm our business.

Other

Congress, the FCC and other government agencies and regulatory bodies may in the future adopt new laws, regulations and policies that could affect, directly or indirectly, the operation, profitability and ownership of our broadcast stations and Internet-based audio music services.  In addition to the regulations and other arrangements noted above, such matters may include, for example:  proposals to impose spectrum use or other fees on FCC licensees; changes to the political broadcasting rules, including the adoption of proposals to provide free air time to candidates; restrictions on the advertising of certain products, such as beer and wine; frequency allocation, spectrum reallocations and changes in technical rules; and the adoption of significant new programming and operational requirements designed to increase local community-responsive programming and enhance public interest reporting requirements.

Regulation of our Americas and International Outdoor Advertising Businesses

The outdoor advertising industry in the United States is subject to governmental regulation at the federal, state and local levels. These regulations may include, among others, restrictions on the construction, repair, maintenance, lighting, upgrading, height, size, spacing and location and permitting of and, in some instances, content of advertising copy being displayed on outdoor advertising structures.  In addition, international regulations have a significant impact on the outdoor advertising industry.  International regulation of the outdoor advertising industry can vary by municipality, region and country, but generally limits the size, placement, nature and density of out-of-home displays. Other regulations may limit the subject matter and language of out-of-home displays.

From time to time, legislation has been introduced in both the United States and foreign jurisdictions attempting to impose taxes on revenue from outdoor advertising or for the right to use outdoor advertising assets. Several jurisdictions have imposed such taxes as a percentage of our outdoor advertising revenue generated in that jurisdiction.  In addition, some jurisdictions have taxed our personal property and leasehold interests in advertising locations using various valuation methodologies.  We expect U.S. and foreign jurisdictions to continue to try to impose such taxes as a way of increasing revenue.  In recent years, outdoor advertising also has become the subject of targeted taxes and fees.  These laws may affect prevailing competitive conditions in our markets in a variety of ways.  Such laws may reduce our expansion opportunities or may increase or reduce competitive pressure from other members of the outdoor advertising industry.  No assurance can be given that existing or future laws or regulations, and the enforcement thereof, will not materially and adversely affect the outdoor advertising industry.  However, we contest laws and regulations that we believe unlawfully restrict our constitutional or other legal rights and may adversely impact the growth of our outdoor advertising business.

In the United States, federal law, principally the Highway Beautification Act (“HBA”), regulates outdoor advertising on Federal-Aid Primary, Interstate and National Highway Systems roads within the United States (“controlled roads”). The HBA regulates the size and placement of billboards, requires the development of state standards, mandates a state’s compliance program, promotes the expeditious removal of illegal signs and requires just compensation for takings.

To satisfy the HBA’s requirements, all states have passed billboard control statutes and regulations that regulate, among other things, construction, repair, maintenance, lighting, height, size, spacing and the placement and permitting of outdoor advertising structures.  We are not aware of any state that has passed control statutes and regulations less restrictive than the prevailing federal requirements on the federal highway system, including the requirement that an owner remove any non-grandfathered, non-compliant signs along the controlled roads, at the owner’s expense and without compensation.  Local governments generally also include billboard control as part of their zoning laws and building codes regulating those items described above and include similar provisions regarding the removal of non-grandfathered structures that do not comply with certain of the local requirements.  Some local governments have initiated code enforcement and permit reviews of billboards within their jurisdiction. In some instances we have had to remove billboards as a result of such reviews.

As part of their billboard control laws, state and local governments regulate the construction of new signs.  Some jurisdictions prohibit new construction, some jurisdictions allow new construction only to replace or relocate existing structures and some jurisdictions allow new construction subject to the various restrictions discussed above.  In certain jurisdictions, restrictive regulations also limit our ability to relocate, rebuild, repair, maintain, upgrade, modify or replace existing legal non-conforming billboards.

U.S. federal law neither requires nor prohibits the removal of existing lawful billboards, but it does mandate the payment of compensation if a state or political subdivision compels the removal of a lawful billboard along the controlled roads.  In the past, state governments have purchased and removed existing lawful billboards for beautification purposes using federal funding for transportation enhancement programs, and these jurisdictions may continue to do so in the future. From time to time, state and local government authorities use the power of eminent domain and amortization to remove billboards.  Thus far, we have been able to obtain satisfactory compensation for, or relocation of, our billboards purchased or removed as a result of these types of governmental action, although there is no assurance that this will continue to be the case in the future.

We have introduced and intend to expand the deployment of digital billboards that display static digital advertising copy from various advertisers that change up to several times per minute. We have encountered some existing regulations in the U.S. and across some international jurisdictions that restrict or prohibit these types of digital displays.  However, since digital technology for changing static copy has only recently been developed and introduced into the market on a large scale, and is in the process of being introduced more broadly in our international markets, existing regulations that currently do not apply to digital technology by their terms could be revised to impose greater restrictions. These regulations, or actions by third parties, may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

Our results have been in the past, and could be in the future, adversely affected by economic uncertainty or deteriorations in economic conditions

We derive revenues from the sale of advertising.  Expenditures by advertisers tend to be cyclical, reflecting economic conditions and budgeting and buying patterns.  Periods of a slowing economy or recession, or periods of economic uncertainty, may be accompanied by a decrease in advertising. For example, the global economic downturn that began in 2008 resulted in a decline in advertising and marketing by our customers, which resulted in a decline in advertising revenues across our businesses. This reduction in advertising revenues had an adverse effect on our revenue, profit margins, cash flow and liquidity. Global economic conditions have been slow to recover and remain uncertain.  If economic conditions do not continue to improve, economic uncertainty increases or economic conditions deteriorate again, global economic conditions may once again adversely impact our revenue, profit margins, cash flow and liquidity.  Furthermore, because a significant portion of our revenue is derived from local advertisers, our ability to generate revenues in specific markets is directly affected by local and regional conditions, and unfavorable regional economic conditions also may adversely impact our results.  In addition, even in the absence of a downturn in general economic conditions, an individual business sector or market may experience a downturn, causing it to reduce its advertising expenditures, which also may adversely impact our results.

We performed impairment tests on our goodwill and other intangible assets during the fourth quarter of 2013, 2012 and 2011 and recorded non-cash impairment charges of $17.0 million, $37.7 million and $7.6 million, respectively.  Although we believe we have made reasonable estimates and used appropriate assumptions to calculate the fair value of our licenses, billboard permits and reporting units, it is possible a material change could occur.  If actual market conditions and operational performance for the respective reporting units underlying the intangible assets were to deteriorate, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the indefinite-lived assets or goodwill for these reporting units below their adjusted carrying amounts, we may also be required to recognize additional impairment charges in future periods, which could have a material impact on our financial condition and results of operations.

To service our debt obligations and to fund capital expenditures, we will require a significant amount of cash to meet our needs, which depends on many factors beyond our control

Our ability to service our debt obligations and to fund capital expenditures will require a significant amount of cash.  Our primary source of liquidity is cash on hand, cash flow from operations and borrowing capacity under Clear Channel’s receivables based credit facility, subject to certain limitations contained in Clear Channel’s material financing agreements.  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flow from operations, borrowing capacity under Clear Channel’s receivables based credit facility and cash flow from other liquidity-generating transactions will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next twelve months. However, our ability to fund our working capital, capital expenditures, debt service and other obligations, and to comply with the financial covenant under Clear Channel’s financing agreements, depends on our future operating performance and cash from operations and other liquidity-generating transactions, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control. If our future operating performance does not meet our expectation or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing.  In addition, the purchase price of possible acquisitions, capital expenditures for deployment of digital billboards and/or other strategic initiatives could require additional indebtedness or equity financing on our part.  Adverse securities and credit market conditions could significantly affect the availability of equity or debt financing. In connection with Clear Channel’s financing transactions completed during 2013, the average interest rate on our outstanding debt has increased.  We anticipate paying cash interest of approximately $1.6 billion during 2014.  Future financing transactions may further increase interest expense, which could in turn reduce our financial flexibility and our ability to fund other activities and make us more vulnerable to changes in operating performance or economic downturns generally.  There can be no assurance that additional financing, if permitted under the terms of Clear Channel’s financing agreements, will be available on terms acceptable to us or at all. The inability to generate sufficient cash or obtain additional financing could have a material adverse effect on our financial condition and on our ability to meet Clear Channel’s obligations or pursue strategic initiatives.

Our financial performance may be adversely affected by many factors beyond our control

Certain factors that could adversely affect our financial performance by, among other things, decreasing overall revenues, the numbers of advertising customers, advertising fees or profit margins include:

•         unfavorable economic conditions, which may cause companies to reduce their expenditures on advertising;

•         an increased level of competition for advertising dollars, which may lead to lower advertising rates as we attempt to retain customers or which may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match;

•         unfavorable fluctuations in operating costs, which we may be unwilling or unable to pass through to our customers;

•         technological changes and innovations that we are unable to successfully adopt or are late in adopting that offer more attractive advertising or listening alternatives than what we offer, which may lead to a loss of advertising customers or to lower advertising rates;

•         the impact of potential new royalties charged for terrestrial radio broadcasting, which could materially increase our expenses;

•         other changes in governmental regulations and policies and actions of regulatory bodies, which could increase our taxes or other costs, reduce our outdoor advertising inventory, restrict the advertising media that we employ or restrict some or all of our customers that operate in regulated areas from using certain advertising media or from advertising at all;

•         unfavorable shifts in population and other demographics, which may cause us to lose advertising customers as people migrate to markets where we have a smaller presence or which may cause advertisers to be willing to pay less in advertising fees if the general population shifts into a less desirable age or geographical demographic from an advertising perspective; and

•         unfavorable changes in labor conditions, which may impair our ability to operate or require us to spend more to retain and attract key employees.

We face intense competition in our media and entertainment and our outdoor advertising businesses

We operate in a highly competitive industry, and we may not be able to maintain or increase our current audience ratings and advertising and sales revenues. Our media and entertainment and our outdoor advertising businesses compete for audiences and advertising revenues with other media and entertainment businesses and outdoor advertising businesses, as well as with other media, such as newspapers, magazines, television, direct mail, portable digital audio players, mobile devices, satellite radio, Internet-based services and live entertainment, within their respective markets. Audience ratings and market shares are subject to change, which could have the effect of reducing our revenues in that market. Our competitors may develop technology, services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It also is possible that new competitors may emerge and rapidly acquire significant market share in any of our business segments.  An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.

Alternative media platforms and technologies may continue to increase competition with our broadcasting operations

Our terrestrial radio broadcasting operations face increasing competition from alternative media platforms and technologies, such as broadband wireless, satellite radio, audio broadcasting by cable television systems and Internet-based audio music services, as well as consumer products, such as portable digital audio players and other mobile devices. These technologies and alternative media platforms, including those used by us, compete with our radio stations for audience share and advertising revenues.  We are unable to predict the effect that such technologies and related services and products will have on our broadcasting operations.  The capital expenditures necessary to implement these or other technologies could be substantial and we cannot assure you that we will continue to have the resources to acquire new technologies or to introduce new services to compete with other new technologies or services, or that our investments in new technologies or services will provide the desired returns.  Other companies employing new technologies or services could more successfully implement such new technologies or services or otherwise increase competition with our businesses.

Our Media and Entertainment business is dependent upon the performance of on-air talent and program hosts

We employ or independently contract with many on-air personalities and hosts of syndicated radio programs with significant loyal audiences in their respective markets.  Although we have entered into long-term agreements with some of our key on-air talent and program hosts to protect our interests in those relationships, we can give no assurance that all or any of these persons will remain with us or will retain their audiences.  Competition for these individuals is intense and many of these individuals are under no legal obligation to remain with us.  Our competitors may choose to extend offers to any of these individuals on terms which we may be unwilling to meet. Furthermore, the popularity and audience loyalty of our key on-air talent and program hosts is highly sensitive to rapidly changing public tastes.  A loss of such popularity or audience loyalty is beyond our control and could have a material adverse effect on our ability to attract local and/or national advertisers and on our revenue and/or ratings, and could result in increased expenses.

Our business is dependent on our management team and other key individuals

Our business is dependent upon the performance of our management team and other key individuals.  A number of key individuals have joined us or assumed increased responsibilities over the past several years, including Robert W. Pittman, who became our Chief Executive Officer on October 2, 2011, C. William Eccleshare, who was promoted to be our Chief Executive Officer—Outdoor on January 24, 2012, and Richard J. Bressler, who became our President and Chief Financial Officer on July 29, 2013.  Effective January 2014, Mr. Pittman and Mr. Bressler assumed direct management responsibility for our Media and Entertainment division in addition to their existing roles.  Although we have entered into agreements with some members of our management team and certain other key individuals, we can give no assurance that all or any of our management team and other key individuals will remain with us.  Competition for these individuals is intense and many of our key employees are at-will employees who are under no legal obligation to remain with us, and may decide to leave for a variety of personal or other reasons beyond our control.  If members of our management or key individuals decide to leave us in the future, or if we are not successful in attracting, motivating and retaining other key employees, our business could be adversely affected.

Extensive current government regulation, and future regulation, may limit our radio broadcasting and other media and entertainment operations or adversely affect our business and financial results

Congress and several federal agencies, including the FCC, extensively regulate the domestic radio industry.  For example, the FCC could impact our profitability by imposing large fines on us if, in response to pending complaints, it finds that we broadcast indecent programming.  Additionally, we cannot be sure that the FCC will approve renewal of the licenses we must have in order to operate our stations.  Nor can we be assured that our licenses will be renewed without conditions and for a full term.  The non-renewal, or conditioned renewal, of a substantial number of our FCC licenses, could have a materially adverse impact on our operations.  Furthermore, possible changes in interference protections, spectrum allocations and other technical rules may negatively affect the operation of our stations.  For example, in January 2011, a law that eliminates certain minimum distance separation requirements between full-power and low-power FM radio stations was enacted, which could lead to increased interference between our stations and low-power FM stations.  In March 2011, the FCC adopted policies which, in certain circumstances, could make it more difficult for radio stations to relocate to increase their population coverage.  In addition, Congress, the FCC and other regulatory agencies have considered, and may in the future consider and adopt, new laws, regulations and policies that could, directly or indirectly, have an adverse effect on our business operations and financial performance.  In particular, Congress may consider and adopt legislation that would impose an obligation upon all U.S. broadcasters to pay performing artists a royalty for the on-air broadcast of their sound recordings (this would be in addition to payments already made by broadcasters to owners of musical work rights, such as songwriters, composers and publishers).  We cannot predict whether this or other legislation affecting our media and entertainment business will be adopted.  Such legislation could have a material impact on our operations and financial results.  Finally, various regulatory matters relating to our media and entertainment business are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or its impact on our business.

Regulations and consumer concerns regarding privacy and data protection, or any failure to comply with these regulations, could hinder our operations

We collect and utilize demographic and other information, including personally identifiable information, from and about our listeners, consumers, business partners and advertisers as they interact with us.  For example: (1) our broadcast radio station websites and our iHeartRadio digital platform collect personal information as users register for our services, fill out their listener profiles, post comments, use our social networking features, participate in polls and contests and sign-up to receive email newsletters; (2) we use tracking technologies, such as “cookies,” to manage and track our listeners’ interactions with us so that we can deliver relevant music content and advertising; and (3) we collect credit card or debit card information from consumers, business partners and advertisers who use our services.

We are subject to numerous federal, state and foreign laws and regulations relating to consumer protection, information security, data protection and privacy, among other things.  Many of these laws are still evolving, new laws may be enacted and any of these laws could be amended or interpreted in ways that could harm our business.  In addition, changes in consumer expectations and demands regarding privacy and data protection could restrict our ability to collect, use, disclose and derive economic value from demographic and other information related to our listeners, consumers, business partners and advertisers.  Such restrictions could limit our ability to provide customized music content to our listeners, interact directly with our listeners and consumers and offer targeted advertising opportunities to our business partners and advertisers.  Although we have implemented policies and procedures designed to comply with these laws and regulations, any failure or perceived failure by us to comply with our policies or applicable regulatory requirements related to consumer protection, information security, data protection and privacy could result in a loss of confidence in us, damage to our brands, the loss of listeners, consumers, business partners and advertisers, as well as proceedings against us by governmental authorities or others, which could hinder our operations and adversely affect our business.

If our security measures are breached, we may face liability and public perception of our services could be diminished, which would negatively impact our ability to attract listeners, business partners and advertisers

Although we have implemented physical and electronic security measures to protect against the loss, misuse and alteration of our websites, digital assets and proprietary business information as well as listener, consumer, business partner and advertiser personally identifiable information, no security measures are perfect and impenetrable and we may be unable to anticipate or prevent unauthorized access.  A security breach could occur due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions.  If an actual or perceived breach of our security occurs, we could lose competitively sensitive business information or suffer disruptions to our business operations.  In addition, the public perception of the effectiveness of our security measures or services could be harmed, we could lose listeners, consumers, business partners and advertisers and we could suffer financial exposure in connection with remediation efforts, investigations and legal proceedings and changes in our security and system protection measures.

Government regulation of outdoor advertising may restrict our outdoor advertising operations

U.S. federal, state and local regulations have a significant impact on the outdoor advertising industry and our business. One of the seminal laws is the HBA, which regulates outdoor advertising on controlled roads in the United States. The HBA regulates the size and location of billboards, mandates a state compliance program, requires the development of state standards, promotes the expeditious removal of illegal signs and requires just compensation for takings. Construction, repair, maintenance, lighting, upgrading, height, size, spacing, the location and permitting of billboards and the use of new technologies for changing displays, such as digital displays, are regulated by federal, state and local governments. From time to time, states and municipalities have prohibited or significantly limited the construction of new outdoor advertising structures. Changes in laws and regulations affecting outdoor advertising, or changes in the interpretation of those laws and regulations, at any level of government, including the foreign jurisdictions in which we operate, could have a significant financial impact on us by requiring us to make significant expenditures or otherwise limiting or restricting some of our operations. Due to such regulations, it has become increasingly difficult to develop new outdoor advertising locations.

From time to time, certain state and local governments and third parties have attempted to force the removal of our displays under various state and local laws, including zoning ordinances, permit enforcement, condemnation and amortization. Similar risks also arise in certain of our international jurisdictions.  Amortization is the attempted forced removal of legal non-conforming billboards (billboards which conformed with applicable laws and regulations when built, but which do not conform to current laws and regulations) or the commercial advertising placed on such billboards after a period of years. Pursuant to this concept, the governmental body asserts that just compensation is earned by continued operation of the billboard over time. Although amortization is prohibited along all controlled roads and generally prohibited along non-controlled roads, amortization has been upheld along non-controlled roads in limited instances where provided by state and local law. Other regulations limit our ability to rebuild, replace, repair, maintain and upgrade non-conforming displays. In addition, from time to time third parties or local governments assert that we own or operate displays that either are not properly permitted or otherwise are not in strict compliance with applicable law. If we are increasingly unable to resolve such allegations or obtain acceptable arrangements in circumstances in which our displays are subject to removal, modification or amortization, or if there occurs an increase in such regulations or their enforcement, our operating results could suffer.

A number of state and local governments have implemented or initiated taxes, fees and registration requirements in an effort to decrease or restrict the number of outdoor signs and/or to raise revenue.  From time to time, legislation also has been introduced in international jurisdictions attempting to impose taxes on revenue from outdoor advertising or for the right to use outdoor advertising assets.  In addition, a number of jurisdictions have implemented legislation or interpreted existing legislation to restrict or prohibit the installation of digital billboards, and we expect these efforts to continue.  The increased imposition of these measures, and our inability to overcome any such measures, could reduce our operating income if those outcomes require removal or restrictions on the use of preexisting displays or limit growth of digital displays.  In addition, if we are unable to pass on the cost of these items to our clients, our operating income could be adversely affected.

International regulation of the outdoor advertising industry can vary by municipality, region and country, but generally limits the size, placement, nature and density of out-of-home displays.  Other regulations limit the subject matter and language of out-of-home displays. Our failure to comply with these or any future international regulations could have an adverse impact on the effectiveness of our displays or their attractiveness to clients as an advertising medium and may require us to make significant expenditures to ensure compliance. As a result, we may experience a significant impact on our operations, revenue, international client base and overall financial condition.

Additional restrictions on outdoor advertising of tobacco, alcohol and other products may further restrict the categories of clients that can advertise using our products

Out-of-court settlements between the major U.S. tobacco companies and all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and other U.S. territories include a ban on the outdoor advertising of tobacco products.  Other products and services may be targeted in the U.S. in the future, including alcohol products.  Most European Union countries, among other nations, also have banned outdoor advertisements for tobacco products and regulate alcohol advertising.  Regulations vary across the countries in which we conduct business.  Any significant reduction in alcohol-related advertising or advertising of other products due to content-related restrictions could cause a reduction in our direct revenues from such advertisements and an increase in the available space on the existing inventory of billboards in the outdoor advertising industry.

Environmental, health, safety and land use laws and regulations may limit or restrict some of our operations

As the owner or operator of various real properties and facilities, especially in our outdoor advertising operations, we must comply with various foreign, federal, state and local environmental, health, safety and land use laws and regulations. We and our properties are subject to such laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-

hazardous substances and employee health and safety as well as zoning restrictions. Historically, we have not incurred significant expenditures to comply with these laws. However, additional laws which may be passed in the future, or a finding of a violation of or liability under existing laws, could require us to make significant expenditures and otherwise limit or restrict some of our operations.

Doing business in foreign countries exposes us to certain risks not found when doing business in the United States

Doing business in foreign countries carries with it certain risks that are not found when doing business in the United States. These risks could result in losses against which we are not insured.  Examples of these risks include:

•         potential adverse changes in the diplomatic relations of foreign countries with the United States;

•         hostility from local populations;

•         the adverse effect of foreign exchange controls;

•         government policies against businesses owned by foreigners;

•         investment restrictions or requirements;

•         expropriations of property without adequate compensation;

•         the potential instability of foreign governments;

•         the risk of insurrections;

•         risks of renegotiation or modification of existing agreements with governmental authorities;

•         difficulties collecting receivables and otherwise enforcing contracts with governmental agencies and others in some foreign legal systems;

•         withholding and other taxes on remittances and other payments by subsidiaries;

•         changes in tax structure and level; and

•         changes in laws or regulations or the interpretation or application of laws or regulations.

In addition, because we own assets in foreign countries and derive revenues from our International operations, we may incur currency translation losses due to changes in the values of foreign currencies and in the value of the U.S. dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results.

Our International operations involve contracts with, and regulation by, foreign governments.  We operate in many parts of the world that experience corruption to some degree.  Although we have policies and procedures in place that are designed to promote legal and regulatory compliance (including with respect to the U.S. Foreign Corrupt Practices Act and the United Kingdom Bribery Act), our employees, subcontractors and agents could take actions that violate applicable anticorruption laws or regulations.  Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations.

The success of our street furniture and transit products businesses is dependent on our obtaining key municipal concessions, which we may not be able to obtain on favorable terms

Our street furniture and transit products businesses require us to obtain and renew contracts with municipalities and other governmental entities. Many of these contracts, which require us to participate in competitive bidding processes at each renewal, typically have terms ranging from three to 20 years and have revenue share and/or fixed payment components. Our inability to successfully negotiate, renew or complete these contracts due to governmental demands and delay and the highly competitive bidding processes for these contracts could affect our ability to offer these products to our clients, or to offer them to our clients at rates that are competitive to other forms of advertising, without adversely affecting our financial results.

Future acquisitions and other strategic transactions could pose risks

We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue additional acquisitions and may decide to dispose of certain businesses. These acquisitions or dispositions could be material. Our acquisition strategy involves numerous risks, including:

•         our acquisitions may prove unprofitable and fail to generate anticipated cash flows;

•         to successfully manage our large portfolio of media and entertainment, outdoor advertising and other businesses, we may need to:

•         recruit additional senior management as we cannot be assured that senior management of acquired businesses will continue to work for us and we cannot be certain that our recruiting efforts will succeed, and

•         expand corporate infrastructure to facilitate the integration of our operations with those of acquired businesses, because failure to do so may cause us to lose the benefits of any expansion that we decide to undertake by leading to disruptions in our ongoing businesses or by distracting our management;

•         we may enter into markets and geographic areas where we have limited or no experience;

•         we may encounter difficulties in the integration of operations and systems; and

•         our management’s attention may be diverted from other business concerns.

Additional acquisitions by us of media and entertainment businesses and outdoor advertising businesses may require antitrust review by U.S. federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. We can give no assurances that the DOJ, the FTC or foreign antitrust agencies will not seek to bar us from acquiring additional media and entertainment businesses or outdoor advertising businesses in any market where we already have a significant position. Further, radio acquisitions by us are subject to FCC approval.  Such acquisitions must comply with the Communications Act and FCC regulatory requirements and policies, including with respect to the number of broadcast facilities in which a person or entity may have an ownership or attributable interest in a given local market and the level of interest that may be held by a foreign individual or entity.  The FCC's media ownership rules remain subject to ongoing agency and court proceedings.  Future changes could restrict our ability to acquire new radio assets or businesses.

Significant equity investors control us and may have conflicts of interest with us in the future

Private equity funds sponsored by or co-investors with Bain Capital and THL indirectly own a majority of our outstanding equity interests and will exercise control over matters requiring approval of our member and board of managers. The managers appointed by Bain Capital and THL will have significant authority to make decisions affecting us, including change of control transactions and the incurrence of additional indebtedness.

In addition, affiliates of Bain Capital and THL are lenders under Clear Channel’s term loan credit facilities and holders of Clear Channel’s priority guarantee notes due 2019.  It is possible that their interests in some circumstances may conflict with our interests.

Additionally, Bain Capital and THL are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the entities advised by or affiliated with Bain Capital and/or THL may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as entities advised by or affiliated with Bain Capital and THL directly or indirectly own a significant amount of the voting power of our outstanding equity interests, even if such amount is less than 50%, Bain Capital and THL will continue to be able to strongly influence or effectively control our decisions.

Risks Related to Our Indebtedness

The substantial amount of indebtedness of our subsidiary, Clear Channel, and its subsidiaries, may adversely affect our cash flows and our ability to operate our business and make us more vulnerable to changes in the economy or our industry

We have a substantial amount of indebtedness. At December 31, 2013, we had $20.5 billion of total indebtedness outstanding, including: (1) $1.9 billion aggregate principal amount outstanding under Clear Channel’s term loan credit facilities, which mature at various dates in 2016, $5.0 billion aggregate principal amount outstanding under Clear Channel’s term loan credit facilities, which mature in January 2019; and $1.3 billion aggregate principal amount outstanding under Clear Channel’s term loan credit facilities, which mature in July 2019; (2) $247.0 million aggregate principal amount outstanding under Clear Channel’s receivables based facility, which will be available through 2017, at which time all outstanding principal amounts under the receivables based credit facility will be due and payable; (3) $1.7 billion aggregate principal amount outstanding of Clear Channel’s 9.0% priority guarantee notes due 2021, net of $38.0 million of unamortized discounts, which mature in March 2021; (4) $575.0 million aggregate principal amount of Clear Channel’s outstanding 11.25% priority guarantee notes due 2021, which mature in March 2021; (5) $2.0 billion aggregate principal amount outstanding of Clear Channel’s 9.0% priority guarantee notes due 2019, which mature in December 2019; (6) $21.1 million aggregate principal amount of other secured debt; (7) $94.3 million and $127.9 million outstanding of Clear Channel’s senior cash pay notes and senior toggle notes, respectively, which mature in August 2016; (8) $1.4 billion aggregate principal amount outstanding of Clear Channel’s senior notes due 2021 (net of $421.9 million held by a subsidiary of Clear Channel), which mature in February 2021; (9) $1.2 billion aggregate principal amount outstanding of Clear Channel’s legacy notes, net of unamortized purchase accounting discounts of $277.8 million (net of $269.4 million held by a subsidiary of Clear Channel), which mature at various dates from 2014 through 2027; (10) $2.7 billion aggregate principal amount outstanding of subsidiary senior notes, net of unamortized discount of $6.8 million, which mature in November 2022; (11) $2.2 billion aggregate principal amount outstanding of subsidiary senior subordinated notes, which mature in March 2020; and (12) other obligations of less than $1.0 million. This large amount of indebtedness could have negative consequences for us, including, without limitation:

•         requiring us to dedicate a substantial portion of our cash flow to the payment of principal and interest on indebtedness, thereby reducing cash available for other purposes, including to fund operations and capital expenditures, invest in new technology and pursue other business opportunities;

•         limiting our liquidity and operational flexibility and limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•         limiting our ability to adjust to changing economic, business and competitive conditions;

•         requiring us to defer planned capital expenditures, reduce discretionary spending, sell assets, restructure existing indebtedness or defer acquisitions or other strategic opportunities;

•         limiting our ability to refinance any of the indebtedness or increasing the cost of any such financing;

•         making us more vulnerable to an increase in interest rates, a downturn in our operating performance, a decline in general economic or industry conditions or a disruption in the credit markets; and

•         making us more susceptible to negative changes in credit ratings, which could impact our ability to obtain financing in the future and increase the cost of such financing.

If compliance with the debt obligations materially hinders our ability to operate our business and adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may suffer. The terms of Clear Channel’s credit facilities and the other indebtedness allow us, under certain conditions, to incur further indebtedness, including secured indebtedness, which heightens the foregoing risks.

Clear Channel and its subsidiaries may not be able to generate sufficient cash to service all of their indebtedness, may not be able to refinance all of their indebtedness before it becomes due and may be forced to take other actions to satisfy their obligations under their indebtedness, which may not be successful

Clear Channel’s and its subsidiaries’ ability to make scheduled payments on their respective debt obligations depends on their financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond its or our control.  In addition, because Clear Channel derives a substantial portion of its operating income from its subsidiaries, Clear Channel’s ability to repay its debt depends upon the performance of its subsidiaries, their ability to dividend or distribute funds to Clear Channel and Clear Channel’s receipt of funds under its cash management arrangement with its subsidiary, CCOH.

Clear Channel and its subsidiaries may not generate cash flow from operations in an amount sufficient to fund our liquidity needs.  We anticipate cash interest requirements of approximately $1.6 billion during 2014.  At December 31, 2013, we had debt maturities totaling $484.4 million (net of $288.5 million due to a subsidiary of Clear Channel), $256.4 million, and $2,384.7 million in 2014, 2015, and 2016, respectively.  We are currently exploring, and expect to continue to explore, a variety of transactions to provide us with additional liquidity.  We cannot assure you that we will enter into or consummate any such liquidity-generating transactions, or that such transactions will provide sufficient cash to satisfy our liquidity needs, and we cannot currently predict the impact that any such transaction, if consummated, would have on us.

If Clear Channel’s and its subsidiaries’ cash flows from operations, refinancing sources and other liquidity-generating transactions are insufficient to fund their respective debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, or seek additional capital.  We may not be able to take any of these actions, and these actions may not be successful or permit Clear Channel or its subsidiaries to meet the scheduled debt service obligations.  Furthermore, these actions may not be permitted under the terms of existing or future debt agreements.

The ability to refinance the debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of the debt could be at higher interest rates and increase debt service obligations and may require us, Clear Channel and its subsidiaries to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. These alternative measures may not be successful and may not permit us, Clear Channel or its subsidiaries to meet scheduled debt service obligations. If we, Clear Channel or its subsidiaries cannot make scheduled payments on indebtedness, Clear Channel or its subsidiaries, as applicable, will be in default under one or more of the debt agreements and, as a result we could be forced into bankruptcy or liquidation.

Our substantial debt service obligations have increased as a result of Clear Channel’s financing transactions and may continue to do so, which could adversely affect our liquidity and prevent us from fulfilling our obligations

In 2013, our debt service obligations substantially increased. Assuming constant outstanding balances and interest rates, Clear Channel’s 2013 financing transactions increased our annual interest expense over a 12-month period by $267 million. Future financing transactions are likely to further increase our interest expense.

The increase in our debt service obligations could adversely affect our liquidity and could have important consequences, including the following:

•         it may make it more difficult for us to satisfy our obligations under our indebtedness and our contractual and commercial commitments; and

•         it may otherwise further limit us in the ways summarized above under “The substantial amount of indebtedness of our subsidiary, Clear Channel, and its subsidiaries, may adversely affect our cash flows and our ability to operate our business and make us more vulnerable to changes in the economy or our industry,” including by reducing our cash available for operations, debt service obligations, future business opportunities, acquisitions and capital expenditures.

Our ability to make payments with respect to Clear Channel’s debt obligations will depend on our future operating performance and Clear Channel’s ability to continue to refinance its indebtedness, which will be affected by prevailing economic and credit market conditions and financial, business and other factors, many of which are beyond our control.

The documents governing our indebtedness contain restrictions that limit our flexibility in operating our business

Clear Channel’s material financing agreements, including its credit agreements and indentures, contain various covenants restricting, among other things, our ability to:

•         make acquisitions or investments;

•         make loans or otherwise extend credit to others;

•         incur indebtedness or issue shares or guarantees;

•         create liens;

•         enter into transactions with affiliates;

•         sell, lease, transfer or dispose of assets;

•         merge or consolidate with other companies; and

•         make a substantial change to the general nature of our business.

In addition, under Clear Channel’s senior secured credit facilities, Clear Channel is required to comply with certain affirmative covenants and certain specified financial covenants and ratios. For instance, Clear Channel’s senior secured credit facilities require it to comply on a quarterly basis with a financial covenant limiting the ratio of its consolidated secured debt, net of cash and cash equivalents, to its consolidated EBITDA (as defined under the terms of the senior secured credit facilities) for the preceding four quarters.  The ratio under this financial covenant for the four quarters ended December 31, 2013 is set at 9.00 to 1 and reduces to 8.75 to 1 for the four quarters ended December 31, 2014.

The restrictions contained in Clear Channel’s credit agreements and indentures could affect our ability to operate our business and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise.  For example, such restrictions could adversely affect our ability to finance our operations, make strategic acquisitions, investments or alliances, restructure our organization or finance our capital needs.  Additionally, the ability to comply with these covenants and restrictions may be affected by events beyond Clear Channel’s or our control.  These include prevailing economic, financial and industry conditions.  If any of these covenants or restrictions is breached, Clear Channel could be in default under the agreements governing its indebtedness and, as a result, we would be forced into bankruptcy or liquidation.

Downgrades in our credit ratings may adversely affect our borrowing costs, limit our financing options, reduce our flexibility under future financings and adversely affect our liquidity, and also may adversely impact our business operations

The corporate credit ratings for Clear Channel and its indirect subsidiary, Clear Channel Worldwide Holdings, Inc., are speculative-grade. Any reductions in our credit ratings could increase our borrowing costs, reduce the availability of financing to us or increase the cost of doing business or otherwise negatively impact our business operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Corporate

Our corporate headquarters are located in San Antonio, Texas, where we own an approximately 55,000 square foot executive office building and an approximately 123,000 square foot data and administrative service center.  In addition, certain of our executive and other operations are located in New York, New York, Phoenix, Arizona, and London, England.

CCME

The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites.  We either own or lease our transmitter and antenna sites.  These leases generally have expiration dates that range from five to 15 years.  A radio station’s studios are generally housed with its offices in downtown  or business districts.  A radio station’s transmitter sites and antenna sites are generally located in a manner that provides maximum market coverage.

Americas Outdoor and International Outdoor Advertising

The types of properties  required to support each of our outdoor advertising branches include offices, production facilities and structure sites.  An outdoor branch and production facility is generally located in an industrial or warehouse district.

With respect to each of the Americas outdoor and International outdoor segments, we primarily lease our outdoor display sites and own or have acquired permanent easements  for relatively few parcels of real property that serve as the sites for our outdoor displays.  Our leases generally range from month-to-month to year-to-year and can be for terms of 10 years or longer, and many provide for renewal options.

There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord.  We believe that an important part of our management activity is to negotiate suitable lease renewals and extensions.

Consolidated

The studios and offices of our radio stations and outdoor advertising branches are located in leased or owned  facilities.  These leases generally have expiration dates that range from one to 40 years.  We do not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required.  We own substantially all of the equipment used in our CCME and outdoor advertising businesses.  For additional information regarding our CCME and outdoor properties, see “Item 1. Business.”

ITEM 3.  LEGAL PROCEEDINGS

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

Stockholder Litigation

Two derivative lawsuits were filed in March 2012 in Delaware Chancery Court by stockholders of CCOH, an indirect non-wholly owned subsidiary of ours. The consolidated lawsuits were captioned In re Clear Channel Outdoor Holdings, Inc. Derivative Litigation, Consolidated Case No. 7315-CS. The complaints named as defendants certain of Clear Channel’s and CCOH’s current and former directors and Clear Channel, as well as Bain Capital and THL. CCOH also was named as a nominal defendant. The complaints alleged, among other things, that in December 2009 Clear Channel breached fiduciary duties to CCOH and its stockholders by allegedly requiring CCOH to agree to amend the terms of a revolving promissory note payable by Clear Channel to CCOH (the “Note”) to extend the maturity date of the Note and to amend the interest rate payable on the Note. According to the complaints, the terms of the amended Note were unfair to CCOH because, among other things, the interest rate was below market. The complaints further alleged that Clear Channel was unjustly enriched as a result of that transaction. The complaints also alleged that the director defendants breached fiduciary duties to CCOH in connection with that transaction and that the transaction constituted corporate waste. On March 28, 2013, to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegations made in the complaint, legal counsel for the defendants entered into a binding memorandum of understanding (the “MOU”) with legal counsel for a special litigation committee consisting of certain independent directors of CCOH and the plaintiffs to settle the litigation. On July 8, 2013, the parties executed a Stipulation of Settlement, on terms consistent with the MOU, and presented the Stipulation of Settlement to the Delaware Chancery Court for approval. We, Clear Channel and CCOH filed the Stipulation of Settlement with the SEC as an exhibit to our respective Current Reports on Form 8-K filed on July 9, 2013. On September 9, 2013, the Delaware Chancery Court approved the settlement and, on October 9, 2013, the right to appeal expired. On October 19, 2013, in accordance with the terms of the settlement, CCOH’s board of directors (i) notified Clear Channel of its intent to make a demand for repayment of $200 million outstanding under the Note on November 8, 2013, (ii) declared a dividend of $200 million, which was conditioned upon Clear Channel satisfying such demand, and (iii) established a committee of the board of directors for the specific purpose of monitoring the Note. On October 23, 2013, Clear Channel and CCOH amended the Note in accordance with the terms of the settlement. We, Clear Channel and CCOH announced CCOH’s intent to make a demand for repayment of $200 million outstanding under the Note and CCOH’s declaration of the dividend in our respective Current Reports on Form 8-K filed on October 21, 2013, filed a copy of the amendment to the Note as an exhibit to our respective Current Reports on Form 8-K filed on October 23, 2013 and announced the demand and dividend payment in our respective Current Reports on Form 8-K filed on November 8, 2013.

Los Angeles Litigation

In 2008, Summit Media, LLC, one of our competitors, sued the City of Los Angeles (the “City”), Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties. Pursuant to the settlement agreement, Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays pursuant to modernization permits issued through an administrative process of the City. The Los Angeles Superior Court ruled in January 2010 that the settlement agreement constituted an ultra vires act of the City and nullified its existence, but did not invalidate the modernization permits issued to Clear Channel Outdoor, Inc. and CBS. All parties appealed the ruling by the Los Angeles Superior Court to Court of Appeal for the State of California, Second Appellate District, Division 8. On December 10, 2012, the Court of Appeal issued an order upholding the Superior Court’s finding that the settlement agreement was ultra vires and remanding the case to the Superior Court for the purpose of invalidating the modernization permits issued to Clear Channel Outdoor, Inc. and CBS for the digital displays that were the subject of the settlement agreement. On January 22, 2013, Clear Channel Outdoor, Inc. filed a petition with the California Supreme Court requesting its review of the matter, and the Supreme Court denied that petition on February 27, 2013. On April 12, 2013, the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. (77 of which displays were operating at the time of the ruling) and 13 issued to CBS and ordered that the companies turn off the electrical power to affected digital displays by the close of business on April 15, 2013. Clear Channel Outdoor, Inc. has complied with the order. On April 16, 2013, the Court conducted further proceedings during which it held that it was not invalidating two additional digital modernization permits that Clear Channel Outdoor, Inc. had secured through a special zoning plan and confirmed that its April 12 order invalidated only digital modernization permits – no other types of permits the companies may have secured for the signs at issue. Summit Media, LLC filed a further motion requesting that the Court order the demolition of the 82 sign structures on which the now-invalidated digital signs operated, as well as the invalidation of several other permits for traditional signs allegedly issued under the settlement agreement. At a hearing held on November 22, 2013, the Court denied Summit Media, LLC’s demolition motion by allowing the 82 sign structures and their LED faces to remain intact, thus allowing Clear Channel Outdoor, Inc. to seek permits under the existing City sign code to either wrap the LED faces with vinyl or convert the LED faces to traditional static signs. The Court further confirmed the invalidation of all permits issued under the settlement agreement. In anticipation of this order, Clear Channel Outdoor, Inc. had removed six static billboard facings solely permitted under the settlement agreement. At a hearing held on January 21, 2014, the Court denied Summit Media, LLC’s motion for attorney’s fees on the basis that Summit Media, LLC had a substantial financial interest in the outcome of the litigation and, therefore, was not entitled to fees under California’s private attorney general statute.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As a limited liability company, we do not issue common stock.  There is no established public trading market for our limited liability company interests.  Our sole member is Clear Channel Capital II, LLC, which owns 100% of our limited liability company interests.  CCMH owns 100% of the limited liability company interests of Clear Channel Capital II, LLC. All equity interests in CCMH are owned, directly or indirectly, by the Sponsors and their co-investors, public investors and certain employees of CCMH and its subsidiaries, including certain executive officers and directors.

Dividend Policy

We have not declared any dividend on our limited liability company interests since our formation.  We are a holding company with no independent operations and no significant assets other than the stock of our subsidiaries.  We, therefore, are dependent on the receipt of dividends or other distributions from our subsidiaries to pay dividends.  In addition, Clear Channel’s debt financing arrangements include restrictions on its ability to pay dividends, which in turn affects our ability to pay dividends.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Capital” and Note 5 to the Consolidated Financial Statements.

Sales of Unregistered Securities

We did not sell any equity securities during 2013 that were not registered under the Securities Act of 1933.

Purchases of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of 2013.

ITEM 6.  Selected Financial Data

The following tables set forth our summary historical consolidated financial and other data as of the dates and for the periods indicated. The summary historical financial data are derived from our audited consolidated financial statements. Certain prior period amounts have been reclassified to conform to the 2013 presentation.  Historical results are not necessarily indicative of the results to be expected for future periods.  Acquisitions and dispositions impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.

The summary historical consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto located within Item 8 of Part II of this Annual Report on Form 10-K.

(In thousands)	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Results of Operations Data:
Revenue	$6,243,044	$6,246,884	$6,161,352	$5,865,685	$5,551,909
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,543,419	2,494,241	2,504,467	2,368,943	2,515,001
Selling, general and administrative expenses (excludes depreciation and amortization)	1,649,861	1,666,418	1,604,524	1,566,580	1,516,190
Corporate expenses (excludes depreciation and amortization)	324,182	297,366	239,399	300,378	272,629
Depreciation and amortization	730,828	729,285	763,306	732,869	765,474
Impairment charges (1)	16,970	37,651	7,614	15,364	4,118,924
Other operating income (expense), net	22,998	48,127	12,682	(16,710)	(50,837)
Operating income (loss)	1,000,782	1,070,050	1,054,724	864,841	(3,687,146)
Interest expense	1,649,451	1,549,023	1,466,246	1,533,341	1,500,866
Gain (loss) on marketable securities	130,879	(4,580)	(4,827)	(6,490)	(13,371)
Equity in earnings (loss) of nonconsolidated affiliates	(77,696)	18,557	26,958	5,702	(20,689)
Gain (loss) on extinguishment of debt	(87,868)	(254,723)	(1,447)	60,289	713,034
Other income (expense), net	(21,980)	250	(3,169)	(13,834)	(33,318)
Loss before income taxes	(705,334)	(719,469)	(394,007)	(622,833)	(4,542,356)
Income tax benefit	121,817	308,279	125,978	159,980	493,320
Consolidated net loss	(583,517)	(411,190)	(268,029)	(462,853)	(4,049,036)
Less amount attributable to noncontrolling interest	23,366	13,289	34,065	16,236	(14,950)
Net loss attributable to the Company	$(606,883)	$(424,479)	$(302,094)	$(479,089)	$(4,034,086)

(In thousands)	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Current assets	$2,513,294	$2,987,753	$2,985,285	$3,603,173	$3,685,845
Property, plant and equipment, net	2,897,630	3,036,854	3,063,327	3,145,554	3,332,393
Total assets	15,097,302	16,292,713	16,452,039	17,460,382	18,047,101
Current liabilities	1,759,592	1,782,142	1,428,962	2,098,579	1,544,136
Long-term debt, net of current maturities	20,030,479	20,365,369	19,938,531	19,739,617	20,303,126
Member’s deficit	(8,696,635)	(7,995,191)	(7,471,941)	(7,204,686)	(6,844,738)

(1)        We recorded non-cash impairment charges of $17.0 million, $37.7 million, $7.6 million and $15.4 million during 2013, 2012, 2011, and 2010, respectively.  We also recorded non-cash impairment charges of $4.1 billion in 2009 as a result of the global economic downturn which adversely affected advertising revenues across our businesses.  Our impairment charges are discussed more fully in Item 8 of Part II of this Annual Report on Form 10-K.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Format of Presentation

Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes.  Our discussion is presented on both a consolidated and segment basis.  Our reportable operating segments are Media and Entertainment (“CCME”), Americas outdoor advertising (“Americas outdoor” or “Americas outdoor advertising”), and International outdoor advertising (“International outdoor” or “International outdoor advertising”).  Our CCME segment provides media and entertainment services via broadcast and digital delivery and also includes our national syndication business.  Our Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Included in the “Other” segment are our media representation business, Katz Media Group, as well as other general support services and initiatives, which are ancillary to our other businesses.

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Impairment charges, Other operating income, net, Interest expense, Gain (loss) on marketable securities, Equity in earnings (loss) of nonconsolidated affiliates, Loss on extinguishment of debt, Other income (expense), net and Income tax benefit are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

Certain prior period amounts have been reclassified to conform to the 2013 presentation.

During the first quarter of 2012, and in connection with the appointment of the new chief executive officer of our indirect subsidiary, Clear Channel Outdoor Holdings, Inc. (“CCOH”), we reevaluated our segment reporting and determined that our Latin American operations were more appropriately aligned within the operations of our International outdoor advertising segment.  As a result, the operations of Latin America are no longer reflected within our Americas outdoor advertising segment and are currently included in the results of our International outdoor advertising segment.  Accordingly, we have recast the corresponding segment disclosures for prior periods.

CCME

Our revenue is derived primarily from selling advertising time, or spots, on our radio stations, with advertising contracts typically less than one year in duration.  The programming formats of our radio stations are designed to reach audiences with targeted demographic characteristics that appeal to our advertisers.  We also provide streaming content via the Internet, mobile and other digital platforms which reach national, regional and local audiences and derive revenues primarily from selling advertising time with advertising contracts similar to those used by our radio stations.

CCME management monitors average advertising rates, which are principally based on the length of the spot and how many people in a targeted audience listen to our stations, as measured by an independent ratings service.  Also, our advertising rates are influenced by the time of day the advertisement airs, with morning and evening drive-time hours typically priced the highest.  Management monitors yield per available minute in addition to average rates because yield allows management to track revenue performance across our inventory.  Yield is measured by management in a variety of ways, including revenue earned divided by minutes of advertising sold.

Management monitors macro-level indicators to assess our CCME operations’ performance.  Due to the geographic diversity and autonomy of our markets, we have a multitude of market-specific advertising rates and audience demographics.  Therefore, management reviews average unit rates across each of our stations.

Management looks at our CCME operations’ overall revenue as well as the revenue from each type of advertising, including local advertising, which is sold predominately in a station’s local market, and national advertising, which is sold across multiple markets.  Local advertising is sold by each radio station’s sales staff while national advertising is sold by our national sales team and through our national representation firm.  Local advertising, which is our largest source of advertising revenue, and national advertising revenues are tracked separately because these revenue streams have different sales forces and respond differently to changes in the economic environment.  We periodically review and refine our selling structures in all markets in an effort to maximize the value of our offering to advertisers and, therefore, our revenue.

Management also looks at CCME revenue by market size.  Typically, larger markets can reach larger audiences with wider demographics than smaller markets.  Additionally, management reviews our share of CCME advertising revenues in markets where such information is available, as well as our share of target demographics listening in an average quarter hour.  This metric gauges how well our formats are attracting and retaining listeners.

A portion of our CCME segment’s expenses vary in connection with changes in revenue.  These variable expenses primarily relate to costs in our sales department, such as commissions, and bad debt.  Our programming and general and administrative departments incur most of our fixed costs, such as utilities and office salaries.  We incur discretionary costs in our marketing and promotions, which we primarily use in an effort to maintain and/or increase our audience share. Lastly, we have incentive systems in each of our departments which provide for bonus payments based on specific performance metrics, including ratings, sales levels, pricing and overall profitability.

Outdoor Advertising

Our outdoor advertising revenue is derived from selling advertising space on the displays we own or operate in key markets worldwide, consisting primarily of billboards, street furniture and transit displays.  Part of our long-term strategy for our outdoor advertising businesses is to pursue the technology of digital displays, including flat screens, LCDs and LEDs, as additions to traditional methods of displaying our clients’ advertisements. We are currently installing these technologies in certain markets, both domestically and internationally.

Management typically monitors our outdoor advertising business by reviewing the average rates, average revenue per display, occupancy, and inventory levels of each of our display types by market.

We own the majority of our advertising displays, which typically are located on sites that we either lease or own or for which we have acquired permanent easements.  Our advertising contracts with clients typically outline the number of displays reserved, the duration of the advertising campaign and the unit price per display.

The significant expenses associated with our operations include direct production, maintenance and installation expenses as well as site lease expenses for land under our displays including revenue-sharing or minimum guaranteed amounts payable under our billboard, street furniture and transit display contracts.  Our direct production, maintenance and installation expenses include costs for printing, transporting and changing the advertising copy on our displays, the related labor costs, the vinyl and paper costs, electricity costs and the costs for cleaning and maintaining our displays.  Vinyl and paper costs vary according to the complexity of the advertising copy and the quantity of displays.  Our site lease expenses include lease payments for use of the land under our displays, as well as any revenue-sharing arrangements or minimum guaranteed amounts payable that we may have with the landlords.  The terms of our site leases and revenue-sharing or minimum guaranteed contracts generally range from one to 20 years.

Americas Outdoor Advertising

Our advertising rates are based on a number of different factors including location, competition, type and size of display, illumination, market and gross ratings points.  Gross ratings points are the total number of impressions delivered by a display or group of displays, expressed as a percentage of a market population.  The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time.  For all of our billboards in the United States, we use independent, third-party auditing companies to verify the number of impressions delivered by a display.

Client contract terms typically range from four weeks to one year for the majority of our display inventory in the United States.  Generally, we own the street furniture structures and are responsible for their construction and maintenance.  Contracts for the right to place our street furniture and transit displays and sell advertising space on them are awarded by municipal and transit authorities in competitive bidding processes governed by local law or are negotiated with private transit operators.  Generally, these contracts have terms ranging from 10 to 20 years.

International Outdoor Advertising

Similar to our Americas outdoor business, advertising rates generally are based on the gross ratings points of a display or group of displays. The number of impressions delivered by a display, in some countries, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic.  In addition, because our International outdoor advertising operations are conducted in foreign markets, including Europe, Asia, Australia and Latin America, management reviews the operating results from our foreign operations on a constant dollar basis.  A constant dollar basis allows for comparison of operations independent of foreign exchange movements.

Our International display inventory is typically sold to clients through network packages, with client contract terms typically ranging from one to two weeks with terms of up to one year available as well.  Internationally, contracts with municipal and transit authorities for the right to place our street furniture and transit displays typically provide for terms ranging from three to 15 years. The major difference between our International and Americas street furniture businesses is in the nature of the municipal contracts.  In our International outdoor business, these contracts typically require us to provide the municipality with a broader range of metropolitan amenities in exchange for which we are authorized to sell advertising space on certain sections of the structures we erect in the public domain.  A different regulatory environment for billboards and competitive bidding for street furniture and transit display contracts, which constitute a larger portion of our business internationally, may result in higher site lease costs in our International business.  As a result, our margins are typically lower in our International business than in our Americas outdoor business.

Macroeconomic Indicators

Our advertising revenue for all of our segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally. According to the U.S. Department of Commerce, estimated U.S. GDP growth for 2013 was 1.9%. Internationally, our results are impacted by fluctuations in foreign currency exchange rates as well as the economic conditions in the foreign markets in which we have operations.

Executive Summary

The key developments in our business for the year ended December 31, 2013 are summarized below:

•         Consolidated revenue for 2013 decreased $3.8 million including an increase of $3.5 million from movements in foreign exchange compared to 2012. Excluding foreign exchange impacts and $20.4 million impact of our divestiture of our international neon business during 2012, consolidated revenue increased $13.1 million over the prior year.

•         CCME revenue for 2013 increased $46.8 million compared to 2012 driven by increased digital and national sales partially offset by lower political revenues.  Our iHeartRadio platform continues to drive higher digital revenues with listening hours increasing by 29%.

•         Americas outdoor revenue for 2013 increased $11.2 million compared to 2012 primarily due to increases in occupancy, capacity and rates in our traditional and digital product lines.

•         International outdoor revenue for 2013 decreased $11.9 million including the impact of favorable foreign exchange movements of $5.2 million compared to 2012.  Excluding foreign exchange impacts and the $20.4 million impact of our divestiture of our international neon business during 2012, revenue increased $3.3 million compared to 2012. Continued weakened macro-economic conditions in Europe were partially offset by growth in other markets.

•         Revenues in our Other category for 2013 declined $54.0 million primarily due to decreased political advertising through our media representation business.

•         We spent $57.9 million on strategic revenue and cost-saving initiatives during 2013 to realign and improve our on-going business operations—a decrease of $18.3 million compared to 2012.

•         Our subsidiary Clear Channel Communications, Inc. (“Clear Channel”) issued $575.0 million aggregate principal amount of 11.25% priority guarantee notes due 2021 (the “11.25% Priority Guarantee Notes”).  Using the proceeds from the 11.25% Priority Guarantee Notes issuance along with borrowings under its receivables based credit facility of $269.5 million and cash on hand, Clear Channel prepaid all $846.9 million outstanding under its Term Loan A under its senior secured credit facility.

•         Clear Channel repaid its 5.75% senior notes at maturity for $312.1 million (net of $187.9 million principal amount repaid to a subsidiary of Clear Channel with respect to notes repurchased and held by such entity), plus accrued interest, using cash on hand.

•         Clear Channel amended its senior secured credit facility by extending $5.0 billion aggregate principal amount of Term Loan B loans and Term Loan C loans under Clear Channel’s senior secured credit facility through the creation of a new Term Loan D due January 30, 2019.  Clear Channel further amended its senior secured credit facility by extending $1.3 billion aggregate principal amount of Term Loan B loans and Term Loan C loans under Clear Channel’s senior secured credit facility through the creation of a new Term Loan E due July 30, 2019.

•         Clear Channel completed an exchange offer with certain holders of its 10.75% Senior Cash Pay Notes due 2016 (the “Outstanding Cash Pay Notes”) and 11.00%/11.75% Senior Toggle Notes due 2016 (the “Outstanding Toggle Notes” and collectively with the Outstanding Cash Pay Notes, the “Outstanding Notes”) pursuant to which $348.1 million aggregate principal amount of Outstanding Cash Pay Notes was exchanged for $348.0 million aggregate principal amount of 14.00% Senior Notes due 2021 (the “Senior Notes due 2021”), and $917.2 million aggregate principal amount of Outstanding Toggle Notes (including $452.7 million aggregate principal amount held by a subsidiary of Clear Channel) was exchanged for $853.0 million aggregate principal amount of Senior Notes due 2021 (including $421.0 million aggregate principal amount issued to the subsidiary of Clear Channel) and $64.2 million of cash (including $31.7 million of cash paid to the subsidiary of Clear Channel), plus, in each case, cash in an amount equal to accrued and unpaid interest from the last interest payment date applicable on the Outstanding Notes to, but not including, the closing date of the exchange offer.

•         Clear Channel completed a supplemental exchange offer with certain holders of its Outstanding Notes pursuant to which $353.8 million aggregate principal amount of Outstanding Cash Pay Notes was exchanged for $389.2 million aggregate principal amount of Senior Notes due 2021 and $14.2 million in cash and $212.1 million aggregate principal amount of Outstanding Toggle Notes was exchanged for $233.3 million aggregate principal amount of Senior Notes due 2021 and $8.5 million of cash, plus, in each case, cash in an amount equal to accrued and unpaid interest from the last interest payment date applicable on the Outstanding Notes to, but not including, the closing date of the exchange offer less cash in an amount equal to accrued and unpaid interest from the last interest payment date applicable on the Senior Notes due 2021.

•         We sold our shares of Sirius XM Radio, Inc. for $135.5 million, recognizing a gain on the sale of securities of $130.9 million.

Consolidated Results of Operations

The comparison of our historical results of operations for the year ended December 31, 2013 to the year ended December 31, 2012 is as follows:

(In thousands)	Years Ended December 31,		%
	2013	2012	Change
Revenue	$6,243,044	$6,246,884	(0%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,543,419	2,494,241	2%
Selling, general and administrative expenses (excludes depreciation and amortization)	1,649,861	1,666,418	(1%)
Corporate expenses (excludes depreciation and amortization)	324,182	297,366	9%
Depreciation and amortization	730,828	729,285	0%
Impairment charges	16,970	37,651	(55%)
Other operating income, net	22,998	48,127	(52%)
Operating income	1,000,782	1,070,050	(6%)
Interest expense	1,649,451	1,549,023	6%
Gain (loss) on marketable securities	130,879	(4,580)
Equity in earnings (loss) of nonconsolidated affiliates	(77,696)	18,557
Loss on extinguishment of debt	(87,868)	(254,723)
Other income (expense), net	(21,980)	250
Loss before income taxes	(705,334)	(719,469)
Income tax benefit	121,817	308,279
Consolidated net loss	(583,517)	(411,190)
Less amount attributable to noncontrolling interest	23,366	13,289
Net loss attributable to the Company	$(606,883)	$(424,479)

Consolidated Revenue

Our consolidated revenue decreased $3.8 million including the increase of $3.5 million from the impact of movements in foreign exchange compared to 2012.  Excluding the impact of foreign exchange movements and $20.4 million impact of our divestiture of our international neon business during 2012, revenue increased $13.1 million.  CCME revenue increased $46.8 million, driven by growth from national advertising including telecommunications, retail, and entertainment, and higher advertising revenues from our digital services primarily as a result of increased demand as listening hours have increased.  Americas outdoor revenue increased $11.2 million, driven primarily by bulletin revenue growth as a result of increases in occupancy, capacity and rates in our traditional and digital product lines.  International outdoor revenue decreased $11.9 million including the impact of favorable movements in foreign exchange of $5.2 million compared to 2012.  Excluding the impact of foreign exchange movements and the $20.4 million impact of our divestiture of our international neon business during 2012, International outdoor revenue increased $3.3 million.  Declines in certain countries as a result of weakened macroeconomic conditions were partially offset by growth in street furniture and billboard revenue in other countries.  Revenue in our Other category declined $54.0 million as a result of decreased political advertising through our media representation business.

Consolidated Direct Operating Expenses

Direct operating expenses increased $49.2 million including an increase of $3.6 million due to the effects of movements in foreign exchange compared to 2012 and the impact of our divestiture of our international neon business of $13.0 million during 2012.  CCME direct operating expenses increased $53.4 million, primarily due to higher promotional and sponsorship costs for special events such as the iHeartRadio Music Festival and Jingle Balls and an increase in digital expenses related to our iHeartRadio digital platform including higher digital streaming fees due to increased listening hours, as well as music licensing fees, partially offset by a decline in traffic expenses.  Americas outdoor direct operating expenses decreased $15.7 million, primarily due to decreased site lease expense associated with declining revenues of some of our lower-margin product lines.  Direct operating expenses in our International outdoor segment increased $6.9 million, including a $4.8 million increase due to the effects of movements in foreign exchange.  The increase in expense excluding the impact of movements in foreign exchange and $13.0 million impact of our divestiture of our international neon business during 2012 was primarily driven by higher site lease and other expenses as a result of increased revenues in certain countries due to revenue growth and new contracts. These increases were partially offset by lower variable costs in other countries where revenues have declined.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses decreased $16.6 million including an increase of $1.7 million due to the effects of movements in foreign exchange compared to 2012.  CCME SG&A expenses increased $27.0 million primarily due to compensation expenses and amounts related to our variable compensation plans including commissions, which were higher for the 2013 period in connection with increasing national and digital revenues.  SG&A expenses in our Americas outdoor segment increased $9.5 million including a $7.8 million decrease in expenses related to a favorable court ruling in 2012, with other 2013 increases being driven by higher compensation expenses including commissions and amounts related to our variable compensation plans and legal costs.  Our International outdoor SG&A expenses decreased $40.6 million including a $1.9 million increase due to the effects of movements in foreign exchange compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $4.2 million impact of our divestiture of our international neon business during 2012, SG&A expenses decreased $38.3 million primarily due to certain expenses during the 2012 period related to legal and other costs in Brazil that did not recur during 2013, as well as lower expenses as a result of cost saving initiatives.

Corporate Expenses

Corporate expenses increased $26.8 million during 2013 compared to 2012.  This increase was primarily driven by increases in compensation expenses including amounts related to our variable compensation plans and strategic initiatives as well as $7.8 million in executive transition costs and legal costs related to the stockholder litigation discussed further in Item 3 of Part I of this Annual Report on Form 10-K.

Revenue and Efficiency Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $57.9 million incurred in connection with our strategic revenue and efficiency initiatives. The costs were incurred to improve revenue growth, enhance yield, reduce costs, and organize each business to maximize performance and profitability.  These costs consist primarily of consulting expenses, consolidation of locations and positions, severance related to workforce initiatives and other costs incurred in connection with streamlining our businesses. These costs are expected to provide benefits in future periods as the initiative results are realized.  Of these costs, $15.1 million are reported within direct operating expenses, $22.3 million are reported within SG&A and $20.5 million are reported within corporate expense.  In 2012, such costs totaled $13.8 million, $47.2 million, and $15.2 million, respectively.

Depreciation and Amortization

Depreciation and amortization increased $1.5 million during 2013 compared to 2012, primarily due to fixed asset additions primarily consisting of digital assets and software, which are depreciated over shorter useful lives partially offset by various assets becoming fully depreciated in 2013.

Impairment Charges

We performed our annual impairment tests as of October 1, 2013 and 2012 on our goodwill, FCC licenses, billboard permits, and other intangible assets and recorded impairment charges of $17.0 million and $37.7 million, respectively.  During 2013, we recognized a $10.7 million goodwill impairment charge in our International outdoor segment related to a decline in the estimated fair value of one market.  Please see Note 2 to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a further description of the impairment charges.

Other Operating Income, Net

Other operating income of $23.0 million in 2013 primarily related to the gain on the sale of certain outdoor assets in our Americas outdoor segment.

Other operating income of $48.1 million in 2012 primarily related to the gain on the sale of our international neon business in the third quarter of 2012.

Interest Expense

Interest expense increased $100.4 million during 2013 compared to 2012 primarily as a result of interest expense associated with the impact of refinancing transactions resulting in higher interest rates. Please refer to “Sources of Capital” for additional discussion of debt issuances and exchanges. Our weighted average cost of debt during 2013 and 2012 was 7.6% and 6.7%, respectively.

Gain (Loss) on Marketable Securities

The gain on marketable securities of $130.9 million during 2013 resulted from the sale of the shares we held in Sirius XM Radio, Inc.

The loss on marketable securities of $4.6 million during 2012 primarily related to the impairment of our investment in Independent News & Media PLC (“INM”) during 2012 and the impairment of a cost-basis investment during 2012.  The fair value of INM was below cost for an extended period of time and recovery of the value was not probable.  As a result, we considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market value was less than cost, the financial condition and the near-term prospects of the issuer.  After this assessment, we concluded that the impairment at each date was other than temporary and recorded non-cash impairment charges to our investment in INM, as noted above.  We obtained the financial information for our cost-basis investment and noted continued doubt of the investment’s ability to continue as a going concern.  After evaluating the financial condition of the investment, we concluded that the investment was other than temporarily impaired and recorded a non-cash impairment charge to that investment.

 Equity in Earnings (Loss) of Nonconsolidated Affiliates

Equity in loss of nonconsolidated affiliates of $77.7 million for 2013 primarily included the loss from our investments in Australia Radio Network and New Zealand Radio Network.  On February 18, 2014, a subsidiary of the Company sold its 50% interest in Australian Radio Network Pty Ltd (“ARN”).  As of December 31, 2013 the book value of our investment in ARN exceeded the estimated selling price.  Accordingly, we recorded an impairment charge of $95.4 million during the fourth quarter of 2013 to write down the investment to its estimated fair value.

Equity in earnings of nonconsolidated affiliates of $18.6 million for 2012 primarily included earnings from our investments in Australia Radio Network and New Zealand Radio Network.

Loss on Extinguishment of Debt

We recognized a loss of $84.0 million due to a debt exchange during the fourth quarter of 2013 related to Clear Channel’s Outstanding Notes as discussed elsewhere in this MD&A.  In addition, we recognized a loss of $3.9 million due to the write-off of deferred loan costs in connection with the prepayment of Term Loan A of Clear Channel’s senior secured credit facilities.

In connection with the refinancing of Clear Channel Worldwide Holdings, Inc. (“CCWH”) Series A Senior Notes and Series B Senior Notes due 2017 with an interest rate of 9.25% (the “Existing CCWH Senior Notes”) with the CCWH Series A Senior Notes and Series B Senior Notes due 2022 with a stated interest rate of 6.5% (the “CCWH Senior Notes”) during the fourth quarter of 2012, CCWH paid existing note holders a tender premium of 7.4% of face value on the $1,724.7 million of Existing CCWH Senior Notes that were tendered in the tender offer and a call premium of 6.9% on the $775.3 million of Existing CCWH Senior Notes that were redeemed following the tender offer.  The tender premium of $128.3 million and the call premium of $53.8 million are included in the loss on extinguishment of debt.  In addition, we recognized a loss of $39.0 million due to the write-off of deferred loan costs in connection with the call of the Existing CCWH Senior Notes, and recognized losses of $33.7 million in connection with a prepayment during the first quarter of 2012 and a debt exchange during the fourth quarter of 2012 related to Clear Channel’s senior secured credit facilities as discussed elsewhere in this MD&A.

Other Income (Expense), Net

In connection with the June 2013 exchange offer of a portion of the Outstanding Notes for newly-issued Senior Notes due 2021 and in connection with the senior secured credit facility amendments discussed elsewhere in the MD&A, all of which were accounted for as modifications of existing debt, we incurred expenses of $23.6 million partially offset by $1.8 million in foreign exchange gains on short-term intercompany accounts.

Other income of $0.3 million for 2012 primarily related to miscellaneous dividend and other income of $3.2 million offset by $3.0 million in foreign exchange losses on short-term intercompany accounts.

Income Tax Benefit

The effective tax rate for the year ended December 31, 2013 was 17.3% as compared to 42.8% for the year ended December 31, 2012.  The effective tax rate for 2013 was primarily impacted by the $143.5 million valuation allowance recorded during the period as additional deferred tax expense.  The valuation allowance was recorded against a portion of the U.S. Federal and State net operating losses due to the uncertainty of the ability to utilize those losses in future periods.  This expense was partially offset by tax benefits recorded during the period due to the settlement of our U.S. Federal and certain State tax examinations during the year.  Pursuant to the settlements, we recorded a reduction to income tax expense of approximately $20.2 million to reflect the net tax benefits of the settlements.

The effective tax rate for the year ended December 31, 2012 was 42.8% as compared to 32.0% for the year ended December 31, 2011.  The effective tax rate for 2012 was favorably impacted by our settlement of U.S. Federal and foreign tax examinations during the year.  Pursuant to the settlements, we recorded a reduction to income tax expense of approximately $60.6 million to reflect the net tax benefits of the settlements.  This benefit was partially offset by additional tax recorded during 2012 related to the write-off of deferred tax assets associated with the vesting of certain equity awards.

CCME Results of Operations

Our CCME operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2013	2012	Change
Revenue	$3,131,595	$3,084,780	2%
Direct operating expenses	931,976	878,626	6%
SG&A expenses	1,020,097	993,116	3%
Depreciation and amortization	271,126	271,399	(0%)
Operating income	$908,396	$941,639	(4%)

CCME revenue increased $46.8 million during 2013 compared to 2012, primarily due to an increase in national advertising revenue across various markets and advertising categories, including telecommunications, retail, and entertainment, as well as growth in digital advertising revenue as a result of increased listenership on our iHeartRadio platform, with total listening hours increasing 29%.  Promotional and sponsorship revenues were also higher driven by special events, such as the iHeart Radio Music Festival, Jingle Balls, iHeartRadio Ultimate Pool Party, and album release events.  These increases were partially offset by lower political revenues compared to 2012, as well as a decline in our traffic business as a result of integration activities and certain contract losses.

Direct operating expenses increased $53.4 million during 2013 primarily from special events, promotional cost, compensation, and higher streaming and performance royalty expenses during 2013 due to increased listenership on our iHeartRadio platform.  In addition, we incurred higher music license fees after receiving a one-time $20.7 million credit in 2012 from one of our performance rights organizations.  These increases were partially offset by lower costs in our traffic business as a result of lower revenues and reduced spending on strategic revenue and cost initiatives.  SG&A expenses increased $27.0 million primarily on our variable compensation plans, including commissions, as a result of an increase in national and digital revenue.  In addition, we also incurred higher legal fees and research expenses related to sales and programming activities in 2013.

Americas Outdoor Advertising Results of Operations

Our Americas outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2013	2012	Change
Revenue	$1,290,452	$1,279,257	1%
Direct operating expenses	566,669	582,340	(3%)
SG&A expenses	220,732	211,245	4%
Depreciation and amortization	196,597	192,023	2%
Operating income	$306,454	$293,649	4%

Our Americas outdoor revenue increased $11.2 million during 2013 compared to 2012, driven primarily by increases in revenues from bulletins and posters.  Traditional bulletins and posters had increases in occupancy and rates in connection with new contracts, while the increase for digital displays was driven by higher occupancy and capacity.  The increase for digital displays was negatively impacted by lower revenues in our Los Angeles market as a result of the impact of litigiation as discussed further in Item 3 of Part I of this Annual Report on Form 10-K.  Partially offsetting these increases were declines in specialty business revenues due primarily to a significant contract during 2012 that did not recur during 2013, and declines in our airport business driven primarily by the loss of certain of our U.S. airport contracts and other airport revenue.

Direct operating expenses decreased $15.7 million, primarily due to the benefits resulting from our previous strategic cost initiatives as well as reduced variable costs associated with site lease expenses due to reduced revenues on lower margin products. SG&A expenses increased $9.5 million primarily due to the 2012 period being impacted by a favorable court ruling that resulted in a $7.8 million decrease in expenses, with other 2013 increases being driven by legal costs related to the Los Angeles litigation discussed further in Item 3 of Part I of this Annual Report on Form 10-K, as well as compensation expenses including commissions and amounts related to our variable compensation plans, which were higher for the 2013 period in connection with increasing our revenues, partially offset by a decrease in costs during 2013 associated with our strategic revenue and cost initiatives compared to 2012.

Depreciation and amortization increased $4.6 million, primarily due to our continued deployment of digital billboards partially offset by assets becoming fully depreciated during 2013.

International Outdoor Advertising Results of Operations

Our International outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2013	2012	Change
Revenue	$1,655,738	$1,667,687	(1%)
Direct operating expenses	1,028,059	1,021,152	1%
SG&A expenses	322,840	363,417	(11%)
Depreciation and amortization	203,927	205,258	(1%)
Operating income	$100,912	$77,860	30%

International outdoor revenue decreased $11.9 million during 2013 compared to 2012, including an increase of $5.2 million from movements in foreign exchange, and the divestiture of our international neon business which had $20.4 million in revenues during 2012.  Excluding the impact of foreign exchange and the divestiture, revenues increased $3.3 million.  Revenue growth in certain markets including China, Latin America, and the UK primarily in street furniture advertising revenue, as well as higher transit advertising sales resulting from new contracts in Norway, was partially offset by lower revenues in other countries in Europe as a result of weakened macroeconomic conditions.

Direct operating expenses increased $6.9 million including an increase of $4.8 million from movements in foreign exchange, and the divestiture of our international neon business during 2012 which had $13.0 million in direct operating expenses during 2012.  Excluding the impact of movements in foreign exchange and the divestiture, direct operating expenses increased $15.1 million driven primarily by increases in variable costs in certain markets such as China, Norway and Latin America resulting from increased revenues partially offset by declines in expenses in response to declining revenues in other countries in Europe.  SG&A expenses decreased $40.6 million including an increase of $1.9 million from movements in foreign exchange and the divestiture of our international neon business during 2012, which had $4.2 million in SG&A expenses during 2012.  Excluding the impact of movements in foreign exchange and the divestiture, SG&A expenses decreased $38.3 million primarily due to the absence in 2013 of $22.7 million in expenses incurred during 2012 in connection with legal and other costs in Brazil as well as decreases in 2013 in strategic revenue and cost initiative expenses.

Consolidated Results of Operations

The comparison of our historical results of operations for the year ended December 31, 2012 to the year ended December 31, 2011 is as follows:

(In thousands)	Years Ended December 31,		%
	2012	2011	Change
Revenue	$6,246,884	$6,161,352	1%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,494,241	2,504,467	(0%)
Selling, general and administrative expenses (excludes depreciation and amortization)	1,666,418	1,604,524	4%
Corporate expenses (excludes depreciation and amortization)	297,366	239,399	24%
Depreciation and amortization	729,285	763,306	(4%)
Impairment charges	37,651	7,614	394%
Other operating income, net	48,127	12,682	279%
Operating income	1,070,050	1,054,724	1%
Interest expense	1,549,023	1,466,246
Loss on marketable securities	(4,580)	(4,827)
Equity in earnings of nonconsolidated affiliates	18,557	26,958
Loss on extinguishment of debt	(254,723)	(1,447)
Other income (expense), net	250	(3,169)
Loss before income taxes	(719,469)	(394,007)
Income tax benefit	308,279	125,978
Consolidated net loss	(411,190)	(268,029)
Less amount attributable to noncontrolling interest	13,289	34,065
Net loss attributable to the Company	$(424,479)	$(302,094)

Consolidated Revenue

Our consolidated revenue increased $85.5 million including the impact of negative movements in foreign exchange of $79.3 million compared to 2011.  Excluding the impact of foreign exchange movements, revenue increased $164.8 million.  CCME revenue increased $98.0 million, driven by growth from national and local advertising including political, telecommunications and auto, and higher advertising revenues from our digital services primarily as a result of higher listening hours and event sponsorship.  Americas outdoor revenue increased $26.5 million, driven primarily by bulletin revenue growth as a result of our continued deployment of new digital displays during 2012 and 2011 and revenue growth from our airports business.  International outdoor revenue decreased $83.5 million including the impact of negative movements in foreign exchange of $78.9 million compared to 2011.  Excluding the impact of foreign exchange movements, International outdoor revenue decreased $4.6 million.  Declines in certain countries as a result of weakened macroeconomic conditions and our divestiture of our international neon business during the third quarter of 2012 were partially offset by growth in street furniture and billboard revenue in other countries.  Our Other category revenue grew by $47.3 million as a result of increased political advertising through our media representation business during the election year in the United States.

Consolidated Direct Operating Expenses

Direct operating expenses decreased $10.2 million including a $49.7 million decline due to the effects of movements in foreign exchange compared to 2011.  CCME direct operating expenses increased $21.0 million, primarily due to an increase in digital expenses related to our iHeartRadio digital platform including higher digital streaming fees due to increased listening hours and rates and personnel costs.  In addition, increased expenses related to our traffic acquisition completed in the second quarter of 2011 were partially offset by a decline in music license fees.  Americas outdoor direct operating expenses increased $16.0 million, primarily due to increased site lease expense associated with our continued development of digital displays and growth from our airports business.

Direct operating expenses in our International outdoor segment decreased $43.4 million including a $49.4 million decline due to the effects of movements in foreign exchange.  The increase in expense excluding the impact of movements in foreign exchange was primarily driven by higher site lease and other expenses as a result of new contracts. These increases were partially offset by lower variable costs in countries where revenues have declined and the impact of the divestiture of our international neon business.

Consolidated SG&A Expenses

SG&A expenses increased $61.9 million including a decline of $21.7 million due to the effects of movements in foreign exchange compared to 2011.  CCME SG&A expenses increased $22.1 million, primarily due to expenses incurred in connection with strategic revenue and cost initiatives.  SG&A expenses in our Americas outdoor segment increased $12.3 million primarily due to increased personnel costs resulting from increased revenue in addition to increases in costs associated with strategic revenue and cost initiatives.  International outdoor SG&A expenses increased $24.4 million including a $21.6 million decline due to the effects of movements in foreign exchange. The increase was primarily due to $22.7 million of expense related to the negative impact of litigation in Brazil.

Corporate Expenses

Corporate expenses increased $58.0 million during 2012 compared to 2011.  This increase was driven by higher personnel costs resulting from amounts recorded under our variable compensation plans, higher expenses under our benefit plans, and increases in corporate infrastructure.  In addition, we incurred $14.2 million more in corporate strategic revenue and cost initiatives compared to the prior year as well as expenses related to the stockholder litigation discussed further in Item 3 of Part I of this Annual Report on Form 10-K.  Also impacting the increase during 2012 compared to 2011 is the reversal of $6.6 million of share-based compensation expense included in 2011 related to the cancellation of a portion of an executive’s stock options.

Revenue and Efficiency Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $76.2 million incurred in connection with our strategic revenue and efficiency initiatives. The costs were incurred to improve revenue growth, enhance yield, reduce costs, and organize each business to maximize performance and profitability.  These costs consist primarily of consulting expenses, consolidation of locations and positions, severance related to workforce initiatives and other costs incurred in connection with streamlining our businesses. These costs are expected to provide benefits in future periods as the initiative results are realized.  Of these costs, $13.8 million are reported within direct operating expenses, $47.2 million are reported within SG&A and $15.2 million are reported within corporate expense.  In 2011, such costs totaled $8.8 million, $26.6 million, and $1.0 million, respectively.

Depreciation and Amortization

Depreciation and amortization decreased $34.0 million during 2012 compared to 2011, primarily due to various assets becoming fully depreciated in 2011.  In addition, movements in foreign exchange contributed a decrease of $9.3 million during 2012.

Impairment Charges

We performed our annual impairment tests as of October 1, 2012 and 2011 on our goodwill, FCC licenses, billboard permits, and other intangible assets and recorded impairment charges of $37.7 million and $7.6 million, respectively.  During 2012, we recognized a $35.9 million impairment charge in our Americas outdoor segment related to declines in estimated fair values of certain markets’ billboard permits.  Please see Note 2 to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a further description of the impairment charges.

Other Operating Income, Net

Other operating income of $48.1 million in 2012 primarily related to the gain on the sale of our international neon business in the third quarter of 2012.

Other operating income of $12.7 million in 2011 primarily related to a gain on the sale of a tower and proceeds received from condemnations of bulletins.

Interest Expense

Interest expense increased $82.7 million during 2012 compared to 2011 primarily as a result of interest expense associated with CCWH’s issuance of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (collectively, “the CCWH Subordinated Notes”) during the first quarter of 2012, partially offset by the impact of other refinancing actions and repayments of senior notes. Please refer to “Sources of Capital” for additional discussion of debt issuances and exchanges. Clear Channel’s weighted average cost of debt during 2012 and 2011 was 6.7% and 6.2%, respectively.

Loss on Marketable Securities

The loss on marketable securities of $4.6 million and $4.8 million during 2012 and 2011, respectively, primarily related to the impairment of our investment in INM during 2012 and 2011 and the impairment of a cost-basis investment during 2012.  The fair value of INM was below cost for an extended period of time.  As a result, we considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market value was less than cost, the financial condition and the near-term prospects of the issuer.  After this assessment, we concluded that the impairment at each date was other than temporary and recorded non-cash impairment charges to our investment in INM, as noted above.  We obtained the financial information for our cost-basis investment and noted continued doubt of the investment’s ability to continue as a going concern.  After evaluating the financial condition of the investment, we concluded that the investment was other than temporarily impaired and recorded a non-cash impairment charge to that investment.

Equity in Earnings of Nonconsolidated Affiliates

Equity in earnings of nonconsolidated affiliates of $18.6 million for 2012 included earnings from our investments in Australia Radio Network and New Zealand Radio Network.

Equity in earnings of nonconsolidated affiliates of $27.0 million for 2011 included earnings from our investments primarily in Australia Radio Network and New Zealand Radio Network.

Loss on Extinguishment of Debt

In connection with the refinancing of the Existing CCWH Senior Notes with an interest rate of 9.25% with the CCWH Senior Notes with a stated interest rate of 6.5% during the fourth quarter of 2012, CCWH paid existing note holders a tender premium of 7.4% of face value on the $1,724.7 million of Existing CCWH Senior Notes that were tendered in the tender offer and a call premium of 6.9% on the $775.3 million of Existing CCWH Senior Notes that were redeemed following the tender offer.  The tender premium of $128.3 million and the call premium of $53.8 million are included in the loss on extinguishment of debt.  In addition, we recognized a loss of $39.0 million due to the write-off of deferred loan costs in connection with the call of the Existing CCWH Senior Notes, and recognized losses of $33.7 million in connection with a prepayment during the first quarter of 2012 and a debt exchange during the fourth quarter of 2012 related to Clear Channel’s senior secured credit facilities as discussed elsewhere in this MD&A.

Loss on extinguishment of debt of $1.4 million for 2011 primarily related to the accelerated expensing of $5.7 million of loan fees upon the prepayment of $500.0 million of Clear Channel’s senior secured credit facilities in connection with Clear Channel’s issuance of $1.0 billion of 9.0% Priority Guarantee Notes due 2021 during February 2011 (the “February 2011 Offering”), partially offset by an aggregate gain of $4.3 million on the repurchase of Clear Channel’s 5.5% senior notes due 2014.

Other Income (Expense), Net

Other income of $0.3 million for 2012 primarily related to miscellaneous dividend and other income of $3.2 million offset by $3.0 million in foreign exchange losses on short-term intercompany accounts.

Other expense of $3.2 million for 2011 primarily related to miscellaneous bank fees and foreign exchange losses on short-term intercompany accounts.

Income Tax Benefit

The effective tax rate for the year ended December 31, 2012 was 42.8% as compared to 32.0% for the year ended December 31, 2011.  The effective tax rate for 2012 was favorably impacted by our settlement of U.S. Federal and foreign tax examinations during the year.  Pursuant to the settlements, we recorded a reduction to income tax expense of approximately $60.6 million to reflect the net tax benefits of the settlements.  This benefit was partially offset by additional tax recorded during 2012 related to the write-off of deferred tax assets associated with the vesting of certain equity awards.

The effective tax rate for the year ended December 31, 2011 was 32.0% as compared to 25.7% for the year ended December 31, 2010.  The effective tax rate for 2011 was favorably impacted by our settlement of U.S. Federal and state tax examinations during the year.  Pursuant to the settlements, we recorded a reduction to income tax expense of approximately $16.3 million to reflect the net tax benefits of the settlements.  This benefit was partially offset by additional tax recorded during 2011 related to the write-off of deferred tax assets associated with the vesting of certain equity awards and our inability to benefit from certain tax loss carryforwards in foreign jurisdictions.

CCME Results of Operations

Our CCME operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2012	2011	Change
Revenue	$3,084,780	$2,986,828	3%
Direct operating expenses	878,626	857,622	2%
SG&A expenses	993,116	971,066	2%
Depreciation and amortization	271,399	268,245	1%
Operating income	$941,639	$889,895	6%

CCME revenue increased $98.0 million during 2012 compared to 2011, driven by growth from national and local advertising across political, automotive and telecommunication categories.  We continued to experience increases in digital revenue as a result of increased listening hours through our iHeartRadio platform as well as higher event sponsorship revenue.  Revenue in our traffic business increased due to our traffic acquisition completed in the second quarter of 2011.  This revenue growth was partially offset by declines in syndicated programming sales.

Direct operating expenses increased $21.0 million during 2012 compared to 2011, primarily due to an increase in digital expenses related to our iHeartRadio digital platform including higher digital streaming fees due to increased listening hours and rates and personnel costs as well as an increase from our traffic acquisition, partially offset by a decline in music license fees resulting from receiving a one-time $20.7 million credit from one of our performance rights organizations in 2012 and from lower negotiated royalty rates.  SG&A expenses increased $22.1 million, primarily due to higher spending on strategic revenue and cost initiatives.

Depreciation and amortization increased $3.2 million, primarily due to our traffic acquisition.

Americas Outdoor Advertising Results of Operations

Our Americas outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2012	2011	Change
Revenue	$1,279,257	$1,252,725	2%
Direct operating expenses	582,340	566,313	3%
SG&A expenses	211,245	198,989	6%
Depreciation and amortization	192,023	211,009	(9%)
Operating income	$293,649	$276,414	6%

Americas outdoor revenue increased $26.5 million during 2012 compared to 2011, primarily driven by revenue growth from our digital bulletins and from our airports business.  We deployed an additional 178 digital bulletins during 2012 bringing our total to more than 1,000 digital bulletins in service.  The revenue growth resulting from our increased digital bulletin capacity was partially offset by declines in our traditional bulletin and poster revenues.  Our airport revenues grew primarily as a result of higher average rates and increased occupancy by customers of our largest U.S. airports.

Direct operating expenses increased $16.0 million due to increased site lease expense as a result of our continued deployment of digital displays and growth of our airport revenue.  SG&A expenses increased $12.3 million, primarily as a result of higher personnel costs associated with the increase in revenue generating headcount and commissions and bonuses related to increased revenue, as well as legal and other expenses related to billboard permitting issues.  In addition, included in our 2012 SG&A expenses are revenue and cost initiatives.  These increases were partially offset by a favorable court ruling resulting in a $7.8 million decrease in expenses.

Depreciation and amortization decreased $19.0 million, primarily due to increases in 2011 for accelerated depreciation and amortization related to the removal of various structures, including the removal of traditional billboards in connection with the continued deployment of digital billboards.

International Outdoor Advertising Results of Operations

Our International outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2012	2011	Change
Revenue	$1,667,687	$1,751,149	(5%)
Direct operating expenses	1,021,152	1,064,562	(4%)
SG&A expenses	363,417	339,043	7%
Depreciation and amortization	205,258	219,955	(7%)
Operating income	$77,860	$127,589	(39%)

International outdoor revenue decreased $83.5 million during 2012 compared to 2011, including $78.9 million of negative movements in foreign exchange. Excluding the impact of movements in foreign exchange, revenues declined in certain geographies as a result of weakened macroeconomic conditions, particularly in France, southern Europe and the Nordic countries, as well as the impact of $15.1 million due to the divestiture of our international neon business during the third quarter of 2012. These decreases were partially offset by countries including Australia, China and Mexico where economic conditions were stronger, and in the United Kingdom which benefited from the 2012 Summer Olympics in London.  These and other countries experienced increased revenues, primarily related to our shelters, street furniture, equipment sales and billboard businesses.  New contracts won during 2011 helped drive revenue growth.

Direct operating expenses decreased $43.4 million, attributable to a $49.4 million decrease from movements in foreign exchange.  The increase in expenses excluding the impact of foreign exchange was primarily due to higher site lease expense associated with new contracts, partially offset by lower site lease expenses in those markets where revenue declined as a result of weakened macroeconomic conditions.  The divestiture of our international neon business resulted in a $9.0 million decline in direct operating expenses.  SG&A expenses increased $24.4 million including a $21.6 million decrease from movements in foreign exchange.  The increase was primarily due to $22.7 million of expense related to the negative impact of litigation in Latin America. Also contributing to the increase were revenue and cost initiatives and increased shelter maintenance in Latin America, partially offset by a $3.2 million impact from the divestiture of our international neon business.

Depreciation and amortization declined $14.7 million, including $9.3 million of negative movements in foreign exchange, primarily as a result of assets that became fully depreciated or amortized during 2011.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Years Ended December 31,
	2013	2012	2011
CCME	$908,396	$941,639	$889,895
Americas outdoor advertising	306,454	293,649	276,414
International outdoor advertising	100,912	77,860	127,589
Other	23,061	58,829	9,427
Impairment charges	(16,970)	(37,651)	(7,614)
Other operating income, net	22,998	48,127	12,682
Corporate expense (1)	(344,069)	(312,403)	(253,669)
Consolidated operating income	$1,000,782	$1,070,050	$1,054,724

(1)        Corporate expenses include expenses related to CCME, Americas outdoor, International outdoor and our Other category, as well as overall executive, administrative and support functions.

Share-Based Compensation Expense

We do not have any compensation plans under which we grant stock awards to employees. Our employees receive equity awards from the equity incentive plans of our indirect parent, CC Media Holdings, Inc. (“CCMH”), and our subsidiary, CCOH.

As of December 31, 2013, there was $22.9 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of December 31, 2013, there was $19.6 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

Share-based compensation payments are recorded in corporate expenses and were $16.7 million, $28.5 million, and $20.7 million for the years ended December 31, 2013, 2012, and 2011, respectively. Included in share-based compensation for year ended December 31, 2011 is a $6.6 million reversal of expense related to the cancellation of a portion of an executive’s stock options.

On October 22, 2012, CCMH granted 1.8 million restricted shares of its Class A common stock (the “Replacement Shares”) in exchange for 2.0 million stock options granted under the Clear Channel 2008 Executive Incentive Plan pursuant to an option exchange program (the “Program”) that expired on November 19, 2012.  In addition, on October 22, 2012, CCMH granted 1.5 million fully-vested shares of its Class A common stock (the “Additional Shares”) pursuant to a tax assistance program offered in connection with the Program.  Upon the expiration of the Program on November 19, 2012, CCMH repurchased 0.9 million of the Additional Shares from the employees who elected to participate in the Program and timely delivered to us a properly completed election form under Internal Revenue Code Section 83(b) to fund tax withholdings in connection with the Program.  Employees who ceased to be eligible, declined to participate in the Program or, in the case of the Additional Shares, declined to participate in the tax assistance program, forfeited their Replacement Shares and Additional Shares on November 19, 2012 and retained their stock options with no changes to the terms. We accounted for the exchange program as a modification of the existing awards under ASC 718 and will recognize incremental compensation expense of approximately $1.7 million over the service period of the new awards.  We recognized $2.6 million of expense related to the Additional Shares granted in connection with the tax assistance program.

CCMH also completed a stock option exchange program on March 21, 2011 and exchanged 2.5 million stock options granted under the Clear Channel 2008 Executive Incentive Plan for 1.3 million replacement stock options with a lower exercise price and different service and performance conditions. We accounted for the exchange program as a modification of the existing awards under ASC 718 and will recognize incremental compensation expense of approximately $1.0 million over the service period of the new awards.

Liquidity and Capital Resources

Cash Flows

The following discussion highlights cash flow activities during the years ended December 31, 2013, 2012 and 2011.

(In thousands)	Years Ended December 31,
	2013	2012	2011
Cash provided by (used for):
Operating activities	$212,872	$485,132	$374,861
Investing activities	$(133,365)	$(397,021)	$(368,086)
Financing activities	$(595,882)	$(95,349)	$(698,116)

Operating Activities

2013

Our consolidated net loss, adjusted for $782.5 million of non-cash items resulted in positive cash flows of $199.0 million in 2013.  Our consolidated net loss, adjusted for $873.5 million of non-cash items, provided positive cash flows of $462.3 million in 2012.  Cash provided by operating activities in 2013 was $212.9 million compared to $485.1 million in 2012.  Cash paid for interest was $162.0 million higher in 2013 compared to the prior year due to the timing of accrued interest with the issuance of CCWH’s Subordinated Notes during the first quarter of 2012 and Clear Channel’s 9.0% Priority Guarantee Notes due 2019 during the fourth quarter of 2012.

Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, gain on marketable securities, equity in loss of nonconsolidated affiliates, loss on extinguishment of debt, and other reconciling items, net as presented on the face of the consolidated statement of cash flows.

2012

The $110.2 million increase in cash flows from operations to $485.1 million in 2012 compared to $374.9 million in 2011 was primarily driven by changes in working capital. Our consolidated net loss, adjusted for $873.5 million of non-cash items, provided positive cash flows of $462.3 million in 2012.  Cash paid for interest was $120.6 million higher during 2012 compared to the prior year. Cash provided by operations in 2012 compared to 2011 also reflected lower variable compensation payments in 2012 associated with our employee incentive programs based on 2011 operating performance compared to such payments made in 2011 based on 2010 performance.

Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, loss on marketable securities, equity in earnings of nonconsolidated affiliates, loss on extinguishment of debt, and other reconciling items, net as presented on the face of the consolidated statement of cash flows.

2011

The decrease in cash flows from operations in 2011 compared to 2010 was primarily driven by changes in working capital partially offset by improved profitability, including a 5% increase in revenue.  Our consolidated net loss of $268.0 million, adjusted for $833.1 million of non-cash items, provided positive cash flows of $565.0 million in 2011.  Cash generated by higher operating income in 2011 compared to 2010 was offset by the decrease in accrued expenses in 2011 as a result of higher variable compensation payments in 2011 associated with our employee incentive programs based on 2010 operating performance.  In addition, in 2010 we received $132.3 million in U.S. Federal income tax refunds that increased cash flow from operations in 2010.

Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, loss on marketable securities, equity in earnings of nonconsolidated affiliates, loss on extinguishment of debt, and other reconciling items, net as presented on the face of the consolidated statement of cash flows.

Investing Activities

2013

Cash used for investing activities of $133.4 million during 2013 reflected our capital expenditures of $324.5 million as well as proceeds from the sale of our shares of Sirius XM Radio, Inc. of $135.6 million.  We spent $75.7 million for capital expenditures in our CCME segment primarily related to leasehold improvements, $89.0 million in our Americas outdoor segment primarily related to the construction of new advertising structures such as digital displays, $108.6 million in our International outdoor segment primarily related to new advertising structures such as billboards and street furniture and renewals of existing contracts, $9.9 million in our Other category related to our national representation business, and $41.3 million by Corporate primarily related to equipment and software.  Other cash provided by investing activities were $81.6 million of proceeds from sales of other operating and fixed assets.

2012

Cash used for investing activities of $397.0 million during 2012 reflected capital expenditures of $390.3 million. We spent $65.8 million for capital expenditures in our CCME segment, $117.7 million in our Americas outdoor segment primarily related to the installation of new digital displays, $150.1 million in our International outdoor segment primarily related to new billboard, street furniture and mall contracts and renewals of existing contracts, $17.4 million in our Other category related to our national representation business, and $39.3 million by Corporate. Partially offsetting cash used for investing activities were $59.7 million of proceeds from the divestiture of our international neon business and the sales of other operating assets.

2011

Cash used for investing activities during 2011 primarily reflected capital expenditures of $362.3 million. We spent $50.2 million for capital expenditures in our CCME segment, $120.8 million in our Americas outdoor segment primarily related to the construction of new digital displays, $166.0 million in our International outdoor segment primarily related to new billboard and street furniture contracts and renewals of existing contracts, $5.7 million in our Other category related to our national representation business, and $19.5 million by Corporate. Cash paid for purchases of businesses primarily related to our traffic acquisition and the cloud-based music technology business we purchased during 2011. In addition, we received proceeds of $54.3 million primarily related to the sale of radio stations, a tower and other assets in our CCME, Americas outdoor, and International outdoor segments.

Financing Activities

2013

Cash used for financing activities of $595.9 million in 2013 primarily reflected payments on long-term debt.  Clear Channel repaid its 5.75% senior notes at maturity for $312.1 million (net of $187.9 million principal amount held by and repaid to a subsidiary of Clear Channel) using cash on hand. Clear Channel prepaid $846.9 million outstanding under its Term Loan A under its senior secured credit facilities using the proceeds from the issuance of Clear Channel’s 11.25% Priority Guarantee Notes, borrowings under its receivables based credit facility, and cash on hand.  Other cash used for financing activities included payments to holders of the Outstanding Notes in connection with exchange offers in June 2013 of $32.5 million and in December 2013 of $22.7 million, payment of an applicable high yield discount obligation to holders of Outstanding Notes in August 2013 of $25.3 million, payments to repurchase noncontrolling interests of $61.1 million and $91.9 million in payments for dividends and other payments to noncontrolling interests.

2012

Cash used for financing activities of $95.3 million during 2012 primarily reflected (i) the issuance of $2.2 billion of the CCWH Subordinated Notes by CCWH and the use of proceeds distributed to us in connection with a dividend declared by CCOH during 2012, in addition to cash on hand, to repay $2.1 billion of indebtedness under Clear Channel’s senior secured credit facilities, (ii) the issuance by CCWH of $2.7 billion aggregate principal amount of the CCWH Senior Notes and the use of the proceeds to fund the tender offer for and redemption of the Existing CCWH Senior Notes, (iii) the repayment of Clear Channel’s 5.0% senior notes at maturity for $249.9 million (net of $50.1 million principal amount held by and repaid to a subsidiary of Clear Channel with respect to notes repurchased and held by such entity), using a portion of the proceeds from Clear Channel’s June 2011 issuance of $750.0 million aggregate principal amount of 9.0% priority guarantee notes due 2021 (the “Additional Priority Guarantee Notes due 2021”), along with available cash on hand and (iv) the exchange of $2.0 billion aggregate principal amount of term loans under Clear Channel’s senior secured credit facilities for $2.0 billion aggregate principal amount of newly issued 9.0% priority guarantee notes due 2019. Our financing activities also reflect a $244.7 million reduction in noncontrolling interest as a result of the dividend paid by CCOH in connection with the CCWH Subordinated Notes issuance, which represents the portion paid to parties other than Clear Channel’s subsidiaries that own CCOH common stock.

2011

Cash used for financing activities during 2011 primarily reflected Clear Channel’s issuance in February 2011 of $1.0 billion aggregate principal amount of 9.0% priority guarantee notes due 2021 (the “Initial Priority Guarantee Notes due 2021”) and the June 2011 issuance of Additional Priority Guarantee Notes due 2021, and the use of proceeds from the Initial Priority Guarantee Notes due 2021 offering, as well as cash on hand, to prepay $500.0 million of Clear Channel’s senior secured credit facilities and repay at maturity Clear Channel’s 6.25% senior notes that matured in 2011 as discussed in the “Refinancing Transactions” section within this MD&A. Clear Channel also repaid all outstanding amounts under its receivables based facility prior to, and in connection with, the Additional Priority Guarantee Notes due 2021 offering. Cash used for financing activities also included the $95.0 million of pre-existing, intercompany debt owed repaid immediately after the closing of the traffic acquisition. Additionally, Clear Channel repaid its 4.4% notes at maturity in May 2011 for $140.2 million, plus accrued interest, with available cash on hand, and repaid $500.0 million of its revolving credit facility on June 27, 2011. Additionally, CC Finco repurchased $80.0 million aggregate principal amount of Clear Channel’s 5.5% senior notes for $57.1 million, including accrued interest, as discussed in the “Debt Repurchases, Maturities and Other” section within this MD&A.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand, cash flow from operations and borrowing capacity under Clear Channel’s domestic receivables based credit facility, subject to certain limitations contained in Clear Channel’s material financing agreements. A significant amount of our cash requirements are for debt service obligations.  We anticipate cash interest requirements of approximately $1.6 billion during 2014.  At December 31, 2013, we had debt maturities totaling $484.4 million, $256.4 million, and $2,384.7 million in 2014, 2015, and 2016, respectively.  At December 31, 2013, we had $708.2 million of cash on our balance sheet including $234.5 million in consolidated cash balances held outside the U.S. by our subsidiaries, all of which is readily convertible into other foreign currencies including the U.S. dollar. It is our policy to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant current and historic deficits in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.

Our ability to fund our working capital, capital expenditures, debt service and other obligations, and to comply with the financial covenants under Clear Channel’s financing agreements, depends on our future operating performance and cash from operations and our ability to generate cash from other liquidity-generating transactions, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control.  We are currently exploring, and expect to continue to explore, a variety of transactions to provide us with additional liquidity.  We cannot assure you that we will enter into or consummate any such liquidity-generating transactions, or that such transactions will provide sufficient cash to satisfy our liquidity needs, and we cannot currently predict the impact that any such transaction, if consummated, would have on us. If our future operating performance does not meet our expectations or our plans materially change in an adverse manner or prove to be materially inaccurate, we may not be able to refinance the debt as currently contemplated.  Our ability to refinance the debt will depend on the condition of the capital markets and our financial condition at the time.  There can be no assurance that refinancing alternatives will be available on terms acceptable to us or at all. Even if refinancing alternatives are available to us, we may not find them suitable or at comparable interest rates to the indebtedness being refinanced.  In addition, the terms of our existing or future debt agreements may restrict us from securing a refinancing on terms that are available to us at that time.  If we are unable to obtain sources of refinancing or generate sufficient cash through liquidity-generating transactions, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition and on our ability to meet Clear Channel’s obligations.

Clear Channel’s financing transactions during 2013 increased our annual interest expense by $267 million.  Our increased interest payment obligations will reduce our liquidity over time, which could in turn reduce our financial flexibility and make us more vulnerable to changes in operating performance and economic downturns generally, and could negatively affect Clear Channel’s ability to obtain additional financing in the future.

We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue acquisitions or dispositions, which could be material.  Clear Channel’s and its subsidiaries’ significant amount of indebtedness may limit our ability to pursue acquisitions.  The terms of our existing or future debt agreements may also restrict our ability to engage in these transactions.

Our currently available sources of cash include cash on hand, cash flow from operations and borrowing capacity under Clear Chanel’s receivables based credit facility.  We are also exploring various liquidity-generating transactions, and expect to continue to do so.  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flow from operations, borrowing capacity under Clear Channel’s receivables based credit facility and cash from other liquidity-generating transactions will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months.  Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements, and that we will be able to consummate liquidity-generating transactions in a timely manner and on terms acceptable to us.  We cannot assure you that this will be the case.  If our future cash flows from operations, financing sources and other liquidity-generating transactions are insufficient to pay our debt obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell material assets, seek additional capital or refinance Clear Channel’s and its subsidiaries’ debt.  We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.

We were in compliance with the covenants contained in Clear Channel’s material financing agreements as of December 31, 2013, including the maximum consolidated senior secured net debt to consolidated EBITDA limitation contained in Clear Channel’s senior secured credit facilities. We believe our long-term plans, which include promoting spending in our industries and capitalizing on our diverse geographic and product opportunities, including the continued investment in our media and entertainment initiatives and continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long term.  However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants.  In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in Clear Channel’s financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the receivables based facility under Clear Channel’s senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. If we are unable to repay Clear Channel’s obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of Clear Channel’s material financing agreements could cause a default under other of our obligations that are subject to cross-

default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities is $100.0 million.

Sources of Capital

As of December 31, 2013 and 2012, we had the following debt outstanding, net of cash and cash equivalents:

	December 31,
(In millions)	2013	2012
Senior Secured Credit Facilities:
Term Loan A Facility	$-	$846.9
Term Loan B Facility	1,891.0	7,714.9
Term Loan C - Asset Sale Facility	34.8	513.7
Term Loan D Facility	5,000.0	-
Term Loan E Facility	1,300.0	-
Receivables Based Facility (1)	247.0	-
9% Priority Guarantee Notes due 2019	1,999.8	1,999.8
9% Priority Guarantee Notes due 2021	1,750.0	1,750.0
11.25% Priority Guarantee Notes due 2021	575.0	-
Subsidiary Senior Revolving Credit Facility	-	-
Other Secured Subsidiary Debt	21.1	25.5
Total Secured Debt	12,818.7	12,850.8

Senior Cash Pay Notes	94.3	796.3
Senior Toggle Notes	127.9	829.8
Senior Notes due 2021	1,404.2	-
Clear Channel Senior Notes	1,436.5	1,748.6
Subsidiary Senior Notes due 2022	2,725.0	2,725.0
Subsidiary Senior Subordinated Notes due 2020	2,200.0	2,200.0
Other Subsidiary Debt	-	5.6
Purchase accounting adjustments and original issue discount	(322.4)	(409.0)
Total Debt	20,484.2	20,747.1
Less: Cash and cash equivalents	708.2	1,225.0
	$19,776.0	$19,522.1

(1)        The receivables based credit facility provides for borrowings of up to the lesser of $535 million (the revolving credit commitment) or the borrowing base amount, as defined under the receivables based facility, subject to certain limitations contained in Clear Channel’s material financing agreements.

Our subsidiaries have from time to time repurchased certain debt obligations of Clear Channel and outstanding equity securities of CCMH and CCOH, and may in the future, as part of various financing and investment strategies, purchase additional outstanding indebtedness of Clear Channel or its subsidiaries or outstanding equity securities of CCMH or CCOH, in tender offers, open market purchases, privately negotiated transactions or otherwise. We or our subsidiaries may also sell certain assets, securities, or properties and use the proceeds to reduce our indebtedness. These purchases or sales, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in Clear Channel’s debt agreements. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Senior Secured Credit Facilities

As of December 31, 2013, Clear Channel had a total of $8,225.8 million outstanding under its senior secured credit facilities, consisting of:

•         a $1,891.0 million Term Loan B, which matures on January 29, 2016; and

•         a $34.8 million Term Loan C, which matures on January 29, 2016; and

•         a $5.0 billion Term Loan D, which matures on January 30, 2019; and

•         a $1.3 billion Term Loan E, which matures on July 30, 2019.

Clear Channel may raise incremental term loans of up to (a) $1.5 billion, plus (b) the excess, if any, of (x) 0.65 times pro forma consolidated EBITDA (as calculated in the manner provided in the senior secured credit facilities documentation), over (y) $1.5 billion, plus (c) the aggregate amount of certain principal prepayments made in respect of the term loans under the senior secured credit facilities. Availability of such incremental term loans is subject, among other things, to the absence of any default, pro forma compliance with the financial covenant and the receipt of commitments by existing or additional financial institutions.

Clear Channel is the primary borrower under the senior secured credit facilities, except that certain of its domestic restricted subsidiaries are co-borrowers under a portion of the term loan facilities.

Interest Rate and Fees

Borrowings under Clear Channel’s senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at Clear Channel’s option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent or (B) the Federal funds effective rate from time to time plus 0.50%, or (ii) a Eurocurrency rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs.

The margin percentages applicable to the term loan facilities are the following percentages per annum:

•         with respect to loans under the Term Loan A, (i) 2.40% in the case of base rate loans and (ii) 3.40% in the case of Eurocurrency rate loans; and

•         with respect to loans under the Term Loan B and Term Loan C – asset sale facility, (i) 2.65%, in the case of base rate loans and (ii) 3.65%, in the case of Eurocurrency rate loans; and

•         with respect to loans under the Term Loan D, (i) 5.75% in the case of base rate loans and (ii) 6.75% in the case of Eurocurrency rate loans; and

•         with respect to loans under the Term Loan E, (i) 6.50% in the case of base rate loans and (ii) 7.50% in the case of Eurocurrency rate loans.

The margin percentages are subject to adjustment based upon Clear Channel’s leverage ratio.

Prepayments

The senior secured credit facilities require Clear Channel to prepay outstanding term loans, subject to certain exceptions, with:

•          50% (which percentage may be reduced to 25% and to 0% based upon Clear Channel’s leverage ratio) of Clear Channel’s annual excess cash flow (as calculated in accordance with the senior secured credit facilities), less any voluntary prepayments of term loans and subject to customary credits;

•          100% of the net cash proceeds of sales or other dispositions of specified assets being marketed for sale (including casualty and condemnation events), subject to certain exceptions;

•          100% (which percentage may be reduced to 75% and 50% based upon Clear Channel’s leverage ratio) of the net cash proceeds of sales or other dispositions by Clear Channel or its wholly-owned restricted subsidiaries of assets other than specified assets being marketed for sale, subject to reinvestment rights and certain other exceptions;

•          100% of the net cash proceeds of (i) any incurrence of certain debt, other than debt permitted under Clear Channel’s senior secured credit facilities. (ii) certain securitization financing and (iii) certain issuances of Permitted Additional Notes (as defined in the senior secured credit facilities) and (iv) certain issuances of Permitted Unsecured Notes and Permitted Senior Secured Notes (as defined in the senior secured credit facilities); and

•          Net Cash Proceeds received by Clear Channel as dividends or distributions from indebtedness incurred at CCOH provided that the Consolidated Leverage Ratio of CCOH is no greater than 7.00 to 1.00.

The foregoing prepayments with the net cash proceeds of any incurrence of certain debt, other than debt permitted under Clear Channel’s senior secured credit facilities, certain securitization financing, issuances of Permitted Additional Notes and annual excess cash flow will be applied, at Clear Channel’s option, to the term loans (on a pro rata basis, other than that non-extended classes of term loans may be prepaid prior to any corresponding extended class), in each case (i) first to the term loans outstanding under

Term Loan B and (ii) one of (w) second, to outstanding Term Loan C—asset sale facility loans; third, to outstanding Term Loan D; and fourth, to outstanding Term Loan E, or (x) second, to outstanding Term Loan C—asset sale facility loans; third, to outstanding Term Loan E; and fourth, to outstanding Term Loan D, or (y) second, to outstanding Term Loan C—asset sale facility loans; and third, ratably to outstanding Term Loan D and Term Loan E, or (z) second, ratably to outstanding Term Loan C—asset sale facility loans, Term Loan D and Term Loan E.  In each case to the remaining installments thereof in direct order of maturity for the Term Loan C—asset sale facility loans.

The foregoing prepayments with net cash proceeds of sales or other dispositions by Clear Channel or its wholly-owned restricted subsidiaries of assets other than specified assets being marketed for sale, subject to reinvestment rights and certain other exceptions, will be applied (i) first to the Term Loan C—asset sale facility loans in direct order of maturity, and (ii) one of (w) second, to outstanding Term Loan B; third, to outstanding Term Loan D; and fourth, to outstanding Term Loan E, or (x) second, to outstanding Term Loan B; third, to outstanding Term Loan E; and fourth, to outstanding Term Loan D, or (y) second, to outstanding Term Loan B; and third, ratably to outstanding Term Loan D and Term Loan E, or (z) second, ratably to outstanding Term Loan B, Term Loan D and Term Loan E.

The foregoing prepayments with net cash proceeds of issuances of Permitted Unsecured Notes and Permitted Senior Secured Notes and Net Cash Proceeds received by Clear Channel as a distribution from indebtedness incurred by CCOH will be applied (i) first, ratably to outstanding Term Loan B and Term Loan C in direct order of maturity, second, to the outstanding Term Loan D and, third, to outstanding Term Loan E, (ii) first, ratably to outstanding Term Loan B and Term Loan C in direct order of maturity, second, to the outstanding Term Loan E and, third, to outstanding Term Loan D, (iii) first, ratably to outstanding Term Loan B and Term Loan C in direct order of maturity and, second, ratably to outstanding Term Loan D and Term Loan E or (iv) ratably to outstanding Term Loan B, Term Loan C, Term Loan D and Term Loan E.

Clear Channel may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency rate loans.

Amendments

On October 25, 2012, Clear Channel amended the terms of its senior secured credit facilities (the “Amendments”).  The Amendments, among other things: (i) permit exchange offers of term loans for new debt securities in an aggregate principal amount of up to $5.0 billion (including the $2.0 billion of 9.0% priority guarantee notes due 2019 issued in December 2012 as described under “Refinancing Transactions” below); (ii) provide Clear Channel with greater flexibility to prepay tranche A term loans; (iii) following the repayment or extension of all tranche A term loans, permit below par non-pro rata purchases of term loans pursuant to customary Dutch auction procedures whereby all lenders of the class of term loans offered to be purchased will be offered an opportunity to participate; (iv) following the repayment or extension of all tranche A term loans, permit the repurchase of junior debt maturing before January 2016 with cash on hand in an amount not to exceed $200.0 million; (v) combine the Term Loan B, the delayed draw term loan 1 and the delayed draw term loan 2 under the senior secured credit facilities; (vi) preserve revolving credit facility capacity in the event Clear Channel repays all amounts outstanding under the revolving credit facility; and (vii) eliminate certain restrictions on the ability of CCOH and its subsidiaries to incur debt.  On October 31, 2012, Clear Channel repaid and permanently cancelled the commitments under its revolving credit facility, which was set to mature July 2014.

On February 28, 2013, Clear Channel repaid all $846.9 million of loans outstanding under its Term Loan A facility.

On May 31, 2013, Clear Channel further amended the terms of its senior secured credit facilities by extending a portion of Term Loan B and Term Loan C loans due 2016 through the creation of a new $5.0 billion Term Loan D due January 30, 2019. The amendment also permitted Clear Channel to make applicable high yield discount obligation catch-up payments beginning after May 2018 with respect to the new Term Loan D and in June 2018 with respect to the outstanding notes, which were issued in connection with the exchange of a portion of the Senior Cash Pay Notes and Senior Toggle Notes.

In connection with the December 2013 refinancing discussed later, Clear Channel further amended the terms of its senior secured credit facilities on December 18, 2013, to extend a portion of the Term Loan B and Term Loan C due 2016 through the creation of a new $1.3 billion Term Loan E due July 30, 2019.

Collateral and Guarantees

The senior secured credit facilities are guaranteed by Clear Channel and each of Clear Channel’s existing and future material wholly-owned domestic restricted subsidiaries, subject to certain exceptions.

All obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured, subject to permitted liens, including prior liens permitted by the indenture governing the Clear Channel senior notes, and other exceptions, by:

•         a lien on the capital stock of Clear Channel;

•         100% of the capital stock of any future material wholly-owned domestic license subsidiary that is not a “Restricted Subsidiary” under the indenture governing the Clear Channel senior notes;

•         certain assets that do not constitute “principal property” (as defined in the indenture governing the Clear Channel senior notes);

•         certain specified assets of Clear Channel and the guarantors that constitute “principal property” (as defined in the indenture governing the Clear Channel senior notes) securing obligations under the senior secured credit facilities up to the maximum amount permitted to be secured by such assets without requiring equal and ratable security under the indenture governing the Clear Channel senior notes; and

•         a lien on the accounts receivable and related assets securing Clear Channel’s receivables based credit facility that is junior to the lien securing Clear Channel’s obligations under such credit facility.

Certain Covenants and Events of Default

The senior secured credit facilities require Clear Channel to comply on a quarterly basis with a financial covenant limiting the ratio of consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA (as defined by Clear Channel’s senior secured credit facilities) for the preceding four quarters.  Clear Channel’s secured debt consists of the senior secured credit facilities, the receivables-based credit facility, the priority guarantee notes and certain other secured subsidiary debt.  As required by the definition of consolidated EBITDA in Clear Channel’s senior secured credit facilities, Clear Channel’s consolidated EBITDA for the preceding four quarters of $1.9 billion is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense), net plus share-based compensation and is further adjusted for the following items: (i) costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses and severance; (iii) non-cash charges; (iv) cash received from nonconsolidated affiliates; and (v) various other items.

The following table reflects a reconciliation of consolidated EBITDA (as defined by Clear Channel’s senior secured credit facilities) to operating income and net cash provided by operating activities for the year ended December 31, 2013:

Year Ended
(In Millions)	December 31, 2013
Consolidated EBITDA (as defined by Clear Channel’s senior secured credit facilities)	$1,939.7
Less adjustments to consolidated EBITDA (as defined by Clear Channel’s senior secured credit facilities):
Cost incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees, and other permitted activities	(77.5)
Extraordinary, non-recurring or unusual gains or losses or expenses and severance (as referenced in the definition of consolidated EBITDA in Clear Channel’s senior secured credit facilities)	(39.3)
Non-cash charges	(41.3)
Cash received from nonconsolidated affiliates	(20.0)
Other items	(19.3)
Less: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	(741.5)
Operating income	1,000.8
Plus: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	741.5
Less: Interest expense	(1,649.5)
Less: Current income tax expense	(36.4)
Plus: Other income (expense), net	(21.9)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	164.5
Change in assets and liabilities, net of assets acquired and liabilities assumed	13.9
Net cash provided by operating activities	$212.9

The maximum ratio under this financial covenant is currently set at 9:1 and reduces to 8.75:1 for the year ended December 31, 2014.  At December 31, 2013, the ratio was 6.3:1.

In addition, the senior secured credit facilities include negative covenants that, subject to significant exceptions, limit Clear Channel’s ability and the ability of its restricted subsidiaries to, among other things:

•         incur additional indebtedness;

•         create liens on assets;

•         engage in mergers, consolidations, liquidations and dissolutions;

•         sell assets;

•         pay dividends and distributions or repurchase Clear Channel’s capital stock;

•         make investments, loans, or advances;

•         prepay certain junior indebtedness;

•         engage in certain transactions with affiliates;

•         amend material agreements governing certain junior indebtedness; and

•         change lines of business.

The senior secured credit facilities include certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, the invalidity of material provisions of the senior secured credit facilities documentation, the failure of collateral under the security documents for the senior secured credit facilities, the failure of the senior secured credit facilities to be senior debt under the subordination provisions of certain of Clear Channel’s subordinated debt and a change of control. If an event of default occurs, the lenders under the senior secured credit facilities will be entitled to take various actions, including the acceleration of all amounts due under the senior secured credit facilities and all actions permitted to be taken by a secured creditor.

Receivables Based Credit Facility

As of December 31, 2013, Clear Channel had $247.0 million of borrowings outstanding under its receivables based credit facility.

The receivables based credit facility provides revolving credit commitments of $535.0 million, subject to a borrowing base. The borrowing base at any time equals 90% of the eligible accounts receivable of Clear Channel and certain of its subsidiaries. The receivables based credit facility includes a letter of credit sub-facility and a swingline loan sub-facility.

Clear Channel and certain subsidiary borrowers are the borrowers under the receivables based credit facility. Clear Channel has the ability to designate one or more of its restricted subsidiaries as borrowers under the receivables based credit facility. The receivables based credit facility loans and letters of credit are available in a variety of currencies including U.S. dollars, Euros, Pound, Sterling, and Canadian dollars.

Interest Rate and Fees

Borrowings under the receivables based credit facility bear interest at a rate per annum equal to an applicable margin plus, at Clear Channel’s option, either (i) a base rate determined by reference to the highest of (a) the prime rate of Citibank, N.A. and (b) the Federal Funds rate plus 0.50% or (ii) a Eurocurrency rate determined by reference to the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) for Eurodollar deposits for the interest period relevant to such borrowing. The applicable margin for borrowings under the receivables based credit facility ranges from 1.50% to 2.00% for Eurocurrency borrowings and from 0.50% to 1.00% for base-rate borrowings, depending on average excess availability under the receivables based credit facility during the prior fiscal quarter.

In addition to paying interest on outstanding principal under the receivables based credit facility, Clear Channel is required to pay a commitment fee to the lenders under the receivables based credit facility in respect of the unutilized commitments thereunder.  The commitment fee rate ranges from 0.25% to 0.375% per annum dependent upon average unused commitments during the prior quarter. Clear Channel must also pay customary letter of credit fees.

Maturity

Borrowings under the receivables based credit facility will mature, and lending commitments thereunder will terminate, on the fifth anniversary of the effectiveness of the receivables based credit facility (December 24, 2017), provided that, (a) the maturity date will be October 31, 2015 if on October 30, 2015, greater than $500.0 million in aggregate principal amount is owing under certain of Clear Channel’s term loan credit facilities, (b) the maturity date will be May 3, 2016 if on May 2, 2016 greater than $500.0 million aggregate principal amount of Clear Channel’s 10.75% senior cash pay notes due 2016 and 11.00%/11.75% senior toggle notes due 2016 are outstanding and (c) in the case of any debt under clauses (a) and (b) that is amended or refinanced in any manner that extends the maturity date of such debt to a date that is on or before the date that is five years after the effectiveness of the receivables based credit facility, the maturity date will be one day prior to the maturity date of such debt after giving effect to such amendment or refinancing if greater than $500,000,000 in aggregate principal amount of such debt is outstanding.

Prepayments

If at any time the sum of the outstanding amounts under the receivables based credit facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitments under the facility, Clear Channel will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess. Clear Channel may voluntarily repay outstanding loans under the receivables based credit facility at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency rate loans. Any voluntary prepayments Clear Channel makes will not reduce its commitments under the receivables based credit facility.

Guarantees and Security

The facility is guaranteed by, subject to certain exceptions, the guarantors of Clear Channel’s senior secured credit facilities. All obligations under the receivables based credit facility, and the guarantees of those obligations, are secured by a perfected security interest in all of Clear Channel’s and all of the guarantors’ accounts receivable and related assets and proceeds thereof that is senior to the security interest of Clear Channel’s senior secured credit facilities in such accounts receivable and related assets and proceeds thereof, subject to permitted liens, including prior liens permitted by the indenture governing certain of Clear Channel’s senior notes (the “legacy notes”), and certain exceptions.

Certain Covenants and Events of Default

If borrowing availability is less than the greater of (a) $50.0 million and (b) 10% of the aggregate commitments under the receivables based credit facility, in each case, for five consecutive business days (a “Liquidity Event”), Clear Channel will be required to comply with a minimum fixed charge coverage ratio of at least 1.00 to 1.00 for fiscal quarters ending on or after the occurrence of the Liquidity Event, and will be continued to comply with this minimum fixed charge coverage ratio until borrowing availability exceeds the greater of (x) $50.0 million and (y) 10% of the aggregate commitments under the receivables based credit facility, in each case, for 30 consecutive calendar days, at which time the Liquidity Event shall no longer be deemed to be occurring. In addition, the receivables based credit facility includes negative covenants that, subject to significant exceptions, limit Clear Channel’s ability and the ability of its restricted subsidiaries to, among other things:

•         incur additional indebtedness;

•         create liens on assets;

•         engage in mergers, consolidations, liquidations and dissolutions;

•         sell assets;

•         pay dividends and distributions or repurchase capital stock;

•         make investments, loans, or advances;

•         prepay certain junior indebtedness;

•         engage in certain transactions with affiliates;

•         amend material agreements governing certain junior indebtedness; and

•         change lines of business.

The receivables based credit facility includes certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments and a change of control. If an event of default occurs, the lenders under the receivables based credit facility will be entitled to take various actions, including the acceleration of all amounts due under Clear Channel’s receivables based credit facility and all actions permitted to be taken by a secured creditor.

9% Priority Guarantee Notes Due 2019

As of December 31, 2013, Clear Channel had outstanding $2.0 billion aggregate principal amount of 9.0% priority guarantee notes due 2019 (the “Priority Guarantee Notes due 2019”).

The Priority Guarantee Notes due 2019 mature on December 15, 2019 and bear interest at a rate of 9.0% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, which began on June 15, 2013. The Priority Guarantee Notes due 2019 are Clear Channel’s senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture. The Priority Guarantee Notes due 2019 and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) the capital stock of Clear Channel and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain legacy notes of Clear Channel), in each case equal in priority to the liens securing the obligations under Clear Channel’s senior secured credit facilities and Clear Channel’s priority guarantee notes due 2021, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing Clear Channel’s receivables based credit facility junior in priority to the lien securing Clear Channel’s obligations thereunder, subject to certain exceptions. In addition to the collateral granted to secure the Priority Guarantee Notes due 2019, the collateral agent and the trustee for the Priority Guarantee Notes due 2019 entered into an agreement with the administrative agent for the lenders under the senior secured credit facilities to turn over to the trustee under the Priority Guarantee Notes due 2019, for the benefit of the holders of the Priority Guarantee Notes due 2019, a pro rata share of any recovery received on account of the principal properties, subject to certain terms and conditions.

Clear Channel may redeem the Priority Guarantee Notes due 2019 at its option, in whole or part, at any time prior to July 15, 2015, at a price equal to 100% of the principal amount of the Priority Guarantee Notes due 2019 redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. Clear Channel may redeem the Priority Guarantee Notes due 2019, in whole or in part, on or after July 15, 2015, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.  Prior to July 15, 2015, Clear Channel may elect to redeem up to 40% of the aggregate principal amount of the

Priority Guarantee Notes due 2019 at a redemption price equal to 109.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the Priority Guarantee Notes due 2019 contains covenants that limit Clear Channel’s ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of Clear Channel’s existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of Clear Channel’s assets. The indenture contains covenants that limit our and Clear Channel’s ability and the ability of its restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the Priority Guarantee Notes due 2019. The indenture also provides for customary events of default.

9% Priority Guarantee Notes Due 2021

As of December 31, 2013, Clear Channel had outstanding $1.75 billion aggregate principal amount of 9.0% priority guarantee notes due 2021 (the “Priority Guarantee Notes due 2021”).

The Priority Guarantee Notes due 2021 mature on March 1, 2021 and bear interest at a rate of 9.0% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, which began on September 1, 2011. The Priority Guarantee Notes due 2021 are Clear Channel’s senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture. The Priority Guarantee Notes due 2021 and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) the capital stock of Clear Channel and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain legacy notes of Clear Channel), in each case equal in priority to the liens securing the obligations under Clear Channel’s senior secured credit facilities and the Priority Guarantee Notes due 2019, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing Clear Channel’s receivables based credit facility junior in priority to the lien securing Clear Channel’s obligations thereunder, subject to certain exceptions.

Clear Channel may redeem the Priority Guarantee Notes due 2021 at its option, in whole or part, at any time prior to March 1, 2016, at a price equal to 100% of the principal amount of the Priority Guarantee Notes due 2021 redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. Clear Channel may redeem the Priority Guarantee Notes due 2021, in whole or in part, on or after March 1, 2016, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.  At any time on or before March 1, 2014, Clear Channel may elect to redeem up to 40% of the aggregate principal amount of the Priority Guarantee Notes due 2021 at a redemption price equal to 109.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the Priority Guarantee Notes due 2021 contains covenants that limit Clear Channel’s ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of Clear Channel’s existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of Clear Channel’s assets. The indenture contains covenants that limit our and Clear Channel’s ability and the ability of its restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the Priority Guarantee Notes due 2021. The indenture also provides for customary events of default.

11.25% Priority Guarantee Notes Due 2021

As of December 31, 2013, Clear Channel had outstanding $575.0 million aggregate principal amount of 11.25% Priority Guarantee Notes due 2021 (the “11.25% Priority Guarantee Notes”).

The 11.25% Priority Guarantee Notes mature on March 1, 2021 and bear interest at a rate of 11.25% per annum, payable semi-annually on March 1 and September 1 of each year, which began on September 1, 2013. The 11.25% Priority Guarantee Notes are Clear Channel’s senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture governing such notes. The 11.25% Priority Guarantee Notes and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) the capital stock of Clear Channel and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing the legacy notes of Clear Channel), in each case equal in priority to the liens securing the obligations under Clear Channel’s senior secured credit facilities, Clear Channel’s Priority Guarantee Notes due 2021 and Clear Channel’s Priority Guarantee Notes due 2019, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing Clear Channel’s receivables based credit facility junior in priority to the lien securing Clear Channel’s obligations thereunder, subject to certain exceptions.

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

The indenture governing the 11.25% Priority Guarantee Notes contains covenants that limit Clear Channel’s ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) engage in certain transactions with affiliates; (v) create restrictions on dividends or other payments by the restricted subsidiaries; and (vi) merge, consolidate or sell substantially all of Clear Channel’s assets. The indenture contains covenants that limit our and Clear Channel’s ability and the ability of its restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the 11.25% Priority Guarantee Notes. The indenture also provides for customary events of default.

Subsidiary Senior Revolving Credit Facility Due 2018

During the third quarter of 2013, CCOH entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital, to issue letters of credit and for other general corporate purposes.  At December 31, 2013, there were no amounts outstanding under the revolving credit facility, and $34.1 million of letters of credit under the revolving credit facility, which reduce availability under the facility.

Senior Cash Pay Notes and Senior Toggle Notes

As of December 31, 2013, Clear Channel had outstanding $94.3 million aggregate principal amount of 10.75% senior cash pay notes due 2016 and $127.9 million aggregate principal amount of 11.00%/11.75% senior toggle notes due 2016.

The senior cash pay notes and senior toggle notes are unsecured and are guaranteed by us and each of Clear Channel’s existing and future material wholly-owned domestic restricted subsidiaries, subject to certain exceptions.  The senior cash pay notes and senior toggle notes mature on August 1, 2016 and the senior toggle notes may require a special redemption of up to $30.0 million on August 1, 2015.  Clear Channel may elect on each interest election date to pay all or 50% of such interest on the senior toggle notes in cash or by increasing the principal amount of the senior toggle notes or by issuing new senior toggle notes (such increase or issuance, “PIK Interest”).  Interest on the senior toggle notes payable in cash will accrue at a rate of 11.00% per annum and PIK Interest will accrue at a rate of 11.75% per annum.

Prior to August 1, 2012, Clear Channel was able to redeem some or all of the senior cash pay notes and senior toggle notes at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest thereon to the redemption date and an applicable premium, as described in the indenture governing such notes.  Since August 1, 2012, Clear Channel may redeem some or all of the senior cash pay notes and senior toggle notes at any time at the redemption prices set forth in the indenture governing such notes. If Clear Channel undergoes a change of control, sells certain its assets, or issues certain debt, it may be required to offer to purchase the senior cash pay notes and senior toggle notes from holders.

The senior cash pay notes and senior toggle notes are senior unsecured debt and rank equal in right of payment with all of Clear Channel’s existing and future senior debt. Guarantors of obligations under the senior secured credit facilities, the receivables based credit facility, the Priority Guarantee Notes due 2021, the Priority Guarantee Notes due 2019, and the 11.25% Priority Guarantee Notes guarantee the senior cash pay notes and senior toggle notes with unconditional guarantees that are unsecured and equal in right of payment to all existing and future senior debt of such guarantors, except that the guarantees are subordinated in right of payment only to the guarantees of obligations under the senior secured credit facilities, the receivables based credit facility, the Priority Guarantee Notes due 2021, the Priority Guarantee Notes due 2019, and the 11.25% Priority Guarantee Notes to the extent of the value of the assets securing such indebtedness. In addition, the senior cash pay notes and senior toggle notes and the guarantees are structurally senior to the Clear Channel senior notes and existing and future debt to the extent that such debt is not guaranteed by the guarantors of the senior cash pay notes and senior toggle notes. The senior cash pay notes and senior toggle notes and the guarantees are effectively subordinated to Clear Channel’s existing and future secured debt and that of the guarantors to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all obligations of subsidiaries that do not guarantee the senior cash pay notes and senior toggle notes.

On July 16, 2010, Clear Channel made the election to pay interest on the senior toggle notes entirely in cash, effective for the interest period commencing August 1, 2010, and has continued to pay interest in cash for each subsequent interest period.

As discussed under “Senior Notes due 2021” below, during 2013, Clear Channel exchanged a portion of the senior cash pay notes and senior toggle notes for Senior Notes due 2021.

Senior Notes due 2021

As of December 31, 2013, Clear Channel had outstanding approximately $1.4 billion of aggregate principal amount of Senior Notes due 2021 (net of $421.9 million principal amount issued to, and held by, a subsidiary of Clear Channel).

During the second quarter of 2013, Clear Channel completed an exchange offer with certain holders of its senior cash pay notes and senior toggle notes pursuant to which Clear Channel issued $1.2 billion aggregate principal amount (including $421.0 million principal amount issued to, and held by, a subsidiary of Clear Channel) of Senior Notes due 2021.  In the exchange offer, $348.1 million aggregate principal amount of senior cash pay notes was exchanged for $348.0 million aggregate principal amount of the Senior Notes due 2021, and $917.2 million aggregate principal amount of senior toggle notes was exchanged for $853.0 million aggregate principal amount of Senior Notes due 2021 and $64.2 million of cash, plus, in each case, cash in an amount equal to accrued and unpaid interest from the last interest payment date applicable on the senior cash pay notes and senior toggle notes to, but not including, the closing date of the exchange offer.  The Senior Notes due 2021 mature on February 1, 2021.  Interest on the Senior Notes due 2021 is payable semi-annually on February 1 and August 1 of each year, which began on August 1, 2013.  Interest on the Senior Notes due 2021 will be paid at the rate of (i) 12.0% per annum in cash and (ii) 2.0% per annum through the issuance of payment-in-kind notes (the “PIK Notes”).  Any PIK Notes issued in certificated form will be dated as of the applicable interest payment date and will bear interest from and after such date. All PIK Notes issued will mature on February 1, 2021 and have the same rights and benefits as the Senior Notes due 2021.  The Senior Notes due 2021 are fully and unconditionally guaranteed on a senior basis by the guarantors named in the indenture governing such notes.  The guarantee is structurally subordinated to all existing and future indebtedness and other liabilities of any subsidiary of the applicable subsidiary guarantor that is not also a guarantor of the Senior Notes due 2021.  The guarantees are subordinated to the guarantees of Clear Channel’s senior secured credit facility and certain other permitted debt, but rank equal to all other senior indebtedness of the guarantors.

During the fourth quarter of 2013, Clear Channel completed an additional exchange offer with certain remaining holders of the senior cash pay notes and senior toggle notes pursuant to which Clear Channel issued $622.5 million aggregate principal amount of Senior Notes due 2021.  In the exchange offer, $353.8 million aggregate principal amount of senior cash pay notes was exchanged for $389.2 million aggregate principal amount of Senior Notes due 2021 and $14.2 million in cash, and $212.1 million aggregate principal amount of senior toggle notes was exchanged for $233.3 million aggregate principal amount of Senior Notes due 2021 and $8.5 million in cash, plus, in each case, cash in an amount equal to accrued and unpaid interest on the senior cash pay notes and senior toggle notes was netted against cash due for accrued interest on the Senior Notes due 2021 since the previous interest payment date.

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

Clear Channel Senior Notes

As of December 31, 2013, Clear Channel had outstanding approximately $1.4 billion aggregate principal amount of senior notes outstanding (net of $288.5 million aggregate principal amount held by a subsidiary of Clear Channel).

The senior notes were the obligations of Clear Channel prior to the merger. The senior notes are senior, unsecured obligations that are effectively subordinated to Clear Channel’s secured indebtedness to the extent of the value of Clear Channel’s assets securing such indebtedness and are not guaranteed by any of Clear Channel’s subsidiaries and, as a result, are structurally subordinated to all indebtedness and other liabilities of Clear Channel’s subsidiaries.  The senior notes rank equally in right of payment with all of Clear Channel’s existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness.

CCWH Senior Notes

As of December 31, 2013, CCWH senior notes represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.75 million aggregate principal amount of Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes”).  The CCWH Senior Notes are guaranteed by CCOH, Clear Channel Outdoor, Inc. (“CCOI”) and certain of CCOH’s direct and indirect subsidiaries. The proceeds from the issuance of the CCWH Senior Notes were used to fund the repurchase of the Existing CCWH Senior Notes.

We capitalized $30.0 million in fees and expenses associated with the CCWH Senior Notes offering and an original issue discount of $7.4 million.  We are amortizing the capitalized fees and discount through interest expense over the life of the CCWH Senior Notes.

The CCWH Senior Notes are senior obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCWH and the guarantees of the CCWH Senior Notes rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors.  Interest on the CCWH Senior Notes is payable to the trustee weekly in arrears and to the noteholders on May 15 and November 15 of each year, which began on May 15, 2013.

At any time prior to November 15, 2017, CCWH may redeem the CCWH Senior Notes, in whole or in part, at a price equal to 100% of the principal amount of the CCWH Senior Notes plus a “make-whole” premium, together with accrued and unpaid interest, if any, to the redemption date. CCWH may redeem the CCWH Senior Notes, in whole or in part, on or after November 15, 2017, at the redemption prices set forth in the applicable indenture governing the CCWH Senior Notes plus accrued and unpaid interest to the redemption date. At any time on or before November 15, 2015, CCWH may elect to redeem up to 40% of the then outstanding aggregate principal amount of the CCWH Senior Notes at a redemption price equal to 106.500% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings, subject to certain restrictions. Notwithstanding the foregoing, neither CCOH nor any of its subsidiaries is permitted to make any purchase of, or otherwise effectively cancel or retire any Series A CCWH Senior Notes or Series B CCWH Senior Notes if, after giving effect thereto and, if applicable, any concurrent purchase of or other addition with respect to any Series B CCWH Senior Notes or Series A CCWH Senior Notes, as applicable, the ratio of (a) the outstanding aggregate principal amount of the Series A CCWH Senior Notes to (b) the outstanding aggregate principal amount of the Series B CCWH Senior Notes shall be greater than 0.25, subject to certain exceptions.

The indenture governing the Series A CCWH Senior Notes contains covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•         incur or guarantee additional debt to persons other than Clear Channel and its subsidiaries (other than CCOH) or issue certain preferred stock;

•         create liens on its restricted subsidiaries’ assets to secure such debt;

•         create restrictions on the payment of dividends or other amounts to CCOH from its restricted subsidiaries that are not guarantors of the CCWH Senior Notes;

•         enter into certain transactions with affiliates;

•         merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets; and

•         sell certain assets, including capital stock of its subsidiaries, to persons other than Clear Channel and its subsidiaries (other than CCOH).

In addition, the indenture governing the Series A CCWH Senior Notes provides that if CCWH (i) makes an optional redemption of the Series B CCWH Senior Notes or purchases or makes an offer to purchase the Series B CCWH Senior Notes at or above 100% of the principal amount thereof, then CCWH shall apply a pro rata amount to make an optional redemption or purchase a pro rata amount of the Series A CCWH Senior Notes or (ii) makes an asset sale offer under the indenture governing the Series B CCWH Senior Notes, then CCWH shall apply a pro rata amount to make an offer to purchase a pro rata amount of Series A CCWH Senior Notes.

The indenture governing the Series A CCWH Senior Notes does not include limitations on dividends, distributions, investments or asset sales.

The indenture governing the Series B CCWH Senior Notes contains covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•         incur or guarantee additional debt or issue certain preferred stock;

•         redeem, repurchase or retire CCOH’s subordinated debt;

•         make certain investments;

•         create liens on its or its restricted subsidiaries’ assets to secure debt;

•         create restrictions on the payment of dividends or other amounts to it from its restricted subsidiaries that are not guarantors of the CCWH Senior Notes;

•         enter into certain transactions with affiliates;

•         merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets;

•         sell certain assets, including capital stock of its subsidiaries;

•         designate its subsidiaries as unrestricted subsidiaries; and

•         pay dividends, redeem or repurchase capital stock or make other restricted payments.

The Series A CCWH Senior Notes indenture and Series B CCWH Senior Notes indenture restrict CCOH’s ability to incur additional indebtedness but permit CCOH to incur additional indebtedness based on an incurrence test.  In order to incur (i) additional indebtedness under this test, CCOH’s debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively,  and (ii) additional indebtedness that is subordinated to the CCWH Senior Notes under this test, CCOH’s debt to adjusted EBITDA ratios (as defined by the indentures) must not be lower than 7.0:1 for total debt.  The indentures contain certain other exceptions that allow CCOH to incur additional indebtedness. The Series B CCWH Senior Notes indenture also permits CCOH to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if its debt to adjusted EBITDA ratios (as defined by the indentures) are lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively. The Series A CCWH Senior Notes indenture does not limit CCOH’s ability to pay dividends.  The Series B CCWH Senior Notes indenture contains certain exceptions that allow CCOH to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by CCOH of amounts outstanding under the revolving promissory note issued by Clear Channel to CCOH.

CCWH Senior Subordinated Notes

As of December 31, 2013, CCWH Subordinated Notes represented $2.2 billion of aggregate principal amount of indebtedness outstanding, which consist of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes”).  Interest on the CCWH Subordinated Notes is payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year, which began on September 15, 2012.

The CCWH Subordinated Notes are CCWH’s senior subordinated obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by CCOH, CCOI and certain of CCOH’s other domestic subsidiaries. The CCWH Subordinated Notes are unsecured senior subordinated obligations that rank junior to all of CCWH’s existing and future senior debt, including the CCWH Senior Notes, equally with any of CCWH’s existing and future senior subordinated debt and ahead of all of CCWH’s existing and future debt that expressly provides that it is subordinated to the CCWH Subordinated Notes. The guarantees of the CCWH Subordinated Notes rank junior to each guarantor’s existing and future senior debt, including the  CCWH Senior Notes, equally with each guarantor’s existing and future senior subordinated debt and ahead of each guarantor’s existing and future debt that expressly provides that it is subordinated to the guarantees of the CCWH Subordinated Notes.

At any time prior to March 15, 2015, CCWH may redeem the CCWH Subordinated Notes, in whole or in part, at a price equal to 100% of the principal amount of the CCWH Subordinated Notes plus a “make-whole” premium, together with accrued and unpaid interest, if any, to the redemption date. CCWH may redeem the CCWH Subordinated Notes, in whole or in part, on or after March 15, 2015, at the redemption prices set forth in the applicable indenture governing the CCWH Subordinated Notes plus accrued and unpaid interest to the redemption date. At any time on or before March 15, 2015, CCWH may elect to redeem up to 40% of the then outstanding aggregate principal amount of the CCWH Subordinated Notes at a redemption price equal to 107.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings, subject to certain restrictions.  Notwithstanding the foregoing, neither CCOH nor any of its subsidiaries is permitted to make any purchase of, or otherwise effectively cancel or retire any Series A CCWH Subordinated Notes or Series B CCWH Subordinated Notes if, after giving effect thereto and, if applicable, any concurrent purchase of or other addition with respect to any Series B

CCWH Subordinated Notes or Series A CCWH Subordinated Notes, as applicable, the ratio of (a) the outstanding aggregate principal amount of the Series A CCWH Subordinated  Notes to (b) the outstanding aggregate principal amount of the Series B CCWH Subordinated Notes shall be greater than 0.25, subject to certain exceptions.

We capitalized $40.0 million in fees and expenses associated with the CCWH Subordinated Notes offering and are amortizing them through interest expense over the life of the CCWH Subordinated Notes.

The indenture governing the Series A CCWH Subordinated Notes contains covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•         incur or guarantee additional debt to persons other than Clear Channel and its subsidiaries (other than CCOH) or issue certain preferred stock;

•         create restrictions on the payment of dividends or other amounts to CCOH from its restricted subsidiaries that are not guarantors of the notes;

•         enter into certain transactions with affiliates;

•         merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of CCOH’s assets; and

•         sell certain assets, including capital stock of CCOH’s subsidiaries, to persons other than Clear Channel and its subsidiaries (other than CCOH).

In addition, the indenture governing the Series A CCWH Subordinated Notes provides that if CCWH (i) makes an optional redemption of the Series B CCWH Subordinated Notes or purchases or makes an offer to purchase the Series B CCWH Subordinated Notes at or above 100% of the principal amount thereof, then CCWH shall apply a pro rata amount to make an optional redemption or purchase a pro rata amount of the Series A CCWH Subordinated Notes or (ii) makes an asset sale offer under the indenture governing the Series B CCWH Subordinated Notes, then CCWH shall apply a pro rata amount to make an offer to purchase a pro rata amount of Series A CCWH Subordinated Notes.

The indenture governing the Series A CCWH Subordinated Notes does not include limitations on dividends, distributions, investments or asset sales.

The indenture governing the Series B CCWH Subordinated Notes contains covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•         incur or guarantee additional debt or issue certain preferred stock;

•         make certain investments;

•         create restrictions on the payment of dividends or other amounts to CCOH from its restricted subsidiaries that are not guarantors of the notes;

•         enter into certain transactions with affiliates;

•         merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of CCOH’s assets;

•         sell certain assets, including capital stock of CCOH’s subsidiaries;

•         designate CCOH’s subsidiaries as unrestricted subsidiaries; and

•         pay dividends, redeem or repurchase capital stock or make other restricted payments.

The Series A CCWH Subordinated Notes indenture and Series B CCWH Subordinated Notes indenture restrict CCOH’s ability to incur additional indebtedness but permit CCOH to incur additional indebtedness based on an incurrence test.  In order to incur additional indebtedness under this test, CCOH’s debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1.  The indentures contain certain other exceptions that allow CCOH to incur additional indebtedness. The Series B CCWH Subordinated Notes indenture also permits CCOH to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if its debt to adjusted EBITDA ratios (as defined by the indentures) is lower than 7.0:1.  The Series A CCWH Senior Subordinated Notes indenture does not limit CCOH’s ability to pay dividends.  The Series B CCWH Subordinated Notes indenture contains certain exceptions that allow CCOH to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by CCOH of amounts outstanding under the revolving promissory note issued by Clear Channel to CCOH.

With the proceeds of the CCWH Subordinated Notes (net of the initial purchasers’ discount of $33.0 million), CCWH loaned an aggregate amount equal to $2,167.0 million to CCOI. CCOI paid all other fees and expenses of the offering using cash on hand and, with the proceeds of the loans, made a special cash dividend to CCOH, which in turn made a special cash dividend on March 15, 2012 in an amount equal to $6.0832 per share to its Class A and Class B stockholders of record at the close of business on March 12, 2012, including Clear Channel Holdings, Inc. (“CC Holdings”) and CC Finco, LLC (“CC Finco”), both wholly-owned subsidiaries of ours.  Of the $2,170.4 million special cash dividend paid by CCOH, an aggregate of $1,925.7 million was distributed to CC Holdings and CC Finco, with the remaining $244.7 million distributed to other stockholders.  As a result, we recorded a reduction of $244.7 million in “Noncontrolling interest” on the consolidated balance sheet.

Refinancing Transactions

2011 Refinancing Transactions

In February 2011, Clear Channel amended its senior secured credit facilities and its receivables based facility and issued the Initial Priority Guarantee Notes due 2021. In June 2011, Clear Channel issued the Additional Priority Guarantee Notes due 2021 at an issue price of 93.845% of the principal amount. The Initial Priority Guarantee Notes due 2021 and the Additional Priority Guarantee Notes due 2021 have identical terms and are treated as a single class.

We capitalized $39.5 million in fees and expenses associated with the Initial Priority Guarantee Notes due 2021 offering and are amortizing them through interest expense over the life of the Initial Priority Guarantee Notes due 2021. We capitalized an additional $7.1 million in fees and expenses associated with the offering of the Additional Priority Guarantee Notes due 2021 and are amortizing them through interest expense over the life of the Additional Priority Guarantee Notes due 2021.

Clear Channel used the proceeds of the Initial Priority Guarantee Notes due 2021 offering to prepay $500.0 million of the indebtedness outstanding under its senior secured credit facilities. The $500.0 million prepayment was allocated on a ratable basis between outstanding term loans and revolving credit commitments under Clear Channel’s revolving credit facility.

Clear Channel obtained, concurrent with the offering of the Initial Priority Guarantee Notes due 2021, amendments to its credit agreements with respect to its senior secured credit facilities and its receivables based facility (revolving credit commitments under the receivables based facility were reduced from $783.5 million to $625.0 million), which were required as a condition to complete the offering. The amendments, among other things, permit Clear Channel to request future extensions of the maturities of its senior secured credit facilities, provide it with greater flexibility in the use of its accordion capacity, provide it with greater flexibility to incur new debt, provided that the proceeds from such new debt are used to pay down senior secured credit facility indebtedness, and provide greater flexibility for CCOH and its subsidiaries to incur new debt, provided that the net proceeds distributed to Clear Channel from the issuance of such new debt are used to pay down senior secured credit facility indebtedness.

Of the $703.8 million of proceeds from the issuance of the Additional Priority Guarantee Notes due 2021 ($750.0 million aggregate principal amount net of $46.2 million of discount), Clear Channel used $500.0 million for general corporate purposes (to replenish cash on hand that was previously used to pay senior notes at maturity on March 15, 2011 and May 15, 2011) and used the remaining $203.8 million to repay at maturity a portion of Clear Channel’s 5% senior notes that matured in March 2012.

2012 Refinancing Transactions

In March 2012, CCWH issued $275.0 million aggregate principal amount of the Series A CCWH Subordinated Notes and $1,925.0 million aggregate principal amount of the Series B CCWH Subordinated Notes and in connection therewith, CCOH distributed a dividend of $6.0832 per share to its stockholders of record. Using the CCOH dividend proceeds distributed to our wholly-owned subsidiaries, together with cash on hand, Clear Channel repaid $2,096.2 million of indebtedness under its senior secured credit facilities.

In November 2012, CCWH issued $735.75 million aggregate principal amount of the Series A CCWH Senior Notes, which were issued at an issue price of 99.0% of par, and $1,989.25 million aggregate principal amount of the Series B CCWH Senior Notes, which were issued at par.  CCWH used the net proceeds from the offering of the CCWH Senior Notes, together with cash on hand, to fund the tender offer for and redemption of the Existing CCWH Senior Notes.

During December 2012, Clear Channel exchanged $2.0 billion aggregate principal amount of term loans under its senior secured credit facilities for a like principal amount of newly issued Clear Channel Priority Guarantee Notes due 2019. The exchange offer, which was offered to eligible existing lenders under Clear Channel’s senior secured credit facilities, was exempt from registration under the Securities Act of 1933, as amended.  We capitalized $11.9 million in fees and expenses associated with the offering and are amortizing them through interest expense over the life of the notes.

2013 Refinancing Transactions

In February 2013, Clear Channel issued $575.0 million aggregate principal amount of the outstanding 11.25% Priority Guarantee Notes and used the net proceeds of such notes, together with the proceeds of borrowings under its receivables based credit facility and cash on hand, to prepay all $846.9 million of loans outstanding under its Term Loan A and to pay related fees and expenses.

During June 2013, Clear Channel amended its senior secured credit facility by extending a portion of Term Loan B and Term Loan C loans due 2016 through the creation of a new $5.0 billion Term Loan D due January 30, 2019. The amendment also permitted Clear Channel to make applicable high yield discount obligation catch-up payments beginning in May 2018 with respect to the new Term Loan D and any notes issued in connection with Clear Channel’s exchange of its outstanding 10.75% senior cash pay notes due 2016 and 11.00%/11.75% senior toggle notes due 2016.

During June 2013, Clear Channel exchanged $348.1 million aggregate principal amount of senior cash pay notes for $348.0 million aggregate principal amount of the Senior Notes due 2021 and $917.2 million aggregate principal amount of senior toggle notes (including $452.7 million aggregate principal amount held by a subsidiary of Clear Channel) for $853.0 million aggregate principal amount of Senior Notes due 2021 (including $421.0 million aggregate principal amount issued to the subsidiary of Clear Channel) and $64.2 million of cash (including $31.7 million of cash paid to the subsidiary of Clear Channel), pursuant to the exchange offer.  In connection with the exchange offer and the senior secured credit facility amendment, both of which were accounted for as modifications of existing debt in accordance with ASC 470-50, we incurred expenses of $17.9 million which are included in “Other income (expenses), net”.

Further, in December 2013, Clear Channel exchanged an additional $353.8 million aggregate principal amount of senior cash pay notes for $389.2 million aggregate principal amount of the Senior Notes due 2021 and $14.2 million of cash as well as an additional $212.1 million aggregate principal amount of senior toggle notes for $233.3 million aggregate principal amount of Senior Notes due 2021 and $8.5 million of cash, pursuant to the exchange offer.  In connection with the exchange offer, which was accounted for as extinguishment of existing debt in accordance with ASC 470-50, we incurred expenses of $84.0 million, which are included in “Loss on extinguishment of debt”.

In addition, during December 2013, Clear Channel amended its senior secured credit facility by extending a portion of Term Loan B and Term Loan C loans due 2016 through the creation of a new $1.3 billion Term Loan E due July 30, 2019.  In connection with the senior secured credit facility amendment, which was accounted for as modifications of existing debt, we incurred expenses of $5.5 million which are included in “Other income (expenses), net”.

Dispositions and Other

2013

During 2013, our Americas outdoor segment divested certain outdoor advertising assets in Times Square for approximately $18.7 million resulting in a gain of $12.2 million.  In addition, our CCME segment exercised a put option that sold five radio stations in the Green Bay market for approximately $17.6 million and recorded a gain of $0.5 million.  These net gains are included in “Other operating income, net.”

We sold our shares of Sirius XM Radio, Inc. for $135.5 million and recognized a gain on the sale of securities of $130.9 million.  This net gain is included in “Gain on sale of marketable securities.”

2012

During 2012, our International outdoor segment sold its international neon business and its outdoor advertising business in Romania, resulting in an aggregate gain of $39.7 million included in “Other operating income, net.”

2011

During 2011, we divested and exchanged 27 radio stations for approximately $22.7 million and recorded a loss of $0.5 million in “Other operating income, net.”

Uses of Capital

Debt Repurchases, Maturities and Other

2013

During August 2013, Clear Channel made a $25.3 million scheduled applicable high-yield discount obligation payment to the holders of the senior toggle notes.

During February 2013, using the proceeds from the issuance of the 11.25% Priority Guarantee Notes along with borrowings under the receivables based credit facility of $269.5 million and cash on hand, Clear Channel prepaid all $846.9 million outstanding under its Term Loan A under its senior secured credit facilities.  We recorded a loss of $3.9 million in “Loss on extinguishment of debt” related to the accelerated expensing of loan fees.

During January 2013, Clear Channel repaid its 5.75% senior notes at maturity for $312.1 million (net of $187.9 million principal amount repaid to a subsidiary of Clear Channel with respect to notes repurchased and held by such entity), plus accrued interest, using cash on hand.

2012

During November 2012, CCWH repurchased $1,724.7 million aggregate principal amount of the Existing CCWH Senior Notes in a tender offer for the Existing CCWH Senior Notes.  Simultaneously with the early settlement of the tender offer, CCWH called for redemption all of the remaining $775.3 million aggregate principal amount of Existing CCWH Senior Notes that were not purchased on the early settlement date of the tender offer.  In connection with the redemption, CCWH satisfied and discharged its obligations under the Existing CCWH Senior Notes indentures by depositing with the trustee sufficient funds to pay the redemption price, plus accrued and unpaid interest on the remaining outstanding Existing CCWH Senior Notes to, but not including, the December 19, 2012 redemption date.

During October 2012, Clear Channel consummated a private exchange offer of $2.0 billion aggregate principal amount of term loans under its senior secured credit facilities for a like principal amount of newly issued Priority Guarantee Notes due 2019.  The exchange offer was available only to eligible lenders under the senior secured credit facilities, and the Priority Guarantee Notes due 2019 were offered only in reliance on exemptions from registration under the Securities Act of 1933, as amended.

In connection with the issuance of the CCWH Subordinated Notes, CCOH paid the $2,170.4 million CCOH dividend on March 15, 2012 to its Class A and Class B stockholders, consisting of $1,925.7 million distributed to CC Holdings and CC Finco and $244.7 million distributed to other stockholders. In connection with the Subordinated Notes issuance and CCOH dividend, Clear Channel repaid indebtedness under its senior secured credit facilities in an amount equal to the aggregate amount of dividend proceeds distributed to CC Holdings and CC Finco, or $1,925.7 million.  Of this amount, a prepayment of $1,918.1 million was applied to indebtedness outstanding under Clear Channel’s revolving credit facility, thus permanently reducing the revolving credit commitments under Clear Channel’s revolving credit facility to $10.0 million.  During the fourth quarter of 2012, the revolving credit facility was permanently paid off and terminated using available cash on hand.  The remaining $7.6 million prepayment was allocated on a pro rata basis to Clear Channel’s term loan facilities.

In addition, on March 15, 2012, using cash on hand, Clear Channel made voluntary prepayments under its senior secured credit facilities in an aggregate amount equal to $170.5 million, as follows: (i) $16.2 million under its Term Loan A due 2014, (ii) $129.8 million under its Term Loan B due 2016, (iii) $10.0 million under its Term Loan C due 2016 and (iv) $14.5 million under its delayed draw term loans due 2016. In connection with the prepayments on Clear Channel’s senior secured credit facilities, we recorded a loss of $15.2 million in “Loss on extinguishment of debt” related to the accelerated expensing of loan fees.

During March 2012, Clear Channel repaid its 5.0% senior notes at maturity for $249.9 million (net of $50.1 million principal amount repaid to a subsidiary of Clear Channel with respect to notes repurchased and held by such entity), plus accrued interest, using a portion of the proceeds from the June 2011 offering of the Additional Notes, along with cash on hand.

2011

During 2011, CC Finco repurchased certain of Clear Channel’s outstanding senior notes through open market repurchases as shown in the table below.  Notes repurchased and held by CC Finco are eliminated in consolidation.

(In thousands)	Year Ended December 31,
2011
CC Finco, LLC
Principal amount of debt repurchased	$80,000
Purchase accounting adjustments(1)	(20,476)
Gain recorded in "Loss on extinguishment of debt"(2)	(4,274)
Cash paid for repurchases of long-term debt	$55,250

(1)        Represents unamortized fair value purchase accounting discounts recorded as a result of the merger.

(2)        CC Finco repurchased certain of Clear Channel’s senior notes at a discount, resulting in a gain on the extinguishment of debt.

During 2011, Clear Channel repaid its 6.25% senior notes at maturity for $692.7 million (net of $57.3 million principal amount repaid to a subsidiary of Clear Channel with respect to notes repurchased and held by such entity), plus accrued interest, using a portion of the proceeds from the February 2011 offering of the Initial Notes, along with available cash on hand. Clear Channel also repaid its 4.4% senior notes at maturity for $140.2 million (net of $109.8 million principal amount repaid to a subsidiary of Clear Channel with respect to notes repurchased and held by such entity), plus accrued interest, with available cash on hand.  Prior to, and in connection with the June 2011 offering, Clear Channel repaid all amounts outstanding under its receivables based credit facility on June 8, 2011, using cash on hand. This voluntary repayment did not reduce the commitments under this facility and Clear Channel may reborrow amounts under this facility at any time.  In addition, on June 27, 2011, Clear Channel made a voluntary payment of $500.0 million on its revolving credit facility.  Furthermore, CC Finco repurchased $80.0 million aggregate principal amount of Clear Channel’s outstanding 5.5% senior notes due 2014 for $57.1 million, including accrued interest, through an open market purchase.

Capital Expenditures

Capital expenditures for the years ended December 31, 2013, 2012 and 2011 were as follows:

(In millions)	Years Ended December 31,
	2013	2012	2011
CCME	$75.8	$65.8	$50.2
Americas outdoor advertising	89.0	117.7	122.5
International outdoor advertising	108.5	150.1	166.0
Corporate and Other	51.2	56.7	25.3
Total capital expenditures	$324.5	$390.3	$364.0

Our capital expenditures are not of significant size individually and primarily relate to the ongoing deployment of digital displays and recurring maintenance in our Americas outdoor segment as well as new billboard and street furniture contracts and renewals of existing contracts in our International outdoor segment, studio and broadcast equipment at CCME and software at Corporate.

Dividends

We have not declared any dividend on our limited liability company interests since our formation.  Clear Channel’s debt financing arrangements include restrictions on its ability to pay dividends as described in this MD&A, which in turn affects our ability to pay dividends.

Acquisitions

During 2012, we completed the acquisition of WOR-AM in New York City for $30.0 million and WFNX in Boston for $14.5 million.  These acquisitions resulted in an aggregate increase of $5.3 million to property plant and equipment, $15.2 million to intangible assets and $24.7 million to goodwill, in addition to $0.7 million of assumed liabilities.

During 2011, we completed our traffic acquisition for $24.3 million to add a complementary traffic operation to our existing traffic business. Immediately after closing, the acquired subsidiaries repaid pre-existing, intercompany debt owed in the amount of $95.0 million.  During 2011, we also acquired Brouwer & Partners, a street furniture business in Holland, for $12.5 million.

Stock Purchases

On August 9, 2010, Clear Channel announced that its board of directors approved a stock purchase program under which Clear Channel or its subsidiaries may purchase up to an aggregate of $100 million of the Class A common stock of CCMH and/or the Class A common stock of CCOH. The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at Clear Channel’s discretion. During 2011, CC Finco purchased 1,553,971 shares of CCOH’s Class A common stock through open market purchases for approximately $16.4 million.  During 2012, CC Finco purchased 111,291 shares of CCMH’s Class A common stock for $692,887.

Certain Relationships with the Sponsors

Clear Channel is party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  During the years ended December 31, 2013, 2012 and 2011, we recognized management fees and reimbursable expenses of $15.8 million, $15.9 million and $15.7 million, respectively.

CCOH Dividend

In connection with the cash management arrangements for CCOH, Clear Channel maintains an intercompany revolving promissory note payable by Clear Channel to CCOH (the “Note”), which consists of the net activities resulting from day-to-day cash management services provided by Clear Channel to CCOH.  As of December 31, 2013, the balance of the Note was $879.1 million, all of which is payable on demand.  The Note is eliminated in consolidation in our consolidated financial statements.

The Note was the subject of derivative litigation filed in the Delaware Court of Chancery by stockholders of CCOH, which was settled on September 9, 2013.  On October 19, 2013, in accordance with the terms of the settlement, CCOH’s board of directors notified Clear Channel of its intent to make a demand for repayment of $200 million outstanding under the Note on November 8, 2013 and declared a dividend of $200 million, which was conditioned upon Clear Channel having satisfied such demand.  As the indirect parent of CCOH, Clear Channel received approximately 88% of the proceeds from such dividend through its wholly-owned subsidiaries.  The remaining approximately 12% of the proceeds from the dividend, or approximately $24 million, was paid to the public stockholders of CCOH and is accounted for as a “Dividend and other payments to noncontrolling interests” in our consolidated financial statements.  Clear Channel funded the net payment of this $24 million with cash on hand.

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

Commitments, Contingencies and Guarantees

We are currently involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued our estimate of the probable costs for resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.  Please refer to Item 3. “Legal Proceedings” within Part I of this Annual Report on Form 10-K.

Certain agreements relating to acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies generally over a one to five-year period.  The aggregate of these contingent payments, if performance targets are met, would not significantly impact our financial position or results of operations.

In addition to our scheduled maturities on our debt, we have future cash obligations under various types of contracts.  We lease office space, certain broadcast facilities, equipment and the majority of the land occupied by our outdoor advertising structures under long-term operating leases.  Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance.

We have minimum franchise payments associated with non-cancelable contracts that enable us to display advertising on such media as buses, trains, bus shelters and terminals.  The majority of these contracts contain rent provisions that are calculated as the greater of a percentage of the relevant advertising revenue or a specified guaranteed minimum annual payment.  Also, we have non-cancelable contracts in our radio broadcasting operations related to program rights and music license fees.

In the normal course of business, our broadcasting operations have minimum future payments associated with employee and talent contracts.  These contracts typically contain cancellation provisions that allow us to cancel the contract with good cause.

The scheduled maturities of Clear Channel’s senior secured credit facilities, receivables based facility, senior cash pay and senior toggle notes, other long-term debt outstanding, and our future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts, payments under employment/talent contracts, capital expenditure commitments, priority guarantee notes and other long-term obligations as of December 31, 2013 are as follows:

(In thousands)	Payments due by Period
Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Long-term Debt:
Secured Debt	$12,818,693	$22,948	$1,918,916	$247,158	$10,629,671
Senior Cash Pay and Senior Toggle Notes	222,245	-	222,245	-	-
Senior Notes	1,404,202	-	-	-	1,404,202
Clear Channel Senior Notes	1,436,455	461,455	500,000	175,000	300,000
CCWH Senior Notes	2,200,000	-	-	-	2,200,000
CCWH Senior Subordinated Notes	2,725,000	-	-	-	2,725,000
Other Long-term Debt	10	10	-	-	-
Interest payments on long-term debt (1)	9,683,364	1,558,479	2,975,083	2,827,224	2,322,578
Non-cancelable operating leases	2,926,122	401,390	687,220	492,785	1,344,727
Non-cancelable contracts	2,038,255	533,454	764,079	201,398	539,324
Employment/talent contracts	274,620	84,009	148,993	41,618	-
Capital expenditures	111,751	44,224	41,389	2,606	23,532
Unrecognized tax benefits (2)	142,658	11,643	-	-	131,015
Other long-term obligations (3)	322,534	5,107	72,893	21,428	223,106
Total	$36,305,909	$3,122,719	$7,330,818	$4,009,217	$21,843,155

(1)     Interest payments on the senior secured credit facilities assume the obligations are repaid in accordance with the amortization schedule as discussed elsewhere in this MD&A and the interest rate is held constant over the remaining term.

(2)     The non-current portion of the unrecognized tax benefits is included in the “Thereafter” column as we cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time.

(3)     Other long-term obligations consist of $59.1 million related to asset retirement obligations recorded pursuant to ASC 410-20, which assumes the underlying assets will be removed at some period over the next 50 years. Also included are $48.6 million of contract payments in our syndicated radio and media representation businesses and $214.8 million of various other long-term obligations.

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

Interest Rate Risk

A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. At December 31, 2013, approximately 41% of our aggregate principal amount of long-term debt bears interest at floating rates. Assuming the current level of borrowings and assuming a 30% change in LIBOR, it is estimated that our interest expense for the year ended December 31, 2013 would have changed by $4.2 million.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net loss of $49.6 million for the year ended December 31, 2013.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss for the year ended December 31, 2013 by $5.0 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the year ended December 31, 2013 would have increased our net loss by a corresponding amount.

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

New Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. Under the revised guidance, entities are permitted to designate the Fed Funds effective Swap Rate, also referred to as the overnight index swap rate, as a benchmark interest rate. In addition, the ASU removes the restriction on using different benchmark interest rates for similar hedges. The amendments became effective for any qualifying new or designated hedging relationships entered into on or after July 17, 2013. We do not expect the provisions of ASU 2013-10 to have a material effect on our financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under the revised guidance, public and non-public companies are required to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements in a single note or on the face of the financial statements. Public companies are also required to provide this information in their interim statements. The standard is effective prospectively for public entities for fiscal years, and interim periods with those years, beginning after December 15, 2012. The provisions of ASU 2013-02 did not have a material effect on our financial statement disclosures.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. Under the revised guidance, new balance sheet offsetting disclosures are limited to the following financial instruments, to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement, recognized derivative instruments accounted for under ASC 815, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions. Entities are required to apply the ASU for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The provisions of ASU 2013-01 did not have a material effect on our financial statement disclosures.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements. Under the revised guidance, changes were made to clarify the FASB Accounting Standards Codification (the “Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  Additionally, the amendments will make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The provisions of ASU 2012-04 did not have a material effect on our financial statement disclosures.

Critical Accounting Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material.  Our significant accounting policies are discussed in the notes to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.  Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.  The following narrative describes these critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions.

Allowance for Doubtful Accounts

We evaluate the collectability of our accounts receivable based on a combination of factors.  In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected.  For all other customers, we recognize reserves for bad debt based on historical experience for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions.

If our agings were to improve or deteriorate resulting in a 10% change in our allowance, we estimated that our bad debt expense for the year ended December 31, 2013 would have changed by approximately $4.8 million and our net loss for the same period would have changed by approximately $3.0 million.

Long-lived Assets

Long-lived assets, including structures and other property, plant and equipment and definite-lived intangibles, are reported at historical cost less accumulated depreciation. We estimate the useful lives for various types of advertising structures and other long-lived assets based on our historical experience and our plans regarding how we intend to use those assets. Advertising structures have different lives depending on their nature, with large format bulletins generally having longer depreciable lives and posters and other displays having shorter depreciable lives. Street furniture and transit displays are depreciated over their estimated useful lives or appropriate contractual periods, whichever is shorter. Our experience indicates that the estimated useful lives applied to our portfolio of assets have been reasonable, and we do not expect significant changes to the estimated useful lives of our long-lived assets in the future. When we determine that structures or other long-lived assets will be disposed of prior to the end of their useful lives, we estimate the revised useful lives and depreciate the assets over the revised period. We also review long-lived assets for impairment when events and circumstances indicate that depreciable and amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.

We use various assumptions in determining the remaining useful lives of assets to be disposed of prior to the end of their useful lives and in determining the current fair market value of long-lived assets that are determined to be unrecoverable. Estimated useful lives and fair values are sensitive to factors including contractual commitments, regulatory requirements, future expected cash flows, industry growth rates and discount rates, as well as future salvage values. Our impairment loss calculations require management to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations.

Indefinite-lived Intangible Assets

In connection with the Merger Agreement pursuant to which CCMH acquired Clear Channel, we allocated the purchase price to all of our assets and liabilities at estimated fair values, including our FCC licenses and our billboard permits.  Indefinite-lived intangible assets, such as our FCC licenses and our billboard permits, are reviewed annually for possible impairment using the direct valuation method as prescribed in ASC 805-20-S99.  Under the direct valuation method, the estimated fair value of the indefinite-lived intangible assets was calculated at the market level as prescribed by ASC 350-30-35.Under the direct valuation method, it is assumed that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch.  Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value.  Initial capital costs are deducted from the discounted cash flows model which results in value that is directly attributable to the indefinite-lived intangible assets.

Our key assumptions using the direct valuation method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values.  This data is populated using industry normalized information representing an average asset within a market.

On October 1, 2013, we performed our annual impairment test in accordance with ASC 350-30-35 and recognized aggregate impairment charges of $2.5 million related to permits in certain markets in our Americas outdoor business and $2.5 million related to FCC Licenses in our CCME business.

In determining the fair value of our FCC licenses, the following key assumptions were used:

▪  Revenue growth, forecast and published by BIA Financial Network, Inc. (“BIA”) varying by market, was used for the initial four-year period;

▪  2% revenue growth was assumed beyond the initial four-year period;

▪  Revenue was grown proportionally over a build-up period, reaching market revenue forecast by year 3;

▪  Operating margins of 12.5% in the first year gradually climb to the industry average margin in year 3 of up to 30.8%, depending on market size by year 3; and

▪  Assumed discount rates of 9.5% for the 13 largest markets and 10.0% for all other markets.

In determining the fair value of our billboard permits, the following key assumptions were used:

▪  Industry revenue growth forecast at 3.6% was used for the initial four-year period;

▪  3% revenue growth was assumed beyond the initial four-year period;

▪  Revenue was grown over a build-up period, reaching maturity by year 2;

▪  Operating margins gradually climb to the industry average margin of up to 55%, depending on market size, by year 3; and

▪  Assumed discount rate of 9.0%.

While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the fair value of our indefinite-lived intangible assets, it is possible a material change could occur.  If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future.  The following table shows the change in the fair value of our indefinite-lived intangible assets that would result from a 100 basis point decline in our discrete and terminal period revenue growth rate and profit margin assumptions and a 100 basis point increase in our discount rate assumption:

(In thousands)	Revenue	Profit	Discount
Description	Growth Rate	Margin	Rates
FCC license	$450,232	$151,554	$475,702
Billboard permits	$720,800	$140,100	$724,900

The estimated fair value of our FCC licenses and billboard permits at October 1, 2013 was $3.3 billion and $2.3 billion, respectively, while the carrying value was $2.4 billion and $1.1 billion, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations.  We test goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired.  The fair value of our reporting units is used to apply value to the net assets of each reporting unit.  To the extent that the carrying amount of net assets would exceed the fair value, an impairment charge may be required to be recorded.

The discounted cash flow approach we use for valuing goodwill as part of the two-step impairment testing approach involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate.  Terminal values are also estimated and discounted to their present value.

On October 1, 2013, we performed our annual impairment test in accordance with ASC 350-30-35, resulting in an impairment charge of $10.7 million related to one market in our International outdoor segment. In determining the fair value of our reporting units, we used the following assumptions:

▪  Expected cash flows underlying our business plans for the periods 2013 through 2017. Our cash flow assumptions are based on detailed, multi-year forecasts performed by each of our operating segments, and reflect the advertising outlook across our businesses.

▪  Cash flows beyond 2017 are projected to grow at a perpetual growth rate, which we estimated at 2% for our CCME segment, 3% for our Americas outdoor and International outdoor segments, and approximately 6.6% for our Other segment.

▪  In order to risk adjust the cash flow projections in determining fair value, we utilized a discount rate of approximately 9.0% to 12.0% for each of our reporting units.

Based on our annual assessment using the assumptions described above, a hypothetical 25% reduction in the estimated fair value in each of our reporting units would not result in a material impairment condition.

While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the estimated fair value of our reporting units, it is possible a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future. The following table shows the decline in the fair value of each of our reportable segments that would result from a 100 basis point decline in our discrete and terminal period revenue growth rate and profit margin assumptions and a 100 basis point increase in our discount rate assumption:

(In millions)	Revenue	Profit	Discount
Description	Growth Rate	Margin	Rates
CCME	$1,360,000	$320,000	$1,290,000
Americas Outdoor	$610,000	$150,000	$580,000
International Outdoor	$350,000	$200,000	$330,000

Tax Accruals

Our estimates of income taxes and the significant items giving rise to the deferred tax assets and liabilities are shown in the notes to our consolidated financial statements and reflect our assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and probability of these estimates. Actual income taxes could vary from these estimates due to future changes in income tax law or results from the final review of our tax returns by Federal, state or foreign tax authorities.

We use our judgment to determine whether it is more likely than not that we will sustain positions that we have taken on tax returns and, if so, the amount of benefit to initially recognize within our financial statements.  We regularly review our uncertain tax positions and adjust our unrecognized tax benefits (UTBs) in light of changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law.  These adjustments to our UTBs may affect our income tax expense.  Settlement of uncertain tax positions may require use of our cash.

Litigation Accruals

We are currently involved in certain legal proceedings.  Based on current assumptions, we have accrued an estimate of the probable costs for the resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated.  Future results of operations could be materially affected by changes in these assumptions or the effectiveness of our strategies related to these proceedings.

Management’s estimates used have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.

Insurance Accruals

We are currently self-insured beyond certain retention amounts for various insurance coverages, including general liability and property and casualty.  Accruals are recorded based on estimates of actual claims filed, historical payouts, existing insurance coverage and projected future development of costs related to existing claims. Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of December 31, 2013.

If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.  A 10% change in our self-insurance liabilities at December 31, 2013 would have affected our net loss by approximately $2.2 million for the year ended December 31, 2013.

Asset Retirement Obligations

ASC 410-20 requires us to estimate our obligation upon the termination or nonrenewal of a lease, to dismantle and remove our billboard structures from the leased land and to reclaim the site to its original condition.

Due to the high rate of lease renewals over a long period of time, our calculation assumes all related assets will be removed at some period over the next 50 years.  An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site.  The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk-adjusted credit rate for the same period.  If our assumption of the risk-adjusted credit rate used to discount current year additions to the asset retirement obligation decreased approximately 1%, our liability as of December 31, 2013 would not be materially impacted.  Similarly, if our assumption of the risk-adjusted credit rate increased approximately 1%, our liability would not be materially impacted.

Share-Based Compensation

Under the fair value recognition provisions of ASC 718-10, share-based compensation cost is measured at the grant date based on the fair value of the award.  Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors. If actual results differ significantly from these estimates, our results of operations could be materially impacted.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

Required information is located within Item 7 of Part II of this Annual Report on Form 10-K.

ITEM 8.  Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

The consolidated financial statements and notes related thereto were prepared by and are the responsibility of management.  The financial statements and related notes were prepared in conformity with U.S. generally accepted accounting principles and include amounts based upon management’s best estimates and judgments.

It is management’s objective to ensure the integrity and objectivity of its financial data through systems of internal controls designed to provide reasonable assurance that all transactions are properly recorded in our books and records, that assets are safeguarded from unauthorized use and that financial records are reliable to serve as a basis for preparation of financial statements.

The financial statements have been audited by our independent registered public accounting firm, Ernst & Young LLP, to the extent required by auditing standards of the Public Company Accounting Oversight Board (United States) and, accordingly, they have expressed their professional opinion on the financial statements in their report included herein.

The Board of Directors meets with the independent registered public accounting firm and management periodically to satisfy itself that they are properly discharging their responsibilities.  The independent registered public accounting firm has unrestricted access to the Board, without management present, to discuss the results of their audit and the quality of financial reporting and internal accounting controls.

/s/ Robert W. Pittman

Chairman and Chief Executive Officer

/s/ Richard J. Bressler

President and Chief Financial Officer

/s/ Scott D. Hamilton

Senior Vice President and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm
The Board of Managers and Member Clear Channel Capital I, LLC

We   We have audited the accompanying consolidated balance sheets of Clear Channel Capital I, LLC and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, changes in member’s deficit and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clear Channel Capital I, LLC and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Antonio, Texas
February 20, 2014

CONSOLIDATED BALANCE SHEETS OF
CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

(In thousands)	December 31,	December 31,
	2013	2012
CURRENT ASSETS
Cash and cash equivalents	$708,151	$1,225,010
Accounts receivable, net of allowance of $48,401 in 2013 and $55,917 in 2012	1,454,346	1,440,169
Prepaid expenses	189,640	187,639
Other current assets	161,157	134,935
Total Current Assets	2,513,294	2,987,753
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,765,510	1,890,693
Other property, plant and equipment, net	1,132,120	1,146,161
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,416,406	2,423,979
Indefinite-lived intangibles - permits	1,067,783	1,070,720
Other intangibles, net	1,466,546	1,740,792
Goodwill	4,202,187	4,216,085
OTHER ASSETS
Other assets	533,456	816,530
Total Assets	$15,097,302	$16,292,713
CURRENT LIABILITIES
Accounts payable	$131,370	$133,226
Accrued expenses	807,210	776,055
Accrued interest	194,844	180,572
Deferred income	172,434	172,672
Other current liabilities	-	137,889
Current portion of long-term debt	453,734	381,728
Total Current Liabilities	1,759,592	1,782,142
Long-term debt	20,030,479	20,365,369
Deferred income taxes	1,537,820	1,689,876
Other long-term liabilities	466,046	450,517
Commitments and contingent liabilities (Note 7)
MEMBER'S DEFICIT
Noncontrolling interest	245,531	303,997
Member's interest	2,142,536	2,135,842
Accumulated deficit	(10,888,629)	(10,281,746)
Accumulated other comprehensive loss	(196,073)	(153,284)
Total Member's Deficit	(8,696,635)	(7,995,191)
Total Liabilities and Member's Deficit	$15,097,302	$16,292,713

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS OF
CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

(In thousands)	Years Ended December 31,
	2013	2012	2011

Revenue	$6,243,044	$6,246,884	$6,161,352
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,543,419	2,494,241	2,504,467
Selling, general and administrative expenses (excludes depreciation and amortization)	1,649,861	1,666,418	1,604,524
Corporate expenses (excludes depreciation and amortization)	324,182	297,366	239,399
Depreciation and amortization	730,828	729,285	763,306
Impairment charges	16,970	37,651	7,614
Other operating income, net	22,998	48,127	12,682
Operating income	1,000,782	1,070,050	1,054,724
Interest expense	1,649,451	1,549,023	1,466,246
Gain (loss) on marketable securities	130,879	(4,580)	(4,827)
Equity in earnings (loss) of nonconsolidated affiliates	(77,696)	18,557	26,958
Loss on extinguishment of debt	(87,868)	(254,723)	(1,447)
Other income (expense), net	(21,980)	250	(3,169)
Loss before income taxes	(705,334)	(719,469)	(394,007)
Income tax benefit	121,817	308,279	125,978
Consolidated net loss	(583,517)	(411,190)	(268,029)
Less amount attributable to noncontrolling interest	23,366	13,289	34,065
Net loss attributable to the Company	$(606,883)	$(424,479)	$(302,094)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(33,001)	40,242	(29,647)
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	16,576	23,103	(224)
Unrealized holding gain on cash flow derivatives	48,180	52,112	33,775
Other adjustments to comprehensive income (loss)	6,732	1,135	(1,361)
Reclassification adjustment for realized (gain) loss on securities included in net loss	(83,752)	2,045	5,148
Other comprehensive income (loss)	(45,265)	118,637	7,691
Comprehensive loss	(652,148)	(305,842)	(294,403)
Less amount attributable to noncontrolling interest	(2,476)	5,878	4,324
Comprehensive loss attributable to the Company	$(649,672)	$(311,720)	$(298,727)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT OF
CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

		Controlling Interest
(In thousands)				Accumulated
	Non-			Other
	controlling	Member's	Accumulated	Comprehensive
	Interest	Interest	Deficit	Loss	Total
Balances at December 31, 2010	$490,920	$2,128,383	$(9,555,173)	$(268,816)	$(7,204,686)
Net income (loss)	34,065	-	(302,094)	-	(268,029)
Issuance (forfeiture) of restricted stock	735	(305)	-	-	430
Amortization of share-based compensation	10,705	9,962	-	-	20,667
Purchases of additional noncontrolling interest	(14,428)	(5,492)	-	(594)	(20,514)
Other	(4,527)	(2,973)	-	-	(7,500)
Other comprehensive income	4,324	-	-	3,367	7,691
Balances at December 31, 2011	$521,794	$2,129,575	$(9,857,267)	$(266,043)	$(7,471,941)
Net income (loss)	13,289	-	(424,479)	-	(411,190)
Issuance (forfeiture) of restricted stock	6,381	(3,290)	-	-	3,091
Amortization of share-based compensation	10,589	17,951	-	-	28,540
Purchases of additional noncontrolling interest	28	-	-	-	28
Dividend declared and paid to noncontrolling interests	(244,734)	-	-	-	(244,734)
Other	(9,228)	(8,394)	-	-	(17,622)
Other comprehensive income	5,878	-	-	112,759	118,637
Balances at December 31, 2012	$303,997	$2,135,842	$(10,281,746)	$(153,284)	$(7,995,191)
Net income (loss)	23,366	-	(606,883)	-	(583,517)
Issuance (forfeiture) of restricted stock	4,192	(423)	-	-	3,769
Amortization of share-based compensation	7,725	8,990	-	-	16,715
Dividend declared and paid to noncontrolling interests	(91,887)	-	-	-	(91,887)
Other	614	(1,873)	-	-	(1,259)
Other comprehensive loss	(2,476)	-	-	(42,789)	(45,265)
Balances at December 31, 2013	$245,531	$2,142,536	$(10,888,629)	$(196,073)	$(8,696,635)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

(In thousands)	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Consolidated net loss	$(583,517)	$(411,190)	$(268,029)
Reconciling items:
Impairment charges	16,970	37,651	7,614
Depreciation and amortization	730,828	729,285	763,306
Deferred taxes	(158,170)	(304,611)	(143,944)
Provision for doubtful accounts	20,243	11,715	13,723
Amortization of deferred financing charges and note discounts, net	124,342	164,097	188,034
Share-based compensation	16,715	28,540	20,667
Gain on disposal of operating and fixed assets	(22,998)	(48,127)	(12,682)
(Gain) loss on marketable securities	(130,879)	4,580	4,827
Equity in (earnings) loss of nonconsolidated affiliates	77,696	(18,557)	(26,958)
Loss on extinguishment of debt	87,868	254,723	1,447
Other reconciling items, net	19,904	14,234	17,023
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(29,605)	(34,238)	(7,835)
Increase (decrease) in accrued expenses	26,105	34,874	(127,242)
Increase (decrease) in accounts payable	(2,620)	13,863	6,236
Increase in accrued interest	16,014	20,223	39,170
Increase (decrease) in deferred income	7,508	33,482	(10,776)
Changes in other operating assets and liabilities	(3,532)	(45,412)	(89,720)
Net cash provided by operating activities	212,872	485,132	374,861
Cash flows from investing activities:
Proceeds from sale of other investments	135,571	-	6,894
Purchases of businesses	(97)	(50,116)	(46,356)
Purchases of property, plant and equipment	(324,526)	(390,280)	(362,281)
Proceeds from disposal of assets	81,598	59,665	54,270
Purchases of other operating assets	(21,532)	(14,826)	(20,995)
Change in other, net	(4,379)	(1,464)	382
Net cash used for investing activities	(133,365)	(397,021)	(368,086)
Cash flows from financing activities:
Draws on credit facilities	272,252	604,563	55,000
Payments on credit facilities	(27,315)	(1,931,419)	(960,332)
Proceeds from long-term debt	575,000	4,917,643	1,731,266
Payments on long-term debt	(1,248,860)	(3,346,906)	(1,398,299)
Repurchases of long-term debt	-	-	(55,250)
Payments to repurchase noncontrolling interests	(61,143)	(7,040)	(4,682)
Dividends and other payments to noncontrolling interests	(91,887)	(251,665)	(3,571)
Deferred financing charges	(18,390)	(83,617)	(46,659)
Change in other, net	4,461	3,092	(15,589)
Net cash used for financing activities	(595,882)	(95,349)	(698,116)
Effect of exchange rate changes on cash	(484)	3,566	(903)
Net decrease in cash and cash equivalents	(516,859)	(3,672)	(692,244)
Cash and cash equivalents at beginning of period	1,225,010	1,228,682	1,920,926
Cash and cash equivalents at end of period	$708,151	$1,225,010	$1,228,682
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$1,543,455	$1,381,396	$1,260,767
Cash paid during the year for taxes	50,934	52,517	81,162

See Notes to Consolidated Financial Statements

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Clear Channel Capital I, LLC (the “Company” or the “Parent Company”) is the direct parent of Clear Channel Communications, Inc., a Texas corporation (“Clear Channel” or the “Subsidiary Issuer”).  The Company and certain of Clear Channel’s direct and indirect wholly-owned domestic subsidiaries fully and unconditionally guarantee on a joint and several basis certain of Clear Channel’s outstanding indebtedness.  As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the Company’s financial statements and related footnotes included in Item 8 of Part II of this Annual Report on Form 10-K contain certain footnote disclosures regarding the financial information of the Company, Clear Channel and Clear Channel’s domestic wholly-owned subsidiaries that guarantee certain of Clear Channel’s outstanding indebtedness.

Nature of Business

The Company is a limited liability company organized under Delaware law, with all of its interests being held by Clear Channel Capital II, LLC, a direct, wholly owned subsidiary of CC Media Holdings, Inc. (“CCMH”). CCMH was formed in May 2007 by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) for the purpose of acquiring the business of Clear Channel. The acquisition was completed on July 30, 2008 pursuant to the Agreement and Plan of Merger, dated November 16, 2006, as amended on April 18, 2007, May 17, 2007 and May 13, 2008 (the “Merger Agreement”).

Clear Channel is a wholly-owned subsidiary of the Company. Upon the consummation of the merger, CCMH became a public company and Clear Channel was no longer a public company. Prior to the acquisition, the Company had not conducted any activities, other than activities incident to its formation and in connection with the acquisition, and did not have any assets or liabilities, other than as related to the acquisition. Subsequent to the acquisition, Clear Channel became a direct, wholly-owned subsidiary of the Company and the business of the Company became that of Clear Channel and its subsidiaries. As a result, all of the operations of the Company are conducted by Clear Channel.

The Company’s reportable operating segments are Media and Entertainment (“CCME”), Americas outdoor advertising (“Americas outdoor”), and International outdoor advertising (“International outdoor”).  The CCME segment provides media and entertainment services via broadcast and digital delivery.  The Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Included in the “Other” category are the Company’s media representation business, Katz Media Group, as well as other general support services and initiatives, which are ancillary to its other businesses.

During the first quarter of 2012, and in connection with the appointment of the new chief executive officer of the Company’s indirect subsidiary, Clear Channel Outdoor Holdings, Inc. (“CCOH”), the Company reevaluated its segment reporting and determined that its Latin American operations were more appropriately aligned with the operations of its International outdoor advertising segment.  As a result, the operations of Latin America are no longer reflected within the Company’s Americas outdoor advertising segment and are currently included in the results of its International outdoor advertising segment.  Accordingly, the Company has recast the corresponding segment disclosures for prior periods.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes including, but not limited to, legal, tax and insurance accruals.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Also included in the consolidated financial statements are entities for which the Company has a controlling financial interest or is the primary beneficiary.  Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the Company are accounted for using the equity method of accounting. All significant intercompany accounts have been eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to the 2013 presentation.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company owns certain radio stations which, under current Federal Communications Commission (“FCC”) rules, are not permitted or transferable. These radio stations were placed in a trust in order to comply with FCC rules at the time of the closing of the merger that resulted in the Company’s acquisition of Clear Channel.  The Company is the beneficial owner of the trust, but the radio stations are managed by an independent trustee.  The Company will have to divest all of these radio stations unless any stations may be owned by the Company under then-current FCC rules, in which case the trust will be terminated with respect to such stations.  The trust agreement stipulates that the Company must fund any operating shortfalls of the trust activities, and any excess cash flow generated by the trust is distributed to the Company. The Company is also the beneficiary of proceeds from the sale of stations held in the trust.  The Company consolidates the trust in accordance with ASC 810-10, which requires an enterprise involved with variable interest entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in the variable interest entity, as the trust was determined to be a variable interest entity and the Company is its primary beneficiary.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company evaluates the collectability of its accounts receivable based on a combination of factors.  In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected.  For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of revenue for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions.  The Company believes its concentration of credit risk is limited due to the large number and the geographic diversification of its customers.

Business Combinations

The Company accounts for its business combinations under the acquisition method of accounting. The total cost of an acquisition is allocated to the underlying identifiable net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.  Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items.  Various acquisition agreements may include contingent purchase consideration based on performance requirements of the investee.  The Company accounts for these payments in conformity with the provisions of ASC 805-20-30, which establish the requirements related to recognition of certain assets and liabilities arising from contingencies.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method at rates that, in the opinion of management, are adequate to allocate the cost of such assets over their estimated useful lives, which are as follows:

              Buildings and improvements – 10 to 39 years

              Structures – 5 to 15 years

              Towers, transmitters and studio equipment – 7 to 20 years

              Furniture and other equipment – 3 to 20 years

              Leasehold improvements – shorter of economic life or lease term assuming renewal periods, if appropriate

For assets associated with a lease or contract, the assets are depreciated at the shorter of the economic life or the lease or contract term, assuming renewal periods, if appropriate.  Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewal and betterments are capitalized.

The Company tests for possible impairment of property, plant, and equipment whenever events and circumstances indicate that depreciable assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.

Land Leases and Other Structure Licenses

Most of the Company’s outdoor advertising structures are located on leased land.  Americas outdoor land leases are typically paid in advance for periods ranging from one to 12 months.  International outdoor land leases are paid both in advance and in arrears, for

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

periods ranging from one to 12 months.  Most international street furniture display faces are operated through contracts with municipalities for up to 20 years.  The leased land and street furniture contracts often include a percent of revenue to be paid along with a base rent payment.  Prepaid land leases are recorded as an asset and expensed ratably over the related rental term and license and rent payments in arrears are recorded as an accrued liability.

Intangible Assets

The Company’s indefinite-lived intangible assets include FCC broadcast licenses in its CCME segment and billboard permits in its Americas outdoor advertising segment.  The Company’s indefinite-lived intangible assets are not subject to amortization, but are tested for impairment at least annually. The Company tests for possible impairment of indefinite-lived intangible assets whenever events or changes in circumstances, such as a significant reduction in operating cash flow or a dramatic change in the manner for which the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable.

The Company performs its annual impairment test for its FCC licenses and permits using a direct valuation technique as prescribed in ASC 805-20-S99.  The Company engages Mesirow Financial Consulting LLC (“Mesirow Financial”), a third party valuation firm, to assist the Company in the development of these assumptions and the Company’s determination of the fair value of its FCC licenses and permits.

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

The Company tests for possible impairment of other intangible assets whenever events and circumstances indicate that they might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.

Goodwill

At least annually, the Company performs its impairment test for each reporting unit’s goodwill.  In 2013 and 2012, the Company used a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, is less than the fair value of the reporting unit. The Company identified its reporting units in accordance with ASC 350-20-55. The U.S. radio markets are aggregated into a single reporting unit and the Company’s U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test.  The Company also determined that within its Americas outdoor segment, Canada constitutes a separate reporting unit and each country in its International outdoor segment constitutes a separate reporting unit.  The Company recognized a non-cash impairment charge to goodwill of $10.7 million based on declining future cash flows expected in one country in the International outdoor segment for 2013.  The Company had no impairment of goodwill for 2012.  The Company recognized a non-cash impairment charge of $1.1 million to reduce goodwill in one country within its International outdoor segment for 2011.

Nonconsolidated Affiliates

In general, investments in which the Company owns 20 percent to 50 percent of the common stock or otherwise exercises significant influence over the investee are accounted for under the equity method.  The Company does not recognize gains or losses upon the issuance of securities by any of its equity method investees.  The Company reviews the value of equity method investments and records impairment charges in the statement of operations as a component of “Equity in earnings (loss) of nonconsolidated affiliates” for any decline in value that is determined to be other-than-temporary.

Other Investments

Other investments are composed primarily of equity securities.  These securities are classified as available-for-sale or trading and are carried at fair value based on quoted market prices.  Securities are carried at historical value when quoted market prices are unavailable.  The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported in accumulated other comprehensive loss as a component of member’s deficit.  In addition, the Company holds investments that do not have quoted market prices.  The Company periodically assesses the value of available-for-sale and non-marketable securities and records impairment

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

charges in the statement of comprehensive loss for any decline in value that is determined to be other-than-temporary.  The average cost method is used to compute the realized gains and losses on sales of equity securities.

The Company periodically assesses the value of its available-for-sale securities.  Based on these assessments, no impairments existed at December 31, 2013 and the Company concluded that other-than-temporary impairments existed at December 31, 2012 and 2011 and recorded non-cash impairment charges of $4.6 million and $4.8 million, respectively, during each of these years. Such charges are recorded on the statement of operations in “Loss on marketable securities”.

Derivative Instruments and Hedging Activities

Prior to the expriation of the Company’s interest rate swap agreement on September 30, 2013, the provisions of ASC 815-10 required the Company to recognize it as either an asset or liability in the consolidated balance sheet at fair value.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship.  The interest rate swap was designated and qualified as a hedging instrument, and was characterized as a cash flow hedge.  The Company formally documented all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions.  The Company formally assessed, both at inception and at least quarterly thereafter prior to expiration, whether the derivatives that were used in hedging transactions were highly effective in offsetting changes in either the fair value or cash flows of the hedged item.

Financial Instruments

Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at December 31, 2013 and 2012.

Income Taxes

The Company accounts for income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or the entire asset will not be realized.  As generally all earnings from the Company’s foreign operations are permanently reinvested and not distributed, the Company’s income tax provision does not include additional U.S. taxes on foreign operations.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant current and historic deficits in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.  We regularly review our tax liabilities on amounts that may be distributed in future periods and provide for foreign withholding and other current and deferred taxes on any such amounts.  It is not practical to determine the amount of federal income taxes, if any, that might become due in the event that the earnings of our foreign operations were distributed.  During 2013, the Company recorded additional foreign deferred tax expense of $3.4 million on certain foreign earnings that are expected to be distributed in future periods from the Company’s Asia subsidiaries on which foreign withholding and other taxes have not previously been provided.

Revenue Recognition

CCME revenue is recognized as advertisements or programs are broadcast and is generally billed monthly.  Outdoor advertising contracts typically cover periods of a few weeks up to one year and are generally billed monthly.  Revenue for outdoor advertising space rental is recognized ratably over the term of the contract.  Advertising revenue is reported net of agency commissions.  Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company’s media and entertainment and outdoor operations.  Payments received in advance of being earned are recorded as deferred income.  Revenue arrangements typically contain multiple products and services and revenues are allocated based on the relative fair value of each delivered item and recognized in accordance with the applicable revenue recognition criteria for the specific unit of accounting.

Barter transactions represent the exchange of advertising spots or display space for merchandise or services.  These transactions are recorded at the estimated fair market value of the advertising spots or display space or the fair value of the merchandise or services received, whichever is most readily determinable.  Revenue is recognized on barter and trade transactions when the advertisements are broadcasted or displayed.  Expenses are recorded ratably over a period that estimates when the merchandise or service received is utilized, or when the event occurs.  Barter and trade revenues and expenses from continuing operations are included in consolidated revenue and selling, general and administrative expenses, respectively.  Barter and trade revenues and expenses from continuing operations were as follows:

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In millions)	Years Ended December 31,
	2013	2012	2011
Barter and trade revenues	$66.0	$56.5	$61.2
Barter and trade expenses	58.5	58.8	63.4

Advertising Expense

The Company records advertising expense as it is incurred.  Advertising expenses were $133.7 million, $113.4 million and $92.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Share-Based Compensation

Under the fair value recognition provisions of ASC 718-10, share-based compensation cost is measured at the grant date based on the fair value of the award.  For awards that vest based on service conditions, this cost is recognized as expense on a straight-line basis over the vesting period. For awards that will vest based on market or performance conditions, this cost will be recognized when it becomes probable that the performance conditions will be satisfied.  Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors.

The Company does not have any equity incentive plans under which it grants stock awards to employees. Employees of subsidiaries of the Company receive equity awards from CCMH’s equity incentive plan or CCOH’s equity incentive plan. Prior to the merger, Clear Channel granted equity awards to its employees under its own equity incentive plans.

Foreign Currency

Results of operations for foreign subsidiaries and foreign equity investees are translated into U.S. dollars using the average exchange rates during the year.  The assets and liabilities of those subsidiaries and investees are translated into U.S. dollars using the exchange rates at the balance sheet date.  The related translation adjustments are recorded in a separate component of member’s equity, “Accumulated other comprehensive loss”.  Foreign currency transaction gains and losses are included in operations.

New Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. Under the revised guidance, entities are permitted to designate the Fed Funds effective Swap Rate, also referred to as the overnight index swap rate, as a benchmark interest rate. In addition, the ASU removes the restriction on using different benchmark interest rates for similar hedges. The amendments became effective for any qualifying new or designated hedging relationships entered into on or after July 17, 2013. The Company does not expect the provisions of ASU 2013-10 to have a material effect on the Company’s financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under the revised guidance, public and non-public companies are required to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements in a single note or on the face of the financial statements. Public companies are also required to provide this information in their interim statements. The standard is effective prospectively for public entities for fiscal years, and interim periods with those years, beginning after December 15, 2012. The provisions of ASU 2013-02 did not have a material effect on the Company’s financial statement disclosures.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. Under the revised guidance, new balance sheet offsetting disclosures are limited to the following financial instruments, to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement; recognized derivative instruments accounted for under ASC 815, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions. Entities are required to apply the ASU for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The provisions of ASU 2013-01 did not have a material effect on the Company’s financial statement disclosures.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements. Under the revised guidance, changes were made to clarify the FASB Accounting Standards Codification (the “Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  Additionally, the amendments will make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The provisions of ASU 2012-04 did not have a material effect on the Company’s financial statement disclosures.

NOTE 2 – Property, plant and equipment, INTANGIBLE ASSETS AND GOODWILL

Acquisitions

During 2012, a wholly owned subsidiary of the Company completed the acquisition of WOR-AM in New York City for $30.0 million and WFNX-FM in Boston for $14.5 million.  These acquisitions resulted in an aggregate increase of $5.3 million to property plant and equipment, $15.2 million to intangible assets and $24.7 million to goodwill, in addition to $0.7 million of assumed liabilities.  Purchase accounting adjustments were finalized during 2013.

During 2011, a wholly owned subsidiary of the Company purchased a complementary traffic operation to its existing traffic business for $24.3 million. Immediately after closing, the acquired subsidiaries repaid pre-existing, intercompany debt owed in the amount of $95.0 million. The acquisition resulted in an increase of $17.2 million to property, plant and equipment, $35.0 million to intangible assets and $70.6 million to goodwill.  During 2011, a subsidiary of the Company also acquired Brouwer & Partners, a street furniture business in Holland, for $12.5 million.

Dispositions

During 2013, the Company’s Americas outdoor segment divested certain outdoor advertising assets in Times Square for approximately $18.7 million resulting in a gain of $12.2 million.  In addition, CCME exercised a put option that sold five radio stations in the Green Bay market for approximately $17.6 million and recorded a gain of $0.5 million.  These net gains are included in “Other operating income, net.”

During 2012, the Company’s International outdoor segment sold its international neon business and its outdoor advertising business in Romania, resulting in an aggregate gain of $39.7 million included in “Other operating income, net.”

During 2011, the Company divested and exchanged 27 radio stations for approximately $22.7 million and recorded a loss of $0.5 million in “Other operating income, net.”

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at December 31, 2013 and 2012, respectively.

(In thousands)	December 31,	December 31,
	2013	2012
Land, buildings and improvements	$723,268	$685,431
Structures	3,021,152	2,949,458
Towers, transmitters and studio equipment	440,612	427,679
Furniture and other equipment	473,995	431,757
Construction in progress	123,814	105,394
	4,782,841	4,599,719
Less: accumulated depreciation	1,885,211	1,562,865
Property, plant and equipment, net	$2,897,630	$3,036,854

The Company recorded an impairment charge related to radio broadcast equipment in one market of $1.3 million based on a sales agreement entered into during the fourth quarter of 2013.  The Company recognized an impairment charge for outdoor advertising structures in its Americas outdoor segment of $1.7 million during 2012.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Indefinite-lived Intangible Assets

The Company’s indefinite-lived intangible assets consist of FCC broadcast licenses and billboard permits.  FCC broadcast licenses are granted to radio stations for up to eight years under the Telecommunications Act of 1996 (the “Act”).  The Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity, there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee, and there have been no other serious violations which taken together constitute a pattern of abuse.  The licenses may be renewed indefinitely at little or no cost.  The Company does not believe that the technology of wireless broadcasting will be replaced in the foreseeable future.

The Company’s billboard permits are granted for the right to operate an advertising structure at the specified location as long as the structure is in compliance with the laws and regulations of each jurisdiction.  The Company’s permits are located on owned land, leased land or land for which we have acquired permanent easements.  In cases where the Company’s permits are located on leased land, the leases typically have initial terms of between 10 and 20 years and renew indefinitely, with rental payments generally escalating at an inflation-based index.  If the Company loses its lease, the Company will typically obtain permission to relocate the permit or bank it with the municipality for future use. Due to significant differences in both business practices and regulations, billboards in the International outdoor segment are subject to long-term, finite contracts unlike the Company’s permits in the United States and Canada.  Accordingly, there are no indefinite-lived intangible assets in the International outdoor segment.

The impairment tests for indefinite-lived intangible assets consist of a comparison between the fair value of the indefinite-lived intangible asset at the market level with its carrying amount.  If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to that excess.  After an impairment loss is recognized, the adjusted carrying amount of the indefinite-lived asset is its new accounting basis.  The fair value of the indefinite-lived asset is determined using the direct valuation method as prescribed in ASC 805-20-S99.  Under the direct valuation method, the fair value of the indefinite-lived assets is calculated at the market level as prescribed by ASC 350-30-35. The Company engaged Mesirow Financial, a third-party valuation firm, to assist it in the development of the assumptions and the Company’s determination of the fair value of its indefinite-lived intangible assets.

The application of the direct valuation method attempts to isolate the income that is properly attributable to the indefinite-lived intangible asset alone (that is, apart from tangible and identified intangible assets and goodwill).  It is based upon modeling a hypothetical “greenfield” build-up to a “normalized” enterprise that, by design, lacks inherent goodwill and whose only other assets have essentially been paid for (or added) as part of the build-up process.  The Company forecasts revenue, expenses, and cash flows over a ten-year period for each of its markets in its application of the direct valuation method.  The Company also calculates a “normalized” residual year which represents the perpetual cash flows of each market.  The residual year cash flow was capitalized to arrive at the terminal value of the licenses in each market.

Under the direct valuation method, it is assumed that rather than acquiring indefinite-lived intangible assets as part of a going concern business, the buyer hypothetically develops indefinite-lived intangible assets and builds a new operation with similar attributes from scratch.  Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value.  Initial capital costs are deducted from the discounted cash flow model which results in value that is directly attributable to the indefinite-lived intangible assets.

The key assumptions using the direct valuation method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values.  This data is populated using industry normalized information representing an average FCC license or billboard permit within a market.

Annual Impairment Test to FCC Licenses and Billboard Permits

The Company performs its annual impairment test on October 1 of each year.

During 2013, the Company recognized a $2.0 million impairment charge related to FCC licenses in two markets due to changes in the discount rates and weight-average cost of capital for those markets.  In addition, the Company recognized a $2.5 million impairment charge related to billboard permits in a certain market due to increased start-up costs for that market exceeding market value.  During 2012, the Company recognized a $35.9 million impairment charge related to billboard permits in certain markets due to a change in the Company’s forecast of revenue growth within the markets.  During 2011, the Company recognized a $6.5 million impairment charge related to billboard permits in one market due to significant declines in permit value resulting from flat revenues, a slight

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

decline in margin and increased capital expenditures within the market. There was no impairment of FCC licenses during 2012 or 2011.

Other Intangible Assets

Other intangible assets include definite-lived intangible assets and permanent easements.  The Company’s definite-lived intangible assets include primarily transit and street furniture contracts, talent and representation contracts, customer and advertiser relationships, and site-leases, all of which are amortized over the respective lives of the agreements, or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Permanent easements are indefinite-lived intangible assets which include certain rights to use real property not owned by the Company. There were no impairments of other intangible assets for the years ended December 31, 2013, 2012 and 2011.

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets at December 31, 2013 and 2012, respectively:

(In thousands)	December 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$777,521	$(464,548)	$785,303	$(403,955)
Customer / advertiser relationships	1,212,745	(645,988)	1,210,245	(526,197)
Talent contracts	319,617	(195,403)	344,255	(177,527)
Representation contracts	252,961	(200,058)	243,970	(171,069)
Permanent easements	173,753	-	173,374	-
Other	387,405	(151,459)	387,973	(125,580)
Total	$3,124,002	$(1,657,456)	$3,145,120	$(1,404,328)

Total amortization expense related to definite-lived intangible assets was $289.0 million, $300.0 million and $328.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2014	$261,125
2015	241,637
2016	223,146
2017	196,839
2018	127,275

Annual Impairment Test to Goodwill

The Company performs its annual impairment test on October 1 of each year.  Each of the Company’s U.S. radio markets and outdoor advertising markets are components.  The U.S. radio markets are aggregated into a single reporting unit and the U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test using the guidance in ASC 350-20-55.  The Company also determined that within its Americas outdoor segment, Canada constitutes a separate reporting unit and each country in its International outdoor segment constitutes a separate reporting unit.

The goodwill impairment test is a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If applicable, the second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.

Each of the Company’s reporting units is valued using a discounted cash flow model which requires estimating future cash flows expected to be generated from the reporting unit, discounted to their present value using a risk-adjusted discount rate.  Terminal values

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

were also estimated and discounted to their present value.  Assessing the recoverability of goodwill requires the Company to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on its budgets, business plans, economic projections, anticipated future cash flows and marketplace data.  There are inherent uncertainties related to these factors and management’s judgment in applying these factors.

In 2013, the Company concluded no goodwill impairment was required for CCME and Americas outdoor.  Based on declining future cash flows expected in one country in the International outdoor segment, the Company recognized a non-cash impairment charge to goodwill of $10.7 million.  The Company recognized no goodwill impairment for the year ended December 31, 2012.

In 2011, the Company utilized the option to assess qualitative factors under ASC 350-20-35 to determine whether it was more likely than not that the fair value of its reporting units was less than their carrying amounts, including goodwill.  Based on a qualitative assessment, the Company concluded that no further testing of goodwill for impairment was required for its CCME reporting unit and for all of the reporting units within its Americas outdoor segment.  Further testing was required for four of the countries within its International outdoor segment.

If further testing of goodwill for impairment is required after assessing qualitative factors, the Company follows the two-step impairment testing approach in accordance with ASC 350-20-35.  The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill.  If applicable, the second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. For the year ended December 31, 2011, the Company recognized a non-cash impairment charge to goodwill of $1.1 million due to a decline in the fair value of one country within the Company’s International outdoor segment.

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.  The provisions of ASC 350-20-50-1 require the disclosure of cumulative impairment.  As a result of the merger, a new basis in goodwill was recorded in accordance with ASC 805-10.  All impairments shown in the table below have been recorded subsequent to the merger and, therefore, do not include any pre-merger impairment.

(In thousands)	CCME	Americas Outdoor Advertising	International Outdoor Advertising	Other	Consolidated
Balance as of December 31, 2011	$3,212,427	$571,932	$285,261	$117,098	$4,186,718
Acquisitions	24,842	-	-	51	24,893
Dispositions	(489)	-	(2,729)	-	(3,218)
Foreign currency	-	-	7,784	-	7,784
Other	(92)	-	-	-	(92)
Balance as of December 31, 2012	$3,236,688	$571,932	$290,316	$117,149	$4,216,085
Impairment	-	-	(10,684)	-	(10,684)
Acquisitions	-	-	-	97	97
Dispositions	-	-	(456)	-	(456)
Foreign currency	-	-	(974)	-	(974)
Other	(1,881)	-	-	-	(1,881)
Balance as of December 31, 2013	$3,234,807	$571,932	$278,202	$117,246	$4,202,187

The balance at December 31, 2011 is net of cumulative impairments of $3.5 billion, $2.6 billion, $315.9 million and $212.0 million in the Company’s CCME, Americas outdoor, International outdoor and Other segments, respectively.

NOTE 3 – INVESTMENTS

The Company’s most significant investments in nonconsolidated affiliates are listed below:

Australian Radio Network

The Company owns a fifty-percent (50%) interest in Australian Radio Network (“ARN”), an Australian company that owns and operates radio stations in Australia and New Zealand.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On February 18, 2014, a subsidiary of the Company sold its 50% interest in ARN.    As of December 31, 2013, the book value of the Company’s investment in ARN exceeded the estimated selling price.  Accordingly, the Company recorded an impairment charge of $95.4 million during the fourth quarter of 2013 to write down the investment to its estimated fair value.

Summarized Financial Information

The following table summarizes the Company's investments in nonconsolidated affiliates:

(In thousands)	ARN	All Others	Total
Balance at December 31, 2011	$347,377	$12,310	$359,687
Cash advances (repayments)	(8,758)	3,082	(5,676)
Acquisitions of investments, net	-	2,704	2,704
Equity in earnings (loss)	18,621	(64)	18,557
Foreign currency transaction adjustment	(1,189)	-	(1,189)
Foreign currency translation adjustment	8,085	(10)	8,075
Distributions received	(11,074)	(642)	(11,716)
Other	-	470	470
Balance at December 31, 2012	$353,062	$17,850	$370,912
Cash advances (repayments)	-	3,051	3,051
Acquisitions of investments, net	-	1,354	1,354
Equity in loss	(75,318)	(2,378)	(77,696)
Foreign currency transaction adjustment	(37,068)	4	(37,064)
Distributions received	(19,926)	(1,750)	(21,676)
Other	-	(76)	(76)
Balance at December 31, 2013	$220,750	$18,055	$238,805

The investments in the table above are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as “Other assets.” The Company's interests in their operations are recorded in the statement of comprehensive loss as “Equity in earnings (loss) of nonconsolidated affiliates.”

NOTE 4 – ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation is reported in “Other long-term liabilities” with the current portion recorded in “Accrued liabilities” and relates to its obligation to dismantle and remove outdoor advertising displays from leased land and to reclaim the site to its original condition upon the termination or non-renewal of a lease or contract.  When the liability is recorded, the cost is capitalized as part of the related long-lived assets’ carrying value.  Due to the high rate of lease renewals over a long period of time, the calculation assumes that all related assets will be removed at some period over the next 50 years.  An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site.  The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk adjusted credit rate for the same period.

The following table presents the activity related to the Company’s asset retirement obligation:

(In thousands)	Years Ended December 31,
	2013	2012
Beginning balance	$56,849	$51,295
Adjustment due to change in estimate of related costs	748	3,570
Accretion of liability	5,106	4,920
Liabilities settled	(3,323)	(2,936)
Ending balance	$59,380	$56,849

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 – LONG-TERM DEBT

Long-term debt at December 31, 2013 and 2012 consisted of the following:

(In thousands)	December 31,	December 31,
	2013	2012
Senior Secured Credit Facilities:
Term Loan A Facility Due 2014 (1)	$-	$846,890
Term Loan B Facility Due 2016	1,890,978	7,714,843
Term Loan C - Asset Sale Facility Due 2016 (2)	34,776	513,732
Term Loan D Facility Due 2019	5,000,000	-
Term Loan E Facility Due 2019	1,300,000	-
Receivables Based Facility Due 2017	247,000	-
9% Priority Guarantee Notes Due 2019	1,999,815	1,999,815
9% Priority Guarantee Notes Due 2021	1,750,000	1,750,000
11.25% Priority Guarantee Notes Due 2021	575,000	-
Subsidiary Senior Revolving Credit Facility due 2018	-	-
Other Secured Subsidiary Debt (3)	21,124	25,507
Total Consolidated Secured Debt	12,818,693	12,850,787

Senior Cash Pay Notes Due 2016	94,304	796,250
Senior Toggle Notes Due 2016 (4)	127,941	829,831
Senior Notes Due 2021 (5)	1,404,202	-
Clear Channel Senior Notes:
5.75% Senior Notes Due 2013	-	312,109
5.5% Senior Notes Due 2014	461,455	461,455
4.9% Senior Notes Due 2015	250,000	250,000
5.5% Senior Notes Due 2016	250,000	250,000
6.875% Senior Notes Due 2018	175,000	175,000
7.25% Senior Notes Due 2027	300,000	300,000
Subsidiary Senior Notes:
6.5 % Series A Senior Notes Due 2022	735,750	735,750
6.5 % Series B Senior Notes Due 2022	1,989,250	1,989,250
Subsidiary Senior Subordinated Notes:
7.625 % Series A Senior Notes Due 2020	275,000	275,000
7.625 % Series B Senior Notes Due 2020	1,925,000	1,925,000
Other Clear Channel Subsidiary Debt	10	5,586
Purchase accounting adjustments and original issue discount	(322,392)	(408,921)
	20,484,213	20,747,097
Less: current portion	453,734	381,728
Total long-term debt	$20,030,479	$20,365,369

(1)        Term Loan A would have matured during 2014.  The outstanding balance was prepaid during the first quarter of 2013.

(2)        Term Loan C is subject to an amortization schedule with required payments at various dates from 2014 through 2016.

(3)        Other secured subsidiary long-term debt matures at various dates from 2014 through 2028.

(4)        Senior Toggle Notes are subject to required payments at various dates from 2015 through 2016.

(5)        The Senior Notes due 2021 are subject to required payments at various dates from 2018 through 2021.

The Company’s weighted average interest rates at December 31, 2013 and 2012 were 7.6% and 6.7%, respectively.  The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $20.5 billion and

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$18.6 billion at December 31, 2013 and 2012, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2.

The Company’s subsidiaries have from time to time repurchased certain debt obligations of Clear Channel and outstanding equity securities of CCMH and CCOH, and may in the future, as part of various financing and investment strategies, purchase additional outstanding indebtedness of Clear Channel or its subsidiaries or outstanding equity securities of CCMH or CCOH, in tender offers, open market purchases, privately negotiated transactions or otherwise. The Company or its subsidiaries may also sell certain assets, securities or properties and use the proceeds to reduce its indebtedness. These purchases or sales, if any, could have a material positive or negative impact on the Company’s liquidity available to repay outstanding debt obligations or on the Company’s consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in the Company’s leverage or other financial ratios, which could have a material positive or negative impact on the Company’s ability to comply with the covenants contained in Clear Channel’s debt agreements. These transactions, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Senior Secured Credit Facilities

As of December 31, 2013, Clear Channel had a total of $8,225.8 million outstanding under its senior secured credit facilities, consisting of:

•          a $1,891.0 million Term Loan B, which matures on January 29, 2016; and

•          a $34.8 million Term Loan C, which matures on January 29, 2016; and

•          a $5.0 billion Term Loan D, which matures on January 30, 2019; and

•          a $1.3 billion Term Loan E, which matures on July 30, 2019.

Clear Channel may raise incremental term loans of up to (a) $1.5 billion, plus (b) the excess, if any, of (x) 0.65 times pro forma consolidated EBITDA (as calculated in the manner provided in the senior secured credit facilities documentation), over (y) $1.5 billion, plus (c) the aggregate amount of certain principal prepayments made in respect of the term loans under the senior secured credit facilities. Availability of such incremental term loans is subject, among other things, to the absence of any default, pro forma compliance with the financial covenant and the receipt of commitments by existing or additional financial institutions.

Clear Channel is the primary borrower under the senior secured credit facilities, except that certain of its domestic restricted subsidiaries are co-borrowers under a portion of the term loan facilities.

Interest Rate and Fees

Borrowings under Clear Channel’s senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at Clear Channel’s option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent or (B) the Federal funds effective rate from time to time plus 0.50%, or (ii) a Eurocurrency rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs.

The margin percentages applicable to the term loan facilities are the following percentages per annum:

•          with respect to loans under the Term Loan A, (i) 2.40% in the case of base rate loans and (ii) 3.40% in the case of Eurocurrency rate loans; and

•          with respect to loans under the Term Loan B and Term Loan C – asset sale facility, (i) 2.65%, in the case of base rate loans and (ii) 3.65%, in the case of Eurocurrency rate loans; and

•          with respect to loans under the Term Loan D, (i) 5.75% in the case of base rate loans and (ii) 6.75% in the case of Eurocurrency rate loans; and

•          with respect to loans under the Term Loan E, (i) 6.50% in the case of base rate loans and (ii) 7.50% in the case of Eurocurrency rate loans.

The margin percentages are subject to adjustment based upon Clear Channel’s leverage ratio.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Prepayments

The senior secured credit facilities require Clear Channel to prepay outstanding term loans, subject to certain exceptions, with:

•          50% (which percentage may be reduced to 25% and to 0% based upon Clear Channel’s leverage ratio) of Clear Channel’s annual excess cash flow (as calculated in accordance with the senior secured credit facilities), less any voluntary prepayments of term loans and subject to customary credits;

•          100% of the net cash proceeds of sales or other dispositions of specified assets being marketed for sale (including casualty and condemnation events), subject to certain exceptions;

•          100% (which percentage may be reduced to 75% and 50% based upon Clear Channel’s leverage ratio) of the net cash proceeds of sales or other dispositions by Clear Channel or its wholly-owned restricted subsidiaries of assets other than specified assets being marketed for sale, subject to reinvestment rights and certain other exceptions;

•          100% of the net cash proceeds of (i) any incurrence of certain debt, other than debt permitted under Clear Channel’s senior secured credit facilities. (ii) certain securitization financing and (iii) certain issuances of Permitted Additional Notes (as defined in the senior secured credit facilities) and (iv) certain issuances of Permitted Unsecured Notes and Permitted Senior Secured Notes (as defined in the senior secured credit facilities); and

•          Net Cash Proceeds received by Clear Channel as dividends or distributions from indebtedness incurred at CCOH provided that the Consolidated Leverage Ratio of CCOH is no greater than 7.00 to 1.00.

The foregoing prepayments with the net cash proceeds of any incurrence of certain debt, other than debt permitted under Clear Channel’s senior secured credit facilities, certain securitization financing, issuances of Permitted Additional Notes and annual excess cash flow will be applied, at Clear Channel’s option, to the term loans (on a pro rata basis, other than that non-extended classes of term loans may be prepaid prior to any corresponding extended class), in each case (i) first to the term loans outstanding under Term Loan B and (ii) one of (w) second, to outstanding Term Loan C—asset sale facility loans; third, to outstanding Term Loan D; and fourth, to outstanding Term Loan E, or (x) second, to outstanding Term Loan C—asset sale facility loans; third, to outstanding Term Loan E; and fourth, to outstanding Term Loan D, or (y) second, to outstanding Term Loan C—asset sale facility loans; and third, ratably to outstanding Term Loan D and Term Loan E, or (z) second, ratably to outstanding Term Loan C—asset sale facility loans, Term Loan D and Term Loan E.  In each case to the remaining installments thereof in direct order of maturity for the Term Loan C—asset sale facility loans.

The foregoing prepayments with net cash proceeds of sales or other dispositions by Clear Channel or its wholly-owned restricted subsidiaries of assets other than specified assets being marketed for sale, subject to reinvestment rights and certain other exceptions, will be applied (i) first to the Term Loan C—asset sale facility loans in direct order of maturity, and (ii) one of (w) second, to outstanding Term Loan B; third, to outstanding Term Loan D; and fourth, to outstanding Term Loan E, or (x) second, to outstanding Term Loan B; third, to outstanding Term Loan E; and fourth, to outstanding Term Loan D, or (y) second, to outstanding Term Loan B; and third, ratably to outstanding Term Loan D and Term Loan E, or (z) second, ratably to outstanding Term Loan B, Term Loan D and Term Loan E.

The foregoing prepayments with net cash proceeds of issuances of Permitted Unsecured Notes and Permitted Senior Secured Notes and Net Cash Proceeds received by Clear Channel as a distribution from indebtedness incurred by CCOH will be applied (i) first, ratably to outstanding Term Loan B and Term Loan C in direct order of maturity, second, to the outstanding Term Loan D and, third, to outstanding Term Loan E, (ii) first, ratably to outstanding Term Loan B and Term Loan C in direct order of maturity, second, to the outstanding Term Loan E and, third, to outstanding Term Loan D, (iii) first, ratably to outstanding Term Loan B and Term Loan C in direct order of maturity and, second, ratably to outstanding Term Loan D and Term Loan E or (iv) ratably to outstanding Term Loan B, Term Loan C, Term Loan D and Term Loan E.

Clear Channel may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency rate loans.

Amendments

On October 25, 2012, Clear Channel amended the terms of its senior secured credit facilities (the “Amendments”).  The Amendments, among other things: (i) permit exchange offers of term loans for new debt securities in an aggregate principal amount of up to $5.0 billion (including the $2.0 billion of 9.0% priority guarantee notes due 2019 issued in December 2012 as described under “Refinancing Transactions” below); (ii) provide Clear Channel with greater flexibility to prepay tranche A term loans; (iii) following the repayment or extension of all tranche A term loans, permit below par non-pro rata purchases of term loans pursuant to customary

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Dutch auction procedures whereby all lenders of the class of term loans offered to be purchased will be offered an opportunity to participate; (iv) following the repayment or extension of all tranche A term loans, permit the repurchase of junior debt maturing before January 2016 with cash on hand in an amount not to exceed $200.0 million; (v) combine the Term Loan B, the delayed draw term loan 1 and the delayed draw term loan 2 under the senior secured credit facilities; (vi) preserve revolving credit facility capacity in the event Clear Channel repays all amounts outstanding under the revolving credit facility; and (vii) eliminate certain restrictions on the ability of CCOH and its subsidiaries to incur debt.  On October 31, 2012, Clear Channel repaid and permanently cancelled the commitments under its revolving credit facility, which was set to mature July 2014.

On February 28, 2013, Clear Channel repaid all $846.9 million of loans outstanding under its Term Loan A facility.

On May 31, 2013, Clear Channel further amended the terms of its senior secured credit facilities by extending a portion of Term Loan B and Term Loan C loans due 2016 through the creation of a new $5.0 billion Term Loan D due January 30, 2019. The amendment also permitted Clear Channel to make applicable high yield discount obligation catch-up payments beginning after May 2018 with respect to the new Term Loan D and in June 2018 with respect to the outstanding notes, which were issued in connection with the exchange of a portion of the Senior Cash Pay Notes and Senior Toggle Notes.

In connection with the December 2013 refinancing discussed later, Clear Channel further amended the terms of its senior secured credit facilities on December 18, 2013, to extend a portion of the Term Loan B and Term Loan C due 2016 through the creation of a new $1.3 billion Term Loan E due July 30, 2019.

Collateral and Guarantees

The senior secured credit facilities are guaranteed by Clear Channel and each of Clear Channel’s existing and future material wholly-owned domestic restricted subsidiaries, subject to certain exceptions.

All obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured, subject to permitted liens, including prior liens permitted by the indenture governing the Clear Channel senior notes, and other exceptions, by:

•          a lien on the capital stock of Clear Channel;

•          100% of the capital stock of any future material wholly-owned domestic license subsidiary that is not a “Restricted Subsidiary” under the indenture governing the Clear Channel senior notes;

•          certain assets that do not constitute “principal property” (as defined in the indenture governing the Clear Channel senior notes);

•          certain specified assets of Clear Channel and the guarantors that constitute “principal property” (as defined in the indenture governing the Clear Channel senior notes) securing obligations under the senior secured credit facilities up to the maximum amount permitted to be secured by such assets without requiring equal and ratable security under the indenture governing the Clear Channel senior notes; and

•          a lien on the accounts receivable and related assets securing Clear Channel’s receivables based credit facility that is junior to the lien securing Clear Channel’s obligations under such credit facility.

Certain Covenants and Events of Default

The senior secured credit facilities require Clear Channel to comply on a quarterly basis with a financial covenant limiting the ratio of consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA for the preceding four quarters.  Clear Channel’s secured debt consists of the senior secured credit facilities, the receivables-based credit facility, the priority guarantee notes and certain other secured subsidiary debt.  Clear Channel’s consolidated EBITDA for the preceding four quarters of $1.9 billion is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense), net, plus non-cash compensation, and is further adjusted for the following items: (i) an increase of $77.5 million related to costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) an increase of $41.3 million for non-cash items; (iii) an increase of $39.3 million for non-recurring or unusual gains or losses; (iv) an increase of $19.3 million for various other items; and (v) an increase of $20.0 million for cash received from nonconsolidated affiliates.  The maximum ratio under this financial covenant is currently set at 9:1 and reduces to 8.75:1 for the year ended December 31, 2014.  At December 31, 2013, the ratio was 6.3:1.

In addition, the senior secured credit facilities include negative covenants that, subject to significant exceptions, limit Clear Channel’s ability and the ability of its restricted subsidiaries to, among other things:

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•          incur additional indebtedness;

•          create liens on assets;

•          engage in mergers, consolidations, liquidations and dissolutions;

•          sell assets;

•          pay dividends and distributions or repurchase Clear Channel’s capital stock;

•          make investments, loans, or advances;

•          prepay certain junior indebtedness;

•          engage in certain transactions with affiliates;

•          amend material agreements governing certain junior indebtedness; and

•          change lines of business.

The senior secured credit facilities include certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, the invalidity of material provisions of the senior secured credit facilities documentation, the failure of collateral under the security documents for the senior secured credit facilities, the failure of the senior secured credit facilities to be senior debt under the subordination provisions of certain of Clear Channel’s subordinated debt and a change of control. If an event of default occurs, the lenders under the senior secured credit facilities will be entitled to take various actions, including the acceleration of all amounts due under the senior secured credit facilities and all actions permitted to be taken by a secured creditor.

Receivables Based Credit Facility

As of December 31, 2013, Clear Channel had $247.0 million of borrowings outstanding under its receivables based credit facility.

The receivables based credit facility provides revolving credit commitments of $535.0 million, subject to a borrowing base. The borrowing base at any time equals 90% of the eligible accounts receivable of Clear Channel and certain of its subsidiaries. The receivables based credit facility includes a letter of credit sub-facility and a swingline loan sub-facility.

Clear Channel and certain subsidiary borrowers are the borrowers under the receivables based credit facility. Clear Channel has the ability to designate one or more of its restricted subsidiaries as borrowers under the receivables based credit facility. The receivables based credit facility loans and letters of credit are available in a variety of currencies including U.S. dollars, Euros, Pound, Sterling, and Canadian dollars.

Interest Rate and Fees

Borrowings under the receivables based credit facility bear interest at a rate per annum equal to an applicable margin plus, at Clear Channel’s option, either (i) a base rate determined by reference to the highest of (a) the prime rate of Citibank, N.A. and (b) the Federal Funds rate plus 0.50% or (ii) a Eurocurrency rate determined by reference to the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) for Eurodollar deposits for the interest period relevant to such borrowing. The applicable margin for borrowings under the receivables based credit facility ranges from 1.50% to 2.00% for Eurocurrency borrowings and from 0.50% to 1.00% for base-rate borrowings, depending on average excess availability under the receivables based credit facility during the prior fiscal quarter.

In addition to paying interest on outstanding principal under the receivables based credit facility, Clear Channel is required to pay a commitment fee to the lenders under the receivables based credit facility in respect of the unutilized commitments thereunder.  The commitment fee rate ranges from 0.25% to 0.375% per annum dependent upon average unused commitments during the prior quarter. Clear Channel must also pay customary letter of credit fees.

Maturity

Borrowings under the receivables based credit facility will mature, and lending commitments thereunder will terminate, on the fifth anniversary of the effectiveness of the receivables based credit facility (December 24, 2017), provided that, (a) the maturity date will be October 31, 2015 if on October 30, 2015, greater than $500.0 million in aggregate principal amount is owing under certain of Clear Channel’s term loan credit facilities, (b) the maturity date will be May 3, 2016 if on May 2, 2016 greater than $500.0 million aggregate principal amount of Clear Channel’s 10.75% senior cash pay notes due 2016 and 11.00%/11.75% senior toggle notes due

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2016 are outstanding and (c) in the case of any debt under clauses (a) and (b) that is amended or refinanced in any manner that extends the maturity date of such debt to a date that is on or before the date that is five years after the effectiveness of the receivables based credit facility, the maturity date will be one day prior to the maturity date of such debt after giving effect to such amendment or refinancing if greater than $500,000,000 in aggregate principal amount of such debt is outstanding.

Prepayments

If at any time the sum of the outstanding amounts under the receivables based credit facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitments under the facility, Clear Channel will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess. Clear Channel may voluntarily repay outstanding loans under the receivables based credit facility at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency rate loans. Any voluntary prepayments Clear Channel makes will not reduce its commitments under the receivables based credit facility.

Guarantees and Security

The facility is guaranteed by, subject to certain exceptions, the guarantors of Clear Channel’s senior secured credit facilities. All obligations under the receivables based credit facility, and the guarantees of those obligations, are secured by a perfected security interest in all of Clear Channel’s and all of the guarantors’ accounts receivable and related assets and proceeds thereof that is senior to the security interest of Clear Channel’s senior secured credit facilities in such accounts receivable and related assets and proceeds thereof, subject to permitted liens, including prior liens permitted by the indenture governing certain of Clear Channel’s senior notes (the “legacy notes”), and certain exceptions.

Certain Covenants and Events of Default

If borrowing availability is less than the greater of (a) $50.0 million and (b) 10% of the aggregate commitments under the receivables based credit facility, in each case, for five consecutive business days (a “Liquidity Event”), Clear Channel will be required to comply with a minimum fixed charge coverage ratio of at least 1.00 to 1.00 for fiscal quarters ending on or after the occurrence of the Liquidity Event, and will be continued to comply with this minimum fixed charge coverage ratio until borrowing availability exceeds the greater of (x) $50.0 million and (y) 10% of the aggregate commitments under the receivables based credit facility, in each case, for 30 consecutive calendar days, at which time the Liquidity Event shall no longer be deemed to be occurring. In addition, the receivables based credit facility includes negative covenants that, subject to significant exceptions, limit Clear Channel’s ability and the ability of its restricted subsidiaries to, among other things:

•          incur additional indebtedness;

•          create liens on assets;

•          engage in mergers, consolidations, liquidations and dissolutions;

•          sell assets;

•          pay dividends and distributions or repurchase capital stock;

•          make investments, loans, or advances;

•          prepay certain junior indebtedness;

•          engage in certain transactions with affiliates;

•          amend material agreements governing certain junior indebtedness; and

•          change lines of business.

The receivables based credit facility includes certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments and a change of control. If an event of default occurs, the lenders under the receivables based credit facility will be entitled to take various actions, including the acceleration of all amounts due under Clear Channel’s receivables based credit facility and all actions permitted to be taken by a secured creditor.

9% Priority Guarantee Notes Due 2019

As of December 31, 2013, Clear Channel had outstanding $2.0 billion aggregate principal amount of 9.0% priority guarantee notes due 2019 (the “Priority Guarantee Notes due 2019”).

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Priority Guarantee Notes due 2019 mature on December 15, 2019 and bear interest at a rate of 9.0% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, which began on June 15, 2013. The Priority Guarantee Notes due 2019 are Clear Channel’s senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture. The Priority Guarantee Notes due 2019 and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) the capital stock of Clear Channel and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain legacy notes of Clear Channel), in each case equal in priority to the liens securing the obligations under Clear Channel’s senior secured credit facilities and Clear Channel’s priority guarantee notes due 2021, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing Clear Channel’s receivables based credit facility junior in priority to the lien securing Clear Channel’s obligations thereunder, subject to certain exceptions. In addition to the collateral granted to secure the Priority Guarantee Notes due 2019, the collateral agent and the trustee for the Priority Guarantee Notes due 2019 entered into an agreement with the administrative agent for the lenders under the senior secured credit facilities to turn over to the trustee under the Priority Guarantee Notes due 2019, for the benefit of the holders of the Priority Guarantee Notes due 2019, a pro rata share of any recovery received on account of the principal properties, subject to certain terms and conditions.

Clear Channel may redeem the Priority Guarantee Notes due 2019 at its option, in whole or part, at any time prior to July 15, 2015, at a price equal to 100% of the principal amount of the Priority Guarantee Notes due 2019 redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. Clear Channel may redeem the Priority Guarantee Notes due 2019, in whole or in part, on or after July 15, 2015, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.  Prior to July 15, 2015, Clear Channel may elect to redeem up to 40% of the aggregate principal amount of the Priority Guarantee Notes due 2019 at a redemption price equal to 109.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the Priority Guarantee Notes due 2019 contains covenants that limit Clear Channel’s ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of Clear Channel’s existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of Clear Channel’s assets. The indenture contains covenants that limit the Company’s and Clear Channel’s ability and the ability of its restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the Priority Guarantee Notes due 2019. The indenture also provides for customary events of default.

9% Priority Guarantee Notes Due 2021

As of December 31, 2013, Clear Channel had outstanding $1.75 billion aggregate principal amount of 9.0% priority guarantee notes due 2021 (the “Priority Guarantee Notes due 2021”).

The Priority Guarantee Notes due 2021 mature on March 1, 2021 and bear interest at a rate of 9.0% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, which began on September 1, 2011. The Priority Guarantee Notes due 2021 are Clear Channel’s senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture. The Priority Guarantee Notes due 2021 and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) the capital stock of Clear Channel and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain legacy notes of Clear Channel), in each case equal in priority to the liens securing the obligations under Clear Channel’s senior secured credit facilities and the Priority Guarantee Notes due 2019, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing Clear Channel’s receivables based credit facility junior in priority to the lien securing Clear Channel’s obligations thereunder, subject to certain exceptions.

Clear Channel may redeem the Priority Guarantee Notes due 2021 at its option, in whole or part, at any time prior to March 1, 2016, at a price equal to 100% of the principal amount of the Priority Guarantee Notes due 2021 redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. Clear Channel may redeem the Priority Guarantee Notes due 2021, in whole or in part, on or after March 1, 2016, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.  At any time on or before March 1, 2014, Clear Channel may elect to redeem up to 40% of the aggregate principal amount of the Priority Guarantee Notes due 2021 at a redemption price equal to 109.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The indenture governing the Priority Guarantee Notes due 2021 contains covenants that limit Clear Channel’s ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of Clear Channel’s existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of Clear Channel’s assets. The indenture contains covenants that limit the Company’s and Clear Channel’s ability and the ability of its restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the Priority Guarantee Notes due 2021. The indenture also provides for customary events of default.

11.25% Priority Guarantee Notes Due 2021

As of December 31, 2013, Clear Channel had outstanding $575.0 million aggregate principal amount of 11.25% Priority Guarantee Notes due 2021 (the “11.25% Priority Guarantee Notes”).

The 11.25% Priority Guarantee Notes mature on March 1, 2021 and bear interest at a rate of 11.25% per annum, payable semi-annually on March 1 and September 1 of each year, which began on September 1, 2013. The 11.25% Priority Guarantee Notes are Clear Channel’s senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture governing such notes. The 11.25% Priority Guarantee Notes and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) the capital stock of Clear Channel and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing the legacy notes of Clear Channel), in each case equal in priority to the liens securing the obligations under Clear Channel’s senior secured credit facilities, Clear Channel’s Priority Guarantee Notes due 2021 and Clear Channel’s Priority Guarantee Notes due 2019, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing Clear Channel’s receivables based credit facility junior in priority to the lien securing Clear Channel’s obligations thereunder, subject to certain exceptions.

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

Subsidiary Senior Revolving Credit Facility Due 2018

During the third quarter of 2013, CCOH entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital, to issue letters of credit and for other general corporate purposes.  At December 31, 2013, there were no amounts outstanding under the revolving credit facility, and $34.1 million of letters of credit under the revolving credit facility, which reduce availability under the facility.

Senior Cash Pay Notes and Senior Toggle Notes

As of December 31, 2013, Clear Channel had outstanding $94.3 million aggregate principal amount of 10.75% senior cash pay notes due 2016 and $127.9 million aggregate principal amount of 11.00%/11.75% senior toggle notes due 2016.

The senior cash pay notes and senior toggle notes are unsecured and are guaranteed by the Company and each of Clear Channel’s existing and future material wholly-owned domestic restricted subsidiaries, subject to certain exceptions.  The senior cash pay notes and senior toggle notes mature on August 1, 2016 and the senior toggle notes may require a special redemption of up to $30.0 million

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

on August 1, 2015.  Clear Channel may elect on each interest election date to pay all or 50% of such interest on the senior toggle notes in cash or by increasing the principal amount of the senior toggle notes or by issuing new senior toggle notes (such increase or issuance, “PIK Interest”).  Interest on the senior toggle notes payable in cash will accrue at a rate of 11.00% per annum and PIK Interest will accrue at a rate of 11.75% per annum.

Prior to August 1, 2012, Clear Channel was able to redeem some or all of the senior cash pay notes and senior toggle notes at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest thereon to the redemption date and an applicable premium, as described in the indenture governing such notes.  Since August 1, 2012, Clear Channel may redeem some or all of the senior cash pay notes and senior toggle notes at any time at the redemption prices set forth in the indenture governing such notes. If Clear Channel undergoes a change of control, sells certain its assets, or issues certain debt, it may be required to offer to purchase the senior cash pay notes and senior toggle notes from holders.

The senior cash pay notes and senior toggle notes are senior unsecured debt and rank equal in right of payment with all of Clear Channel’s existing and future senior debt. Guarantors of obligations under the senior secured credit facilities, the receivables based credit facility, the Priority Guarantee Notes due 2021, the Priority Guarantee Notes due 2019, and the 11.25% Priority Guarantee Notes guarantee the senior cash pay notes and senior toggle notes with unconditional guarantees that are unsecured and equal in right of payment to all existing and future senior debt of such guarantors, except that the guarantees are subordinated in right of payment only to the guarantees of obligations under the senior secured credit facilities, the receivables based credit facility, the Priority Guarantee Notes due 2021, the Priority Guarantee Notes due 2019, and the 11.25% Priority Guarantee Notes to the extent of the value of the assets securing such indebtedness. In addition, the senior cash pay notes and senior toggle notes and the guarantees are structurally senior to the Clear Channel senior notes and existing and future debt to the extent that such debt is not guaranteed by the guarantors of the senior cash pay notes and senior toggle notes. The senior cash pay notes and senior toggle notes and the guarantees are effectively subordinated to Clear Channel’s existing and future secured debt and that of the guarantors to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all obligations of subsidiaries that do not guarantee the senior cash pay notes and senior toggle notes.

On July 16, 2010, Clear Channel made the election to pay interest on the senior toggle notes entirely in cash, effective for the interest period commencing August 1, 2010, and has continued to pay interest in cash for each subsequent interest period.

As described in “Senior Notes due 2021” below, during 2013, Clear Channel exchanged a portion of the senior cash pay notes and the senior toggle notes for Senior Notes due 2021.

Senior Notes due 2021

As of December 31, 2013, Clear Channel had outstanding approximately $1.4 billion of aggregate principal amount of Senior Notes due 2021 (net of $421.9 million principal amount issued to, and held by, a subsidiary of Clear Channel).

During the second quarter of 2013, Clear Channel completed an exchange offer with certain holders of its senior cash pay notes and senior toggle notes pursuant to which Clear Channel issued $1.2 billion aggregate principal amount (including $421.0 million principal amount issued to, and held by, a subsidiary of Clear Channel) of Senior Notes due 2021.  In the exchange offer, $348.1 million aggregate principal amount of senior cash pay notes was exchanged for $348.0 million aggregate principal amount of the Senior Notes due 2021, and $917.2 million aggregate principal amount of senior toggle notes was exchanged for $853.0 million aggregate principal amount of Senior Notes due 2021 and $64.2 million of cash, plus, in each case, cash in an amount equal to accrued and unpaid interest from the last interest payment date applicable on the senior cash pay notes and senior toggle notes to, but not including, the closing date of the exchange offer.  The Senior Notes due 2021 mature on February 1, 2021.  Interest on the Senior Notes due 2021 is payable semi-annually on February 1 and August 1 of each year, which began on August 1, 2013.  Interest on the Senior Notes due 2021 will be paid at the rate of (i) 12.0% per annum in cash and (ii) 2.0% per annum through the issuance of payment-in-kind notes (the “PIK Notes”).  Any PIK Notes issued in certificated form will be dated as of the applicable interest payment date and will bear interest from and after such date. All PIK Notes issued will mature on February 1, 2021 and have the same rights and benefits as the Senior Notes due 2021.  The Senior Notes due 2021 are fully and unconditionally guaranteed on a senior basis by the guarantors named in the indenture governing such notes.  The guarantee is structurally subordinated to all existing and future indebtedness and other liabilities of any subsidiary of the applicable subsidiary guarantor that is not also a guarantor of the Senior Notes due 2021.  The guarantees are subordinated to the guarantees of Clear Channel’s senior secured credit facility and certain other permitted debt, but rank equal to all other senior indebtedness of the guarantors.

During the fourth quarter of 2013, Clear Channel completed an additional exchange offer with certain remaining holders of the senior cash pay notes and senior toggle notes pursuant to which Clear Channel issued $622.5 million aggregate principal amount of Senior

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Notes due 2021.  In the exchange offer, $353.8 million aggregate principal amount of senior cash pay notes was exchanged for $389.2 million aggregate principal amount of Senior Notes due 2021 and $14.2 million in cash, and $212.1 million aggregate principal amount of senior toggle notes was exchanged for $233.3 million aggregate principal amount of Senior Notes due 2021 and $8.5 million in cash, plus, in each case, cash in an amount equal to accrued and unpaid interest on the senior cash pay notes and senior toggle notes was netted against cash due for accrued interest on the Senior Notes due 2021 since the previous interest payment date.

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

Clear Channel Senior Notes

As of December 31, 2013, Clear Channel had outstanding approximately $1.4 billion aggregate principal amount of senior notes outstanding (net of $288.5 million aggregate principal amount held by a subsidiary of Clear Channel).

The senior notes were the obligations of Clear Channel prior to the merger. The senior notes are senior, unsecured obligations that are effectively subordinated to Clear Channel’s secured indebtedness to the extent of the value of Clear Channel’s assets securing such indebtedness and are not guaranteed by any of Clear Channel’s subsidiaries and, as a result, are structurally subordinated to all indebtedness and other liabilities of Clear Channel’s subsidiaries.  The senior notes rank equally in right of payment with all of Clear Channel’s existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness.

CCWH Senior Notes

As of December 31, 2013, the senior notes of the Company’s subsidiary, Clear Channel Worldwide Holdings, Inc. (“CCWH”), represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.75 million aggregate principal amount of Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes” and, together with the Series A CCWH Senior Notes, the “CCWH Senior Notes”).  The CCWH Senior Notes are guaranteed by CCOH, Clear Channel Outdoor, Inc. (“CCOI”) and certain of CCOH’s direct and indirect subsidiaries. The proceeds from the issuance of the CCWH Senior Notes were used to fund the repurchase of CCWH’s Series A Senior Notes due 2017 and CCWH’s Series B Senior Notes due 2017 (collectively, the “Existing CCWH Senior Notes”).

The Company capitalized $30.0 million in fees and expenses associated with the CCWH Senior Notes offering and an original issue discount of $7.4 million.  The Company is amortizing the capitalized fees and discount through interest expense over the life of the CCWH Senior Notes.

The CCWH Senior Notes are senior obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCWH and the guarantees of the CCWH Senior Notes rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors.  Interest on the CCWH Senior Notes is payable to the trustee weekly in arrears and to the noteholders on May 15 and November 15 of each year, which began on May 15, 2013.

At any time prior to November 15, 2017, CCWH may redeem the CCWH Senior Notes, in whole or in part, at a price equal to 100% of the principal amount of the CCWH Senior Notes plus a “make-whole” premium, together with accrued and unpaid interest, if any, to the redemption date. CCWH may redeem the CCWH Senior Notes, in whole or in part, on or after November 15, 2017, at the

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

redemption prices set forth in the applicable indenture governing the CCWH Senior Notes plus accrued and unpaid interest to the redemption date. At any time on or before November 15, 2015, CCWH may elect to redeem up to 40% of the then outstanding aggregate principal amount of the CCWH Senior Notes at a redemption price equal to 106.500% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings, subject to certain restrictions. Notwithstanding the foregoing, neither CCOH nor any of its subsidiaries is permitted to make any purchase of, or otherwise effectively cancel or retire any Series A CCWH Senior Notes or Series B CCWH Senior Notes if, after giving effect thereto and, if applicable, any concurrent purchase of or other addition with respect to any Series B CCWH Senior Notes or Series A CCWH Senior Notes, as applicable, the ratio of (a) the outstanding aggregate principal amount of the Series A CCWH Senior Notes to (b) the outstanding aggregate principal amount of the Series B CCWH Senior Notes shall be greater than 0.25, subject to certain exceptions.

The indenture governing the Series A CCWH Senior Notes contains covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•          incur or guarantee additional debt to persons other than Clear Channel and its subsidiaries (other than CCOH) or issue certain preferred stock;

•          create liens on its restricted subsidiaries’ assets to secure such debt;

•          create restrictions on the payment of dividends or other amounts to CCOH from its restricted subsidiaries that are not guarantors of the CCWH Senior Notes;

•          enter into certain transactions with affiliates;

•          merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets; and

•          sell certain assets, including capital stock of its subsidiaries, to persons other than Clear Channel and its subsidiaries (other than CCOH).

In addition, the indenture governing the Series A CCWH Senior Notes provides that if CCWH (i) makes an optional redemption of the Series B CCWH Senior Notes or purchases or makes an offer to purchase the Series B CCWH Senior Notes at or above 100% of the principal amount thereof, then CCWH shall apply a pro rata amount to make an optional redemption or purchase a pro rata amount of the Series A CCWH Senior Notes or (ii) makes an asset sale offer under the indenture governing the Series B CCWH Senior Notes, then CCWH shall apply a pro rata amount to make an offer to purchase a pro rata amount of Series A CCWH Senior Notes.

The indenture governing the Series A CCWH Senior Notes does not include limitations on dividends, distributions, investments or asset sales.

The indenture governing the Series B CCWH Senior Notes contains covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•          incur or guarantee additional debt or issue certain preferred stock;

•          redeem, repurchase or retire CCOH’s subordinated debt;

•          make certain investments;

•          create liens on its or its restricted subsidiaries’ assets to secure debt;

•          create restrictions on the payment of dividends or other amounts to it from its restricted subsidiaries that are not guarantors of the CCWH Senior Notes;

•          enter into certain transactions with affiliates;

•          merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets;

•          sell certain assets, including capital stock of its subsidiaries;

•          designate its subsidiaries as unrestricted subsidiaries; and

•          pay dividends, redeem or repurchase capital stock or make other restricted payments.

The Series A CCWH Senior Notes indenture and Series B CCWH Senior Notes indenture restrict CCOH’s ability to incur additional indebtedness but permit CCOH to incur additional indebtedness based on an incurrence test.  In order to incur (i) additional indebtedness under this test, CCOH’s debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively,  and (ii) additional indebtedness that is subordinated to the CCWH Senior Notes under this test, CCOH’s debt to adjusted EBITDA ratios (as defined by the indentures) must not be lower than 7.0:1 for total debt.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The indentures contain certain other exceptions that allow CCOH to incur additional indebtedness. The Series B CCWH Senior Notes indenture also permits CCOH to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if its debt to adjusted EBITDA ratios (as defined by the indentures) are lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively. The Series A CCWH Senior Notes indenture does not limit CCOH’s ability to pay dividends.  The Series B CCWH Senior Notes indenture contains certain exceptions that allow CCOH to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by CCOH of amounts outstanding under the revolving promissory note issued by Clear Channel to CCOH.

CCWH Senior Subordinated Notes

As of December 31, 2013, CCWH Subordinated Notes represented $2.2 billion of aggregate principal amount of indebtedness outstanding, which consist of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes” and, together with the Series A CCWH Subordinated Notes, the “CCWH Subordinated Notes”).  Interest on the CCWH Subordinated Notes is payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year, which began on September 15, 2012.

The CCWH Subordinated Notes are CCWH’s senior subordinated obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by CCOH, CCOI and certain of CCOH’s other domestic subsidiaries. The CCWH Subordinated Notes are unsecured senior subordinated obligations that rank junior to all of CCWH’s existing and future senior debt, including the CCWH Senior Notes, equally with any of CCWH’s existing and future senior subordinated debt and ahead of all of CCWH’s existing and future debt that expressly provides that it is subordinated to the CCWH Subordinated Notes. The guarantees of the CCWH Subordinated Notes rank junior to each guarantor’s existing and future senior debt, including the  CCWH Senior Notes, equally with each guarantor’s existing and future senior subordinated debt and ahead of each guarantor’s existing and future debt that expressly provides that it is subordinated to the guarantees of the CCWH Subordinated Notes.

At any time prior to March 15, 2015, CCWH may redeem the CCWH Subordinated Notes, in whole or in part, at a price equal to 100% of the principal amount of the CCWH Subordinated Notes plus a “make-whole” premium, together with accrued and unpaid interest, if any, to the redemption date. CCWH may redeem the CCWH Subordinated Notes, in whole or in part, on or after March 15, 2015, at the redemption prices set forth in the applicable indenture governing the CCWH Subordinated Notes plus accrued and unpaid interest to the redemption date. At any time on or before March 15, 2015, CCWH may elect to redeem up to 40% of the then outstanding aggregate principal amount of the CCWH Subordinated Notes at a redemption price equal to 107.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings, subject to certain restrictions.  Notwithstanding the foregoing, neither CCOH nor any of its subsidiaries is permitted to make any purchase of, or otherwise effectively cancel or retire any Series A CCWH Subordinated Notes or Series B CCWH Subordinated Notes if, after giving effect thereto and, if applicable, any concurrent purchase of or other addition with respect to any Series B CCWH Subordinated Notes or Series A CCWH Subordinated Notes, as applicable, the ratio of (a) the outstanding aggregate principal amount of the Series A CCWH Subordinated  Notes to (b) the outstanding aggregate principal amount of the Series B CCWH Subordinated Notes shall be greater than 0.25, subject to certain exceptions.

The Company capitalized $40.0 million in fees and expenses associated with the CCWH Subordinated Notes offering and are amortizing them through interest expense over the life of the CCWH Subordinated Notes.

The indenture governing the Series A CCWH Subordinated Notes contains covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•          incur or guarantee additional debt to persons other than Clear Channel and its subsidiaries (other than CCOH) or issue certain preferred stock;

•          create restrictions on the payment of dividends or other amounts to CCOH from its restricted subsidiaries that are not guarantors of the notes;

•          enter into certain transactions with affiliates;

•          merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of CCOH’s assets; and

•          sell certain assets, including capital stock of CCOH’s subsidiaries, to persons other than Clear Channel and its subsidiaries (other than CCOH).

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In addition, the indenture governing the Series A CCWH Subordinated Notes provides that if CCWH (i) makes an optional redemption of the Series B CCWH Subordinated Notes or purchases or makes an offer to purchase the Series B CCWH Subordinated Notes at or above 100% of the principal amount thereof, then CCWH shall apply a pro rata amount to make an optional redemption or purchase a pro rata amount of the Series A CCWH Subordinated Notes or (ii) makes an asset sale offer under the indenture governing the Series B CCWH Subordinated Notes, then CCWH shall apply a pro rata amount to make an offer to purchase a pro rata amount of Series A CCWH Subordinated Notes.

The indenture governing the Series A CCWH Subordinated Notes does not include limitations on dividends, distributions, investments or asset sales.

The indenture governing the Series B CCWH Subordinated Notes contains covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•          incur or guarantee additional debt or issue certain preferred stock;

•          make certain investments;

•          create restrictions on the payment of dividends or other amounts to CCOH from its restricted subsidiaries that are not guarantors of the notes;

•          enter into certain transactions with affiliates;

•          merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of CCOH’s assets;

•          sell certain assets, including capital stock of CCOH’s subsidiaries;

•          designate CCOH’s subsidiaries as unrestricted subsidiaries; and

•          pay dividends, redeem or repurchase capital stock or make other restricted payments.

The Series A CCWH Subordinated Notes indenture and Series B CCWH Subordinated Notes indenture restrict CCOH’s ability to incur additional indebtedness but permit CCOH to incur additional indebtedness based on an incurrence test.  In order to incur additional indebtedness under this test, CCOH’s debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1.  The indentures contain certain other exceptions that allow CCOH to incur additional indebtedness. The Series B CCWH Subordinated Notes indenture also permits CCOH to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if its debt to adjusted EBITDA ratios (as defined by the indentures) is lower than 7.0:1.  The Series A CCWH Senior Subordinated Notes indenture does not limit CCOH’s ability to pay dividends.  The Series B CCWH Subordinated Notes indenture contains certain exceptions that allow CCOH to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by CCOH of amounts outstanding under the revolving promissory note issued by Clear Channel to CCOH.

With the proceeds of the CCWH Subordinated Notes (net of the initial purchasers’ discount of $33.0 million), CCWH loaned an aggregate amount equal to $2,167.0 million to CCOI. CCOI paid all other fees and expenses of the offering using cash on hand and, with the proceeds of the loans, made a special cash dividend to CCOH, which in turn made a special cash dividend on March 15, 2012 in an amount equal to $6.0832 per share to its Class A and Class B stockholders of record at the close of business on March 12, 2012, including Clear Channel Holdings, Inc. (“CC Holdings”) and CC Finco, LLC (“CC Finco”), both wholly-owned subsidiaries of the Company.  Of the $2,170.4 million special cash dividend paid by CCOH, an aggregate of $1,925.7 million was distributed to CC Holdings and CC Finco, with the remaining $244.7 million distributed to other stockholders.  As a result, the Company recorded a reduction of $244.7 million in “Noncontrolling interest” on the consolidated balance sheet.

Refinancing Transactions

2011 Refinancing Transactions

In February 2011, Clear Channel amended its senior secured credit facilities and its receivables based facility and issued the Initial Priority Guarantee Notes due 2021.  In June 2011, Clear Channel issued the Additional Priority Guarantee Notes due 2021 at an issue price of 93.845% of the principal amount.  The Initial Priority Guarantee Notes due 2021 and the Additional Priority Guarantee Notes due 2021 have identical terms and are treated as a single class.

The Company capitalized $39.5 million in fees and expenses associated with the offering of the Initial Priority Guarantee Notes due 2021 and is amortizing them through interest expense over the life of the Initial Priority Guarantee Notes due 2021. The Company

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

capitalized an additional $7.1 million in fees and expenses associated with the offering of the Additional Priority Guarantee Notes due 2021 and is amortizing them through interest expense over the life of the Additional Priority Guarantee Notes due 2021.

Clear Channel used the proceeds of the Initial Priority Guarantee Notes due 2021 offering to prepay $500.0 million of the indebtedness outstanding under its senior secured credit facilities. The $500.0 million prepayment was allocated on a ratable basis between outstanding term loans and revolving credit commitments under Clear Channel’s revolving credit facility.

Clear Channel obtained, concurrent with the offering of the Initial Priority Guarantee Notes due 2021, amendments to its credit agreements with respect to its senior secured credit facilities and its receivables based facility (revolving credit commitments under the receivables based facility were reduced from $783.5 million to $625.0 million), which were required as a condition to complete the offering. The amendments, among other things, permit Clear Channel to request future extensions of the maturities of its senior secured credit facilities, provide Clear Channel with greater flexibility in the use of its accordion capacity, provide Clear Channel with greater flexibility to incur new debt, provided that the proceeds from such new debt are used to pay down senior secured credit facility indebtedness, and provide greater flexibility for CCOH and its subsidiaries to incur new debt, provided that the net proceeds distributed to Clear Channel from the issuance of such new debt are used to pay down senior secured credit facility indebtedness.

Of the $703.8 million of proceeds from the issuance of the Additional Priority Guarantee Notes due 2021 ($750.0 million aggregate principal amount net of $46.2 million of discount), Clear Channel used $500.0 million for general corporate purposes (to replenish cash on hand that Clear Channel previously used to pay senior notes at maturity on March 15, 2011 and May 15, 2011) and used the remaining $203.8 million to repay at maturity a portion of Clear Channel’s 5% senior notes that matured in March 2012.

2012 Refinancing Transactions

In March 2012, CCWH issued $275.0 million aggregate principal amount of the Series A CCWH Subordinated Notes and $1,925.0 million aggregate principal amount of the Series B CCWH Subordinated Notes and in connection therewith, CCOH distributed a dividend of $6.0832 per share to its stockholders of record. Using the CCOH dividend proceeds distributed to the Company’s wholly-owned subsidiaries, together with cash on hand, Clear Channel repaid $2,096.2 million of indebtedness under its senior secured credit facilities.

In November 2012, CCWH issued $735.75 million aggregate principal amount of the Series A CCWH Senior Notes, which were issued at an issue price of 99.0% of par, and $1,989.25 million aggregate principal amount of the Series B CCWH Senior Notes, which were issued at par.  CCWH used the net proceeds from the offering of the CCWH Senior Notes, together with cash on hand, to fund the tender offer for and redemption of the Existing CCWH Senior Notes.

During December 2012, Clear Channel exchanged $2.0 billion aggregate principal amount of term loans under its senior secured credit facilities for a like principal amount of newly issued Clear Channel Priority Guarantee Notes due 2019. The exchange offer, which was offered to eligible existing lenders under Clear Channel’s senior secured credit facilities, was exempt from registration under the Securities Act of 1933, as amended.  The Company capitalized $11.9 million in fees and expenses associated with the offering and are amortizing them through interest expense over the life of the notes.

2013 Refinancing Transactions

In February 2013, Clear Channel issued $575.0 million aggregate principal amount of the outstanding Priority Guarantee Notes due 2021 and used the net proceeds of such notes, together with the proceeds of borrowings under its receivables based credit facility and cash on hand, to prepay all $846.9 million of loans outstanding under its Term Loan A and to pay related fees and expenses.

During June 2013, Clear Channel amended its senior secured credit facility by extending a portion of Term Loan B and Term Loan C loans due 2016 through the creation of a new $5.0 billion Term Loan D due January 30, 2019. The amendment also permitted Clear Channel to make applicable high yield discount obligation catch-up payments beginning in May 2018 with respect to the new Term Loan D and any notes issued in connection with Clear Channel’s exchange of its outstanding 10.75% senior cash pay notes due 2016 and 11.00%/11.75% senior toggle notes due 2016.

During June 2013, Clear Channel exchanged $348.1 million aggregate principal amount of senior cash pay notes for $348.0 million aggregate principal amount of the Senior Notes due 2021 and $917.2 million aggregate principal amount of senior toggle notes (including $452.7 million aggregate principal amount held by a subsidiary of Clear Channel) for $853.0 million aggregate principal amount of Senior Notes due 2021 (including $421.0 million aggregate principal amount issued to the subsidiary of Clear Channel) and $64.2 million of cash (including $31.7 million of cash paid to the subsidiary of Clear Channel), pursuant to the exchange offer.  In

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

connection with the exchange offer and the senior secured credit facility amendment, both of which were accounted for as modifications of existing debt in accordance with ASC 470-50, the Company incurred expenses of $17.9 million which are included in “Other income (expenses), net”.

Further, in December 2013, Clear Channel exchanged an additional $353.8 million aggregate principal amount of senior cash pay notes for $389.2 million aggregate principal amount of the Senior Notes due 2021 and $14.2 million of cash as well as an additional $212.1 million aggregate principal amount of senior toggle notes for $233.3 million aggregate principal amount of Senior Notes due 2021 and $8.5 million of cash, pursuant to the exchange offer.  In connection with the exchange offer, which was accounted for as extinguishment of existing debt in accordance with ASC 470-50, the Company incurred expenses of $84.0 million, which are included in “Loss on extinguishment of debt”.

In addition, during December 2013, Clear Channel amended its senior secured credit facility by extending a portion of Term Loan B and Term Loan C loans due 2016 through the creation of a new $1.3 billion Term Loan E due July 30, 2019.  In connection with the senior secured credit facility amendment, which was accounted for as modifications of existing debt, the Company incurred expenses of $5.5 million which are included in “Other income (expenses), net”.

Debt Repurchases, Maturities and Other

2013

During August 2013, Clear Channel made a $25.3 million scheduled applicable high-yield discount obligation payment to the holders of the senior toggle notes.

During February 2013, using the proceeds from the issuance of the 11.25% Priority Guarantee Notes along with borrowings under the receivables based credit facility of $269.5 million and cash on hand, Clear Channel prepaid all $846.9 million outstanding under its Term Loan A under its senior secured credit facilities.  The Company recorded a loss of $3.9 million in “Loss on extinguishment of debt” related to the accelerated expensing of loan fees.

During January 2013, Clear Channel repaid its 5.75% senior notes at maturity for $312.1 million (net of $187.9 million principal amount repaid to a subsidiary of Clear Channel with respect to notes repurchased and held by such entity), plus accrued interest, using cash on hand.

2012

During November 2012, CCWH repurchased $1,724.7 million aggregate principal amount of the Existing CCWH Senior Notes in a tender offer for the Existing CCWH Senior Notes.  Simultaneously with the early settlement of the tender offer, CCWH called for redemption all of the remaining $775.3 million aggregate principal amount of Existing CCWH Senior Notes that were not purchased on the early settlement date of the tender offer.  In connection with the redemption, CCWH satisfied and discharged its obligations under the Existing CCWH Senior Notes indentures by depositing with the trustee sufficient funds to pay the redemption price, plus accrued and unpaid interest on the remaining outstanding Existing CCWH Senior Notes to, but not including, the December 19, 2012 redemption date.

During October 2012, Clear Channel consummated a private exchange offer of $2.0 billion aggregate principal amount of term loans under its senior secured credit facilities for a like principal amount of newly issued Priority Guarantee Notes due 2019.  The exchange offer was available only to eligible lenders under the senior secured credit facilities, and the Priority Guarantee Notes due 2019 were offered only in reliance on exemptions from registration under the Securities Act of 1933, as amended.

In connection with the issuance of the CCWH Subordinated Notes, CCOH paid the $2,170.4 million CCOH dividend on March 15, 2012 to its Class A and Class B stockholders, consisting of $1,925.7 million distributed to CC Holdings and CC Finco and $244.7 million distributed to other stockholders. In connection with the Subordinated Notes issuance and CCOH dividend, Clear Channel repaid indebtedness under its senior secured credit facilities in an amount equal to the aggregate amount of dividend proceeds distributed to CC Holdings and CC Finco, or $1,925.7 million.  Of this amount, a prepayment of $1,918.1 million was applied to indebtedness outstanding under Clear Channel’s revolving credit facility, thus permanently reducing the revolving credit commitments under Clear Channel’s revolving credit facility to $10.0 million.  During the fourth quarter of 2012, the revolving credit facility was permanently paid off and terminated using available cash on hand.  The remaining $7.6 million prepayment was allocated on a pro rata basis to Clear Channel’s term loan facilities.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In addition, on March 15, 2012, using cash on hand, Clear Channel made voluntary prepayments under its senior secured credit facilities in an aggregate amount equal to $170.5 million, as follows: (i) $16.2 million under its Term Loan A due 2014, (ii) $129.8 million under its Term Loan B due 2016, (iii) $10.0 million under its Term Loan C due 2016 and (iv) $14.5 million under its delayed draw term loans due 2016. In connection with the prepayments on Clear Channel’s senior secured credit facilities, the Company recorded a loss of $15.2 million in “Loss on extinguishment of debt” related to the accelerated expensing of loan fees.

During March 2012, Clear Channel repaid its 5.0% senior notes at maturity for $249.9 million (net of $50.1 million principal amount repaid to a subsidiary of Clear Channel with respect to notes repurchased and held by such entity), plus accrued interest, using a portion of the proceeds from the June 2011 offering of the Additional Priority Guarantee Notes, along with cash on hand.

2011

During 2011, CC Finco repurchased certain of Clear Channel’s outstanding senior notes through open market repurchases as shown in the table below.  Notes repurchased and held by CC Finco are eliminated in consolidation.

(In thousands)	Year Ended December 31,
2011
CC Finco, LLC
Principal amount of debt repurchased	$80,000
Purchase accounting adjustments(1)	(20,476)
Gain recorded in "Loss on extinguishment of debt"(2)	(4,274)
Cash paid for repurchases of long-term debt	$55,250

(1)        Represents unamortized fair value purchase accounting discounts recorded as a result of the merger.

(2)        CC Finco repurchased certain of Clear Channel’s senior notes at a discount, resulting in a gain on the extinguishment of debt.

During 2011, Clear Channel repaid its 6.25% senior notes at maturity for $692.7 million (net of $57.3 million principal amount repaid to a subsidiary of Clear Channel with respect to notes repurchased and held by such entity), plus accrued interest, using a portion of the proceeds from the February 2011 offering of the Initial Priority Guarantee Notes, along with available cash on hand. Clear Channel also repaid its 4.4% senior notes at maturity for $140.2 million (net of $109.8 million principal amount repaid to a subsidiary of Clear Channel with respect to notes repurchased and held by such entity), plus accrued interest, with available cash on hand.  Prior to, and in connection with the June 2011 offering, Clear Channel repaid all amounts outstanding under its receivables based credit facility on June 8, 2011, using cash on hand. This voluntary repayment did not reduce the commitments under this facility and Clear Channel may reborrow amounts under this facility at any time.  In addition, on June 27, 2011, Clear Channel made a voluntary payment of $500.0 million on its revolving credit facility.  Furthermore, CC Finco repurchased $80.0 million aggregate principal amount of Clear Channel’s outstanding 5.5% senior notes due 2014 for $57.1 million, including accrued interest, through an open market purchase.

Future maturities of long-term debt at December 31, 2013 are as follows:

(in thousands)
2014	$484,413
2015	256,422
2016	2,384,739
2017	247,074
2018	175,084
Thereafter	17,258,873
Total (1)	$20,806,605

(1)     Excludes purchase accounting adjustments and original issue discount of $322.4 million, which is amortized through interest expense over the life of the underlying debt obligations.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Subsidiary Sale of Clear Channel Long-Term Debt

On February 14, 2014, CC Finco sold $227.0 million in aggregate principal amount of Senior Notes due 2021 to private purchasers in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”).  CC Finco expects the purchasers to validly tender the Senior Notes due 2021 into Clear Channel’s previously-announced registered exchange offer for the Senior Notes due 2021, which expires on February 20, 2014 (the “A/B Exchange Offer”).  Upon completion of the A/B Exchange Offer, the purchasers of the Senior Notes due 2021, along with all other holders of the Senior Notes due 2021 who have validly tendered such notes into the A/B Exchange Offer, will receive Senior Notes due 2021 that have been registered under the Act.  CC Finco has contributed the net proceeds from the sale of the Senior Notes due 2021 to Clear Channel, which intends to use such proceeds to repay, repurchase or otherwise acquire outstanding indebtedness from time to time and retire that indebtedness as it becomes due or upon its earlier repayment, repurchase or acquisition.  Following the sale of the Senior Notes due 2021, CC Finco continues to hold $199.1 million in aggregate principal amount of Senior Notes due 2021.

NOTE 6 – FAIR VALUE MEASUREMENTS

ASC 820-10-35 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Marketable Equity Securities

The Company’s marketable equity securities and interest rate swap are measured at fair value on each reporting date.

The marketable equity securities are measured at fair value using quoted prices in active markets.  Due to the fact that the inputs used to measure the marketable equity securities at fair value are observable, the Company has categorized the fair value measurements of the securities as Level 1.

The cost, unrealized holding gains or losses, and fair value of the Company’s investments at December 31, 2013 and 2012 are as follows:

(In thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Investments	Cost	Losses	Gains	Value
2013
Available-for-sale	$659	$-	$1,283	$1,942
Other cost investments	7,783	-	-	7,783
Total	$8,442	$-	$1,283	$9,725
2012
Available-for-sale	$5,207	$-	$106,220	$111,427
Other cost investments	7,769	-	-	7,769
Total	$12,976	$-	$106,220	$119,196

During 2013, the Company sold shares of Sirius XM Radio, Inc. held by it for $135.5 million. In connection with the sale of shares of Sirius XM Radio, Inc., a realized gain of $130.9 million and income tax expense of $48.6 million were reclassified out of accumulated other comprehensive loss into “Gain on marketable securities” and “Income tax benefit,” respectively.  The net difference of $82.3 million is reported as a reduction of “Other comprehensive income (loss).”

Other cost investments include various investments in companies for which there is no readily determinable market value.  The Company recognized other-than-temporary impairments of $2.0 million on a cost investment for the year ended December 31, 2012, which was a non-cash impairment charge recorded in “Loss on marketable securities.”

The Company’s available-for-sale security, Independent News & Media PLC (“INM”), was in an unrealized loss position for an extended period of time.  As a result, the Company considered the guidance in ASC 320-10-S99 and reviewed the length of the time

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and the extent to which the market value was less than cost and the financial condition and near-term prospects of the issuer.  After this assessment, the Company concluded that the impairment was other than temporary and recorded a non-cash impairment charge $2.6 million and $4.8 million in “Loss on marketable securities” for the years ended 2012 and 2011, respectively, fully impairing this investment. No further impairments were recognized for the year ended 2013.

Interest Rate Swap

The Company previously entered into a $2.5 billion notional amount interest rate swap agreement to effectively convert a portion of its floating-rate debt to a fixed basis, thus reducing the impact of interest rate changes on future interest expense. The interest rate swap agreement matured on September 30, 2013. The swap was designated as a cash flow hedge with the effective portion of the gain or loss on the swap reported as a component of other comprehensive income (loss).  Ineffective portions of a cash flow hedging derivative’s change in fair value are recognized currently in earnings.  In accordance with ASC 815-20-35-9, as the critical terms of the swap and the floating-rate debt being hedged were the same at inception and remained the same during the current period, no ineffectiveness was recorded in earnings for the year ended December 31, 2013.

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

The fair value of the Company’s $2.5 billion notional amount interest rate swap designated as a hedging instrument and recorded in “Other current liabilities” was $76.9 million at December 31, 2012.  There was no liability at December 31, 2013 because the swap matured on September 30, 2013.

The following table details the beginning and ending accumulated other comprehensive loss and the current period activity related to the interest rate swap agreement:

(In thousands)	Accumulated other
comprehensive loss
Balance at December 31, 2011	$100,292
Other comprehensive income	52,112
Balance at December 31, 2012	48,180
Other comprehensive income	48,180
Balance at December 31, 2013	$-

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company accounts for its rentals that include renewal options, annual rent escalation clauses, minimum franchise payments and maintenance related to displays under the guidance in ASC 840.

The Company considers its non-cancelable contracts that enable it to display advertising on buses, bus shelters, trains, etc. to be leases in accordance with the guidance in ASC 840-10.  These contracts may contain minimum annual franchise payments which generally escalate each year.  The Company accounts for these minimum franchise payments on a straight-line basis.  If the rental increases are not scheduled in the lease, such as an increase based on subsequent changes in the index or rate, those rents are considered contingent rentals and are recorded as expense when accruable.  Other contracts may contain a variable rent component based on revenue.  The Company accounts for these variable components as contingent rentals and records these payments as expense when accruable.  No single contract or lease is material to the Company’s operations.

The Company accounts for annual rent escalation clauses included in the lease term on a straight-line basis under the guidance in ASC 840-20-25.  The Company considers renewal periods in determining its lease terms if at inception of the lease there is reasonable assurance the lease will be renewed.  Expenditures for maintenance are charged to operations as incurred, whereas expenditures for renewal and betterments are capitalized.

The Company leases office space, certain broadcasting facilities, equipment and the majority of the land occupied by its outdoor advertising structures under long-term operating leases.  The Company accounts for these leases in accordance with the policies described above.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s contracts with municipal bodies or private companies relating to street furniture, billboards, transit and malls generally require the Company to build bus stops, kiosks and other public amenities or advertising structures during the term of the contract.  The Company owns these structures and is generally allowed to advertise on them for the remaining term of the contract.  Once the Company has built the structure, the cost is capitalized and expensed over the shorter of the economic life of the asset or the remaining life of the contract.

In addition, the Company has commitments relating to required purchases of property, plant and equipment under certain street furniture contracts.  Certain of the Company’s contracts contain penalties for not fulfilling its commitments related to its obligations to build bus stops, kiosks and other public amenities or advertising structures.  Historically, any such penalties have not materially impacted the Company’s financial position or results of operations.

Certain acquisition agreements include deferred consideration payments based on performance requirements by the seller typically involving the completion of a development or obtaining appropriate permits that enable the Company to construct additional advertising displays.  At December 31, 2013, the Company believes its maximum aggregate contingency, which is subject to performance requirements by the seller, is approximately $30.0 million.  As the contingencies have not been met or resolved as of December 31, 2013, these amounts are not recorded.

As of December 31, 2013, the Company's future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, capital expenditure commitments and employment/talent contracts consist of the following:

(In thousands)			Capital
	Non-Cancelable	Non-Cancelable	Expenditure	Employment/Talent
	Operating Leases	Contracts	Commitments	Contracts
2014	$401,390	$533,454	$44,224	$84,009
2015	377,981	422,395	27,007	76,770
2016	309,239	341,684	14,382	72,223
2017	266,063	200,411	2,454	30,618
2018	226,722	987	152	11,000
Thereafter	1,344,727	539,324	23,532	-
Total	$2,926,122	$2,038,255	$111,751	$274,620

Rent expense charged to operations for the years ended December 31, 2013, 2012 and 2011 was $1.16 billion, $1.14 billion and $1.16 billion, respectively.

In various areas in which the Company operates, outdoor advertising is the object of restrictive and, in some cases, prohibitive zoning and other regulatory provisions, either enacted or proposed.  The impact to the Company of loss of displays due to governmental action has been somewhat mitigated by Federal and state laws mandating compensation for such loss and constitutional restraints.

The Company and its subsidiaries are involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued an estimate of the probable costs for the resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated.  These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings.  Additionally, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations.

Although the Company is involved in a variety of legal proceedings in the ordinary course of business, a large portion of its litigation arises in the following contexts: commercial disputes; defamation matters; employment and benefits related claims; governmental fines; intellectual property claims; and tax disputes.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stockholder Litigation

Two derivative lawsuits were filed in March 2012 in Delaware Chancery Court by stockholders of CCOH, an indirect non-wholly owned subsidiary of the Company. The consolidated lawsuits were captioned In re Clear Channel Outdoor Holdings, Inc. Derivative Litigation, Consolidated Case No. 7315-CS. The complaints named as defendants certain of Clear Channel’s and CCOH’s current and former directors and Clear Channel, as well as Bain Capital and THL. CCOH also was named as a nominal defendant. The complaints alleged, among other things, that in December 2009 Clear Channel breached fiduciary duties to CCOH and its stockholders by allegedly requiring CCOH to agree to amend the terms of a revolving promissory note payable by Clear Channel to CCOH (the “Note”) to extend the maturity date of the Note and to amend the interest rate payable on the Note. According to the complaints, the terms of the amended Note were unfair to CCOH because, among other things, the interest rate was below market. The complaints further alleged that Clear Channel was unjustly enriched as a result of that transaction. The complaints also alleged that the director defendants breached fiduciary duties to CCOH in connection with that transaction and that the transaction constituted corporate waste. On March 28, 2013, to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegations made in the complaint, legal counsel for the defendants entered into a binding memorandum of understanding (the “MOU”) with legal counsel for a special litigation committee consisting of certain independent directors of CCOH and the plaintiffs to settle the litigation. On July 8, 2013, the parties executed a Stipulation of Settlement, on terms consistent with the MOU, and presented the Stipulation of Settlement to the Delaware Chancery Court for approval. The Company, Clear Channel and CCOH filed the Stipulation of Settlement with the SEC as an exhibit to their respective Current Reports on Form 8-K filed on July 9, 2013. On September 9, 2013, the Delaware Chancery Court approved the settlement and, on October 9, 2013, the right to appeal expired. On October 19, 2013, in accordance with the terms of the settlement, CCOH’s board of directors (i) notified Clear Channel of its intent to make a demand for repayment of $200 million outstanding under the Note on November 8, 2013, (ii) declared a dividend of $200 million, which was conditioned upon Clear Channel satisfying such demand, and (iii) established a committee of the board of directors for the specific purpose of monitoring the Note. On October 23, 2013, Clear Channel and CCOH amended the Note in accordance with the terms of the settlement. The Company, Clear Channel and CCOH announced CCOH’s intent to make a demand for repayment of $200 million outstanding under the Note and CCOH’s declaration of the dividend in their respective Current Reports on Form 8-K filed on October 21, 2013, filed a copy of the amendment to the Note as an exhibit to their respective Current Reports on Form 8-K filed on October 23, 2013 and announced the demand and dividend payment in their respective Current Reports on Form 8-K filed on November 8, 2013.

Los Angeles Litigation

In 2008, Summit Media, LLC, one of the Company’s competitors, sued the City of Los Angeles (the “City”), Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties. Pursuant to the settlement agreement, Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays pursuant to modernization permits issued through an administrative process of the City. The Los Angeles Superior Court ruled in January 2010 that the settlement agreement constituted an ultra vires act of the City and nullified its existence, but did not invalidate the modernization permits issued to Clear Channel Outdoor, Inc. and CBS. All parties appealed the ruling by the Los Angeles Superior Court to Court of Appeal for the State of California, Second Appellate District, Division 8. On December 10, 2012, the Court of Appeal issued an order upholding the Superior Court’s finding that the settlement agreement was ultra vires and remanding the case to the Superior Court for the purpose of invalidating the modernization permits issued to Clear Channel Outdoor, Inc. and CBS for the digital displays that were the subject of the settlement agreement. On January 22, 2013, Clear Channel Outdoor, Inc. filed a petition with the California Supreme Court requesting its review of the matter, and the Supreme Court denied that petition on February 27, 2013. On April 12, 2013, the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. (77 of which displays were operating at the time of the ruling) and 13 issued to CBS and ordered that the companies turn off the electrical power to affected digital displays by the close of business on April 15, 2013. Clear Channel Outdoor, Inc. has complied with the order. On April 16, 2013, the Court conducted further proceedings during which it held that it was not invalidating two additional digital modernization permits that Clear Channel Outdoor, Inc. had secured through a special zoning plan and confirmed that its April 12 order invalidated only digital modernization permits – no other types of permits the companies may have secured for the signs at issue. Summit Media, LLC filed a further motion requesting that the Court order the demolition of the 82 sign structures on which the now-invalidated digital signs operated, as well as the invalidation of several other permits for traditional signs allegedly issued under the settlement agreement. At a hearing held on November 22, 2013, the Court denied Summit Media, LLC’s demolition motion by allowing the 82 sign structures and their LED faces to remain intact, thus allowing Clear Channel Outdoor, Inc. to seek permits under the existing City sign code to either wrap the LED faces with vinyl or convert the LED faces to traditional static signs. The Court further confirmed the invalidation of all permits issued under the settlement agreement. In anticipation of this order, Clear Channel Outdoor, Inc. had removed six static billboard facings solely permitted under the settlement agreement. At a hearing held on January 21, 2014, the Court denied Summit Media, LLC’s motion for attorney’s fees on the basis that Summit Media, LLC had a substantial financial interest in the outcome of the litigation and, therefore, was not entitled to fees under California’s private attorney general statute.

NOTE 8 – GUARANTEES

As of December 31, 2013, Clear Channel had outstanding surety bonds and commercial standby letters of credit of $49.1 million and $118.9 million, respectively, of which $33.0 million of letters of credit were cash secured.  Letters of credit in the amount of $2.0 million are collateral in support of surety bonds and these amounts would only be drawn under the letters of credit in the event a claim is filed against the associated surety bonds were funded and Clear Channel does not honor its reimbursement obligation to the Surety. These letters of credit and surety bonds relate to various operational matters including insurance, bid, concession and performance bonds as well as other items.

As of December 31, 2013, Clear Channel had outstanding bank guarantees of $57.4 million. Bank guarantees in the amount of $13.3 million are backed by cash collateral.

NOTE 9 – INCOME TAXES

Significant components of the provision for income tax benefit (expense) are as follows:

(In thousands)	Years Ended December 31,
	2013	2012	2011
Current - Federal	$10,586	$61,655	$18,608
Current - foreign	(48,466)	(48,579)	(51,293)
Current - state	1,527	(9,408)	14,719
Total current benefit (expense)	(36,353)	3,668	(17,966)

Deferred - Federal	126,905	261,014	126,078
Deferred - foreign	8,932	27,970	13,708
Deferred - state	22,333	15,627	4,158
Total deferred benefit	158,170	304,611	143,944
Income tax benefit	$121,817	$308,279	$125,978

Current tax expense of $36.4 million was recorded for 2013 as compared to a current tax benefit of $3.7 million for 2012.  The change in current tax was primarily due to the Company’s settlement of U.S. federal and foreign tax examinations during 2012.  Pursuant to the settlements, the Company recorded a reduction to current income tax expense of approximately $67.3 million during 2012 as compared with reductions to current income tax expense of $30.4 million during 2013, to reflect the net current tax benefits of the settlements.

Current tax benefit of $3.7 million was recorded for 2012 as compared to a current tax expense of $18.0 million for 2011 primarily due to the Company’s settlement of U.S. federal and foreign tax examinations during 2012 mentioned above.

Deferred tax benefit of $158.2 million for 2013 primarily relates to cancellation of debt income recognized during the year as a result of certain debt restructuring transactions, and is lower when compared with the deferred tax benefit of $304.6 million for 2012. The decrease in deferred tax benefit in 2013 is primarily due to the valuation allowance of $143.5 million recorded against a portion of the Company’s federal and state net operating losses.

Deferred tax benefit of $304.6 million for 2012 primarily relates to federal and state net operating loss carryforwards, and is higher when compared with the deferred tax benefit of $143.9 million for 2011. The increase in deferred tax benefit in 2012 is primarily due to additional loss before income taxes in 2012 compared to 2011.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2013 and 2012 are as follows (1):

(In thousands)	2013	2012
Deferred tax liabilities:
Intangibles and fixed assets	$2,402,168	$2,451,874
Long-term debt	183,615	381,712
Investments in nonconsolidated affiliates	-	49,654
Unrealized loss in marketable securities	-	10,058
Other investments	6,759	5,832
Other	6,655	5,480
Total deferred tax liabilities	2,599,197	2,904,610

Deferred tax assets:
Accrued expenses	106,651	85,132
Investments in nonconsolidated affiliates	1,824	-
Net operating loss carryforwards	1,287,239	1,278,894
Bad debt reserves	9,726	12,633
Other	35,527	41,011
Total gross deferred tax assets	1,440,967	1,417,670
Less: Valuation allowance	327,623	183,686
Total deferred tax assets	1,113,344	1,233,984
Net deferred tax liabilities	$1,485,853	$1,670,626

(1)        For comparability, the presentation of the balances at December 31, 2012 were adjusted to align to current year presentation of gross foreign deferred taxes and associated valuation allowances on our foreign subsidiaries.

Included in the Company’s net deferred tax liabilities are $52.0 million and $19.2 million of current net deferred tax assets for 2013 and 2012, respectively.  The Company presents these assets in “Other current assets” on its consolidated balance sheets.  The remaining $1.5 billion and $1.7 billion of net deferred tax liabilities for 2013 and 2012, respectively, are presented in “Deferred tax liabilities” on the consolidated balance sheets.

The Company’s net foreign deferred tax liabilities were $19.8 million and $30.3 million for the periods ended December 31, 2013 and December 31, 2012, respectively.

The deferred tax liability related to intangibles and fixed assets primarily relates to the difference in book and tax basis of acquired FCC licenses, billboard permits and tax deductible goodwill created from the Company’s various stock acquisitions.  In accordance with ASC 350-10, Intangibles—Goodwill and Other, the Company does not amortize FCC licenses and billboard permits.  As a result, this deferred tax liability will not reverse over time unless the Company recognizes future impairment charges related to its FCC licenses, permits and tax deductible goodwill or sells its FCC licenses or permits.  As the Company continues to amortize its tax basis in its FCC licenses, permits and tax deductible goodwill, the deferred tax liability will increase over time.

At December 31, 2013, the Company had recorded net operating loss carryforwards (tax effected) for federal and state income tax purposes of approximately $1.1 billion, expiring in various amounts through 2033.  The Company expects to realize the benefits of the majority of its deferred tax assets attributable to federal and state net operating losses based upon its expectations as to future taxable income from deferred tax liabilities that reverse in the relevant federal and state jurisdictions and carryforward periods.  The Company has recorded a partial valuation allowance of $143.5 million against these deferred tax assets during 2013 as the reversing deferred tax liabilities that can be used as a source of future taxable income to realize the deferred tax assets was exceeded by the additional federal and state net operating losses generated in the period ended December 31, 2013.  In addition, the Company had recorded deferred tax assets for foreign net operating loss carryforwards (tax effected) of approximately $170.8 million as offset in part by an associated valuation allowance of $156.8 million.  Additional deferred tax valuation allowance of $23.5 million offsets other foreign deferred tax assets that are not expected to be realized.  Realization of these foreign deferred tax assets is dependent upon the Company’s ability to generate future taxable income in appropriate tax jurisdictions to obtain benefits.  Due to the Company’s evaluation of negative factors including particular negative evidence of cumulative losses in these jurisdictions, the Company continues to record valuation

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

allowances on the foreign deferred tax assets that are not expected to be realized.   For its remaining gross deferred tax assets, the Company is relying on its assessment of deferred tax liabilities that will reverse in the same carryforward period and jurisdiction and are of the same character as the net operating loss carryforwards and temporary differences that give rise to the deferred tax assets.  Any deferred tax liabilities associated with acquired FCC licenses, billboard permits and tax-deductible goodwill intangible assets are not relied upon as these intangible assets have an indefinite life.

At December 31, 2013, net deferred tax liabilities include a deferred tax asset of $27.1 million relating to stock-based compensation expense under ASC 718-10, Compensation—Stock Compensation.  Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date.  Accordingly, there can be no assurance that the stock price of the Company’s common stock will rise to levels sufficient to realize the entire deferred tax benefit currently reflected in its balance sheet.

The reconciliation of income tax computed at the U.S. Federal statutory tax rates to income tax benefit is:

	Years Ended December 31,
(In thousands)	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax benefit at
statutory rates	$246,867	35%	$251,814	35%	$137,903	35%
State income taxes, net of
federal tax effect	32,768	4%	6,218	1%	18,877	5%
Foreign income taxes	(22,640)	(3%)	8,782	2%	(4,683)	(1%)
Nondeductible items	(4,870)	(1%)	(4,617)	(1%)	(3,154)	(1%)
Changes in valuation allowance
and other estimates	(135,161)	(19%)	50,697	7%	(15,816)	(4%)
Other, net	4,853	1%	(4,615)	(1%)	(7,149)	(2%)
Income tax benefit	$121,817	17%	$308,279	43%	$125,978	32%

A tax benefit was recorded for the year ended December 31, 2013 of 17%.  The effective tax rate for 2013 was impacted by the $143.5 million valuation allowance recorded during the period as additional deferred tax expense.  The valuation allowance was recorded against a portion of the federal and state net operating losses due to the uncertainty of the ability to utilize those losses in future periods.  This expense was partially offset by $20.2 million in net tax benefits recorded during the period due to the settlement of certain U.S. federal and state tax examinations during the year.  Foreign income before income taxes was approximately $48.3 million for 2013.

A tax benefit was recorded for the year ended December 31, 2012 of 43%.  The effective tax rate for 2012 was impacted by the Company’s settlement of U.S. federal and foreign tax examinations during the year.  Pursuant to the settlements, the Company recorded a reduction to income tax expense of approximately $60.6 million to reflect the net tax benefits of the settlements.  This benefit was partially offset by additional tax recorded during 2012 related to the write-off of deferred tax assets associated with the vesting of certain equity awards.  Foreign income before income taxes was approximately $84.0 million for 2012.

A tax benefit was recorded for the year ended December 31, 2011 of 32%.  The effective tax rate for 2011 was impacted by the Company’s settlement of U.S. federal and state tax examinations during the year. Pursuant to the settlements, the Company recorded a reduction to income tax expense of approximately $16.3 to reflect the net tax benefits of the settlements. This benefit was partially offset by additional tax recorded during 2011 related to the write-off of deferred tax assets associated with the vesting of certain equity awards and the inability to benefit from certain tax loss carryforwards in foreign jurisdictions.  Foreign income before income taxes was approximately $94.0 million for 2011.

The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense.  The total amount of interest accrued at December 31, 2013 and 2012 was $49.4 million and $50.5 million, respectively.  The total amount of unrecognized tax benefits and accrued interest and penalties at December 31, 2013 and 2012 was $178.8 million and $188.9 million, respectively, of which $131.0 million and $158.3 million is included in “Other long-term liabilities”, and $11.6 million and $0.5 million is included in “Accrued Expenses” on the Company’s consolidated balance sheets, respectively.  In addition,

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$36.1 million of unrecognized tax benefits are recorded net with the Company’s deferred tax assets for its net operating losses as opposed to being recorded in “Other long-term liabilities” at December 31, 2013.  The total amount of unrecognized tax benefits at December 31, 2013 and 2012 that, if recognized, would impact the effective income tax rate is $100.1 million and $107.0 million, respectively.

(In thousands)	Years Ended December 31,
Unrecognized Tax Benefits	2013	2012
Balance at beginning of period	$138,437	$175,782
Increases for tax position taken in the current year	12,004	10,575
Increases for tax positions taken in previous years	13,163	14,774
Decreases for tax position taken in previous years	(21,928)	(55,113)
Decreases due to settlements with tax authorities	(1,113)	(7,581)
Decreases due to lapse of statute of limitations	(11,188)	-
Balance at end of period	$129,375	$138,437

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions.  During 2013, the Company effectively settled certain U.S. federal and state examinations and as a result reversed liabilities that had been recorded for the uncertain tax positions in those periods.  During 2012, the Company effectively settled certain Federal and foreign examinations and as a result reversed liabilities that had been recorded for the uncertain tax positions in those periods.  Additionally, during 2012, the Company settled an examination in the United Kingdom and, as a result of the settlement, paid approximately $7.2 million in tax and interest.  All federal income tax matters through 2008 are closed and the IRS is currently auditing the Company’s 2009 and 2010 periods.  Substantially all material state, local, and foreign income tax matters have been concluded for years through 2005.

NOTE 10 – MEMBER’S INTEREST

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in member’s deficit attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2013	$(8,299,188)	$303,997	$(7,995,191)
Net income (loss)	(606,883)	23,366	(583,517)
Dividends and other payments to noncontrolling interests	-	(91,887)	(91,887)
Foreign currency translation adjustments	(29,755)	(3,246)	(33,001)
Unrealized holding gain on marketable securities	16,439	137	16,576
Unrealized holding gain on cash flow derivatives	48,180	-	48,180
Other adjustments to comprehensive loss	5,932	800	6,732
Other, net	6,694	12,531	19,225
Reclassifications	(83,585)	(167)	(83,752)
Balances at December 31, 2013	$(8,942,166)	$245,531	$(8,696,635)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2012	$(7,993,736)	$521,794	$(7,471,942)
Net income (loss)	(424,479)	13,289	(411,190)
Dividends and other payments to noncontrolling interests	-	(251,666)	(251,666)
Foreign currency translation adjustments	34,433	5,809	40,242
Unrealized holding gain (loss) on marketable securities	23,396	(293)	23,103
Unrealized holding gain on cash flow derivatives	52,112	-	52,112
Other adjustments to comprehensive loss	1,006	129	1,135
Other, net	6,268	14,702	20,970
Reclassifications	1,812	233	2,045
Balances at December 31, 2012	$(8,299,188)	$303,997	$(7,995,191)

Dividends

The Company has not paid cash dividends since its formation and its ability to pay dividends is subject to restrictions should it seek to do so in the future. Clear Channel’s debt financing arrangements include restrictions on its ability to pay dividends thereby limiting the Company’s ability to pay dividends.

Share-Based Compensation

Stock Options

The Company does not have any compensation plans under which it grants stock awards to employees. Prior to the merger, Clear Channel granted options to purchase its common stock to its employees and directors and its affiliates under its various equity incentive plans typically at no less than the fair value of the underlying stock on the date of grant. These options were granted for a term not exceeding ten years and were forfeited, except in certain circumstances, in the event the employee or director terminated his or her employment or relationship with Clear Channel or one of its affiliates. Prior to acceleration, if any, in connection with the merger, these options vested over a period of up to five years. All equity incentive plans contained anti-dilutive provisions that permitted an adjustment of the number of shares of Clear Channel’s common stock represented by each option for any change in capitalization.

CCMH has granted options to purchase its shares of Class A common stock to certain key executives under its equity incentive plan at no less than the fair value of the underlying stock on the date of grant.  These options are granted for a term not to exceed ten years and are forfeited, except in certain circumstances, in the event the executive terminates his or her employment or relationship with CCMH or one of its affiliates.  Approximately three-fourths of the options outstanding at December 31, 2013 vest based solely on continued service over a period of up to five years with the remainder becoming eligible to vest over a period of up to five years if certain predetermined performance targets are met.  The equity incentive plan contains antidilutive provisions that permit an adjustment of the number of shares of CCMH’s common stock represented by each option for any change in capitalization.

The Company accounts for its share-based payments using the fair value recognition provisions of ASC 718-10.  The fair value of the portion of options that vest based on continued service is estimated on the grant date using a Black-Scholes option-pricing model and the fair value of the remaining options which contain vesting provisions subject to service, market and performance conditions is estimated on the grant date using a Monte Carlo model.  Expected volatilities were based on historical volatility of peer companies’ stock, including CCMH, over the expected life of the options.  The expected life of the options granted represents the period of time that the options granted are expected to be outstanding.  The Company used historical data to estimate option exercises and employee terminations within the valuation model.  The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards.  The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option.  No options were granted during the year ended December 31, 2013. The following assumptions were used to calculate the fair value of the options granted during the years ended December 31, 2012 and 2011:

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Years Ended December 31,
	2013(1)	2012	2011
Expected volatility	N/A	71% – 77%	67%
Expected life in years	N/A	6.3 – 6.5	6.3 – 6.5
Risk-free interest rate	N/A	0.97% – 1.55%	1.22% – 2.37%
Dividend yield	N/A	0%	0%

(1) No options were granted in 2013

The following table presents a summary of CCMH's stock options outstanding at and stock option activity during the year ended December 31, 2013 (“Price” reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2013	2,792	$30.82
Granted (1)	-	-
Exercised	-	-
Forfeited	(63)	10.00
Expired	(220)	10.63
Outstanding, December 31, 2013 (2)	2,509	33.11	5.5 years	-
Exercisable	1,423	32.03	4.9 years	-
Expected to Vest	1,062	35.08	6.2 years	-

(1)        The weighted average grant date fair value of options granted during the years ended December 31, 2012, and 2011 was $2.68 and $2.69 per share, respectively.  No options were granted during the year ended December 31, 2013.

(2)        Non-cash compensation expense has not been recorded with respect to 0.6 million shares as the vesting of these options is subject to performance conditions that have not yet been determined probable to meet.

A summary of CCMH’s unvested options and changes during the year ended December 31, 2013 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2013	1,588	$11.38
Granted	-	-
Vested (1)	(439)	14.40
Forfeited	(63)	4.68
Unvested, December 31, 2013	1,086	10.74

(1)        The total fair value of the options vested during the years ended December 31, 2013, 2012 and 2011 was $6.3 million, $3.9 million and $3.8 million, respectively.

Restricted Stock Awards

CCMH has granted restricted stock awards to its employees and affiliates under its equity incentive plan.  The restricted stock awards are restricted in transferability for a term of up to five years. Restricted stock awards are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with CCMH prior to the lapse of the restriction.  Dividends

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

or distributions paid in respect of unvested restricted stock awards will be held by CCMH and paid to the recipients of the restricted stock awards upon vesting of the shares.

The following table presents a summary of CCMH's restricted stock outstanding and restricted stock activity as of and during the year ended December 31, 2013 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2013	2,607	$5.69
Granted	1,956	3.86
Vested (restriction lapsed)	(543)	16.44
Forfeited	(101)	2.95
Outstanding, December 31, 2013	3,919	3.35

CCOH Share-Based Awards

CCOH Stock Options

The Company’s subsidiary, CCOH, has granted options to purchase shares of its Class A common stock to employees and directors of CCOH and its affiliates under its equity incentive plan at no less than the fair market value of the underlying stock on the date of grant.  These options are granted for a term not exceeding ten years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with CCOH or one of its affiliates.  These options vest solely on continued service over a period of up to five years.  The equity incentive stock plan contains anti-dilutive provisions that permit an adjustment of the number of shares of CCOH’s common stock represented by each option for any change in capitalization. CCOH determined that the CCOH dividend discussed in Note 5 was considered a change in capitalization and therefore adjusted outstanding options as of March 15, 2012.  No incremental compensation cost was recognized in connection with the adjustment.

The fair value of each option awarded on CCOH common stock is estimated on the date of grant using a Black-Scholes option-pricing model.  Expected volatilities are based on historical volatility of CCOH’s stock over the expected life of the options.  The expected life of options granted represents the period of time that options granted are expected to be outstanding.  CCOH uses historical data to estimate option exercises and employee terminations within the valuation model.  CCOH includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards.  The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option.  The following assumptions were used to calculate the fair value of CCOH’s options on the date of grant:

	Years Ended December 31,
	2013	2012	2011
Expected volatility	55% – 56%	54% – 56%	57%
Expected life in years	6.3	6.3	6.3
Risk-free interest rate	1.05% – 2.19%	0.92% – 1.48%	1.26% – 2.75%
Dividend yield	0%	0%	0%

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents a summary of CCOH’s stock options outstanding at and stock option activity during the year ended December 31, 2013 (“Price” reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2013	8,381	$9.22
Granted (1)	517	7.78
Exercised (2)	(1,088)	3.89
Forfeited	(226)	7.11
Expired	(675)	13.58
Outstanding, December 31, 2013	6,909	9.60	5.9 years	$15,545
Exercisable	4,264	10.90	4.7 years	$8,581
Expected to vest	2,514	7.49	7.9 years	$6,660

(1)        The weighted average grant date fair value of CCOH options granted during the years ended December 31, 2013, 2012 and 2011 was $4.10, $4.43 and $8.30 per share, respectively.

(2)        Cash received from option exercises during the years ended December 31, 2013, 2012 and 2011 was $4.2 million, $6.4 million and $1.4 million, respectively.  The total intrinsic value of the options exercised during the years ended December 31, 2013, 2012 and 2011 was $5.0 million, $7.9 million and $1.5 million, respectively.

A summary of CCOH’s unvested options at and changes during the year ended December 31, 2013 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2013	3,833	$5.19
Granted	517	4.10
Vested (1)	(1,479)	4.80
Forfeited	(226)	5.21
Unvested, December 31, 2013	2,645	5.21

(1)        The total fair value of CCOH options vested during the years ended December 31, 2013, 2012 and 2011 was $7.1 million, $11.5 million and $8.2 million, respectively.

CCOH Restricted Stock Awards

CCOH has also granted both restricted stock and restricted stock unit awards to its employees and affiliates under its equity incentive plan.  The restricted stock awards represent shares of Class A common stock that hold a legend which restricts their transferability for a term of up to five years.  The restricted stock units represent the right to receive shares upon vesting, which is generally over a period of up to five years.  Both restricted stock awards and restricted stock units are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with CCOH prior to the lapse of the restriction.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents a summary of CCOH’s restricted stock and restricted stock units outstanding at and activity during the year ended December 31, 2013 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2013	1,085	$6.26
Granted	1,105	7.51
Vested (restriction lapsed)	(15)	6.61
Forfeited	(283)	7.15
Outstanding, December 31, 2013	1,892	6.83

Share-Based Compensation Cost

The share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Share-based compensation payments are recorded in corporate expenses and were $16.7 million, $28.5 million and $20.7 million, during the years ended December 31, 2013, 2012 and 2011, respectively.

The tax benefit related to the share-based compensation expense for the years ended December 31, 2013, 2012 and 2011 was $6.3 million, $10.8 million and $7.9 million, respectively.

As of December 31, 2013, there was $22.9 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of December 31, 2013, there was $19.6 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

CCMH completed a voluntary stock option exchange program on November 19, 2012 and exchanged 2.0 million stock options granted under the Clear Channel 2008 Executive Incentive Plan for 1.8 million replacement restricted share awards with different service and performance conditions. CCMH accounted for the exchange program as a modification of the existing awards under ASC 718 and will recognize incremental compensation expense of approximately $1.7 million over the service period of the new awards. In connection with the exchange program, CCMH granted an additional 1.5 million restricted stock awards pursuant to a tax assistance program offered to employees participating in the exchange.  Of the total 1.5 million restricted stock awards granted, 0.9 million were repurchased by CCMH upon expiration of the exchange program while the remaining 0.6 million awards were forfeited. CCMH recognized $2.6 million of expense related to the awards granted in connection with the tax assistance program.

Included in corporate share-based compensation for the year ended December 31, 2011 is a $6.6 million reversal of expense related to the cancellation of a portion of an executive’s stock options. Additionally, CCMH completed a voluntary stock option exchange program on March 21, 2011 and exchanged 2.5 million stock options granted under the Clear Channel 2008 Executive Incentive Plan for 1.3 million replacement stock options with a lower exercise price and different service and performance conditions. CCMH accounted for the exchange program as a modification of the existing awards under ASC 718 and will recognize incremental compensation expense of approximately $1.0 million over the service period of the new awards.

NOTE 11 – EMPLOYEE STOCK AND SAVINGS PLANS

Clear Channel has various 401(k) savings and other plans for the purpose of providing retirement benefits for substantially all employees.  Under these plans, an employee can make pre-tax contributions and Clear Channel will match a portion of such an employee’s contribution.  Employees vest in these Clear Channel matching contributions based upon their years of service to Clear Channel.  Contributions of $26.6 million, $29.5 million and $27.8 million to these plans for the years ended December 31, 2013, 2012 and 2011, respectively, were expensed.

Clear Channel offers a non-qualified deferred compensation plan for a select group of management or highly compensated employees, under which such employees were able to make an annual election to defer up to 50% of their annual salary and up to 80% of their bonus before taxes.  Clear Channel suspended all salary and bonus deferrals and company matching contributions to the deferred compensation plan on January 1, 2010. Clear Channel accounts for the plan in accordance with the provisions of ASC 710-10.  Matching credits on amounts deferred may be made in Clear Channel’s sole discretion and Clear Channel retains ownership of all assets until distributed.  Participants in the plan have the opportunity to allocate their deferrals and any Clear Channel matching credits

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

among different investment options, the performance of which is used to determine the amounts to be paid to participants under the plan.  In accordance with the provisions of ASC 710-10, the assets and liabilities of the non-qualified deferred compensation plan are presented in “Other assets” and “Other long-term liabilities” in the accompanying consolidated balance sheets, respectively.  The asset and liability under the deferred compensation plan at December 31, 2013 was approximately $11.8 million recorded in “Other assets” and $11.8 million recorded in “Other long-term liabilities”, respectively.  The asset and liability under the deferred compensation plan at December 31, 2012 was approximately $10.6 million recorded in “Other assets” and $10.6 million recorded in “Other long-term liabilities”, respectively.

NOTE 12 — OTHER INFORMATION

The following table discloses the components of “Other income (expense)” for the years ended December 31, 2013, 2012 and 2011, respectively:

(In thousands)	Years Ended December 31,
	2013	2012	2011
Foreign exchange gain (loss)	$1,772	$(3,018)	$(234)
Debt modification expenses	(23,555)	-	-
Other	(197)	3,268	(2,935)
Total other income (expense), net	$(21,980)	$250	$(3,169)

The following table discloses the increase (decrease) in net deferred income tax liabilities related to each component of other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011, respectively:

(In thousands)	Years Ended December 31,
	2013	2012	2011
Foreign currency translation adjustments and other	$(14,421)	$3,210	$(449)
Unrealized holding gain on marketable securities	(11,010)	15,324	2,667
Unrealized holding gain (loss) on cash flow derivatives	28,759	30,074	20,157
Total increase (decrease) in deferred tax liabilities	$3,328	$48,608	$22,375

The following table discloses the components of “Other current assets” as of December 31, 2013 and 2012, respectively:

(In thousands)	As of December 31,
	2013	2012
Inventory	$26,872	$23,110
Deferred tax asset	51,967	19,249
Deposits	5,126	4,223
Deferred loan costs	30,165	44,446
Other	47,027	43,907
Total other current assets	$161,157	$134,935

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table discloses the components of “Other assets” as of December 31, 2013 and 2012, respectively:

(In thousands)	As of December 31,
	2013	2012
Investments in, and advances to, nonconsolidated affiliates	$238,806	$370,912
Other investments	9,725	119,196
Notes receivable	302	363
Prepaid expenses	24,231	32,382
Deferred loan costs	143,763	157,726
Deposits	26,200	24,474
Prepaid rent	62,864	71,942
Other	15,721	28,942
Non-qualified plan assets	11,844	10,593
Total other assets	$533,456	$816,530

The following table discloses the components of “Other current liabilities” as of December 31, 2013 and 2012, respectively:

(In thousands)	As of December 31,
	2013	2012
Interest rate swap - current portion	$-	$76,939
Redeemable noncontrolling interest	-	60,950
Total other current liabilities	$-	$137,889

The following table discloses the components of “Other long-term liabilities” as of December 31, 2013 and 2012, respectively:

(In thousands)	As of December 31,
	2013	2012
Unrecognized tax benefits	$131,015	$158,321
Asset retirement obligation	59,125	56,047
Non-qualified plan liabilities	11,844	10,593
Deferred income	20,273	12,121
Deferred rent	120,092	106,394
Employee related liabilities	31,617	24,265
Other	92,080	82,776
Total other long-term liabilities	$466,046	$450,517

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table discloses the components of “Accumulated other comprehensive loss,” net of tax, as of December 31, 2013 and 2012, respectively:

(In thousands)	As of December 31,
	2013	2012
Cumulative currency translation adjustment	$(209,392)	$(178,372)
Cumulative unrealized gain on securities	1,101	66,982
Cumulative other adjustments	12,218	6,286
Cumulative unrealized loss on cash flow derivatives	-	(48,180)
Total accumulated other comprehensive loss	$(196,073)	$(153,284)

NOTE 13 – SEGMENT DATA

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

During the first quarter of 2012, the Company recast its segment reporting, as discussed in Note 1. The following table presents the Company’s reportable segment results for the years ended December 31, 2013, 2012 and 2011.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	CCME	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Year Ended December 31, 2013
Revenue	$3,131,595	$1,290,452	$1,655,738	$227,864	$-	$(62,605)	$6,243,044
Direct operating expenses	931,976	566,669	1,028,059	25,271	-	(8,556)	2,543,419
Selling, general and administrative expenses	1,020,097	220,732	322,840	140,241	-	(54,049)	1,649,861
Depreciation and amortization	271,126	196,597	203,927	39,291	19,887	-	730,828
Impairment charges	-	-	-	-	16,970	-	16,970
Corporate expenses	-	-	-	-	324,182	-	324,182
Other operating income, net	-	-	-	-	22,998	-	22,998
Operating income (loss)	$908,396	$306,454	$100,912	$23,061	$(338,041)	$-	$1,000,782
Intersegment revenues	$-	$2,473	$-	$60,132	$-	$-	$62,605
Segment assets	$8,064,671	$3,693,308	$2,029,687	$534,363	$775,273	$-	$15,097,302
Capital expenditures	$75,742	$88,991	$108,548	$9,933	$41,312	$-	$324,526
Share-based compensation expense	$-	$-	$-	$-	$16,715	$-	$16,715
Year Ended December 31, 2012
Revenue	$3,084,780	$1,279,257	$1,667,687	$281,879	$-	$(66,719)	$6,246,884
Direct operating expenses	878,626	582,340	1,021,152	25,088	-	(12,965)	2,494,241
Selling, general and administrative expenses	993,116	211,245	363,417	152,394	-	(53,754)	1,666,418
Depreciation and amortization	271,399	192,023	205,258	45,568	15,037	-	729,285
Impairment charges	-	-	-	-	37,651	-	37,651
Corporate expenses	-	-	-	-	297,366	-	297,366
Other operating income, net	-	-	-	-	48,127	-	48,127
Operating income (loss)	$941,639	$293,649	$77,860	$58,829	$(301,927)	$-	$1,070,050
Intersegment revenues	$-	$1,175	$80	$65,464	$-	$-	$66,719
Segment assets	$8,201,798	$3,835,235	$2,256,309	$815,435	$1,183,936	$-	$16,292,713
Capital expenditures	$65,821	$117,647	$150,129	$17,438	$39,245	$-	$390,280
Share-based compensation expense	$-	$-	$-	$-	$28,540	$-	$28,540
Year Ended December 31, 2011
Revenue	$2,986,828	$1,252,725	$1,751,149	$234,542	$-	$(63,892)	$6,161,352
Direct operating expenses	857,622	566,313	1,064,562	27,807	-	(11,837)	2,504,467
Selling, general and administrative expenses	971,066	198,989	339,043	147,481	-	(52,055)	1,604,524
Depreciation and amortization	268,245	211,009	219,955	49,827	14,270	-	763,306
Impairment charges	-	-	-	-	7,614	-	7,614
Corporate expenses	-	-	-	-	239,399	-	239,399
Other operating income, net	-	-	-	-	12,682	-	12,682
Operating income (loss)	$889,895	$276,414	$127,589	$9,427	$(248,601)	$-	$1,054,724
Intersegment revenues	$-	$4,141	$-	$59,751	$-	$-	$63,892
Segment assets	$8,364,246	$3,886,098	$2,166,173	$809,212	$1,316,310	$-	$16,542,039
Capital expenditures	$50,198	$122,505	$166,044	$5,737	$19,490	$-	$363,974
Share-based compensation expense	$-	$-	$-	$-	$20,667	$-	$20,667

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue of $1.7 billion, $1.7 billion and $1.8 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2013, 2012 and 2011, respectively.  Revenue of $4.5 billion, $4.5 billion and $4.3 billion derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2013, 2012 and 2011, respectively.

Identifiable long-lived assets of $760.5 million, $805.2 million and $797.7 million derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2013, 2012 and 2011, respectively. Identifiable long-lived assets of $2.1 billion, $2.2 billion and $2.3 billion derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 14 — QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Revenue	$1,343,058	$1,360,723	$1,618,097	$1,602,494	$1,587,522	$1,587,331	$1,694,367	$1,696,336
Operating expenses:
Direct operating expenses	594,817	608,571	630,357	602,803	646,113	633,770	672,132	649,097
Selling, general and administrative expenses	403,363	426,083	411,341	401,479	411,354	407,501	423,803	431,355
Corporate expenses	83,763	72,606	77,557	72,094	92,204	73,921	70,658	78,745
Depreciation and amortization	182,182	175,366	179,734	181,839	177,330	182,350	191,582	189,730
Impairment charges	-	-	-	-	-	-	16,970	37,651
Other operating income, net	2,395	3,124	1,113	1,917	6,186	42,118	13,304	968
Operating income	81,328	81,221	320,221	346,196	266,707	331,907	332,526	310,726
Interest expense	385,525	374,016	407,508	385,867	438,404	388,210	418,014	400,930
Gain (loss) on marketable securities	-	-	130,898	-	31	-	(50)	(4,580)
Equity in earnings (loss) of nonconsolidated affiliates	3,641	3,555	5,971	4,696	3,983	3,663	(91,291)	6,643
Loss on extinguishment of debt	(3,888)	(15,167)	-	-	-	-	(83,980)	(239,556)
Other income (expense), net	(1,000)	(1,106)	(18,098)	(1,397)	1,709	824	(4,591)	1,929
Income (loss) before income taxes	(305,444)	(305,513)	31,484	(36,372)	(165,974)	(51,816)	(265,400)	(325,768)
Income tax benefit (expense)	96,325	157,398	(11,477)	8,663	73,802	13,232	(36,833)	128,986
Consolidated net income (loss)	(209,119)	(148,115)	20,007	(27,709)	(92,172)	(38,584)	(302,233)	(196,782)
Less amount attributable to noncontrolling interest	(6,116)	(4,486)	12,805	11,316	9,683	11,977	6,994	(5,518)
Net income (loss) attributable to the Company	$(203,003)	$(143,629)	$7,202	$(39,025)	$(101,855)	$(50,561)	$(309,227)	$(191,264)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Clear Channel is a party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the years ended December 31, 2013, 2012 and 2011, the Company recognized management fees and reimbursable expenses of $15.8 million, $15.9 million and $15.7 million, respectively.

Stock Purchases

On August 9, 2010, Clear Channel announced that its board of directors approved a stock purchase program under which Clear Channel or its subsidiaries may purchase up to an aggregate of $100.0 million of the Class A common stock of CCMH and/or the Class A common stock of CCOH. The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at Clear Channel’s discretion. During 2011, CC Finco purchased 1,553,971 shares of CCOH’s Class A common stock through open market purchases for approximately $16.4 million.  During 2012, CC Finco purchased 111,291 shares of CCMH’s Class A common stock for $692,887.  There were no stock purchases during 2013.

NOTE 16 – GUARANTOR SUBSIDIARIES

The Company and certain of Clear Channel’s direct and indirect wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guaranteed on a joint and several basis certain of Clear Channel’s outstanding indebtedness.  The following consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

(In thousands)	December 31, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$-	$9	$182,152	$525,990	$-	$708,151
Accounts receivable, net of allowance	-	-	739,658	714,688	-	1,454,346
Intercompany receivables (1)	-	3,022,719	-	61,825	(3,084,544)	-
Prepaid expenses	-	1,743	43,831	144,066	-	189,640
Other current assets	-	22,184	69,474	341,948	(272,449)	161,157
Total Current Assets	-	3,046,655	1,035,115	1,788,517	(3,356,993)	2,513,294
Structures, net	-	-	-	1,765,510	-	1,765,510
Other property, plant and equipment, net	-	-	815,358	316,762	-	1,132,120
Indefinite-lived intangibles - licenses	-	-	2,416,406	-	-	2,416,406
Indefinite-lived intangibles - permits	-	-	-	1,067,783	-	1,067,783
Other intangibles, net	-	-	970,926	495,620	-	1,466,546
Goodwill	-	-	3,348,299	853,888	-	4,202,187
Intercompany notes receivable	-	962,000	-	-	(962,000)	-
Long-term intercompany receivable	-	-	-	879,108	(879,108)	-
Investment in subsidiaries	(9,053,312)	3,876,744	231,141	-	4,945,427	-
Other assets	-	109,231	51,920	686,900	(314,595)	533,456
Total Assets	$(9,053,312)	$7,994,630	$8,869,165	$7,854,088	$(567,269)	$15,097,302

Accounts payable	$-	$-	$45,289	$86,081	$-	$131,370
Accrued expenses	-	(133,481)	361,977	578,714	-	807,210
Intercompany payable (1)	-	-	3,084,544	-	(3,084,544)	-
Accrued interest	-	219,921	241	3,966	(29,284)	194,844
Deferred income	-	-	61,684	110,750	-	172,434
Current portion of long-term debt	-	437,735	-	15,999	-	453,734
Total Current Liabilities	-	524,175	3,553,735	795,510	(3,113,828)	1,759,592
Long-term debt	-	15,798,376	4,000	4,919,377	(691,274)	20,030,479
Long-term intercompany payable	-	879,108	-	-	(879,108)	-
Intercompany long-term debt	-	-	962,000	-	(962,000)	-
Deferred income taxes	-	(175,925)	1,056,586	656,941	218	1,537,820
Other long-term liabilities	-	22,207	193,599	250,240	-	466,046
Total member's interest (deficit)	(9,053,312)	(9,053,311)	3,099,245	1,232,020	5,078,723	(8,696,635)
Total Liabilities and Member's Equity	$(9,053,312)	$7,994,630	$8,869,165	$7,854,088	$(567,269)	$15,097,302

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

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	December 31, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$-	$11	$333,768	$891,231	$-	$1,225,010
Accounts receivable, net of allowance	-	-	683,072	757,097	-	1,440,169
Intercompany receivables (1)	-	4,032,992	166,019	-	(4,199,011)	-
Prepaid expenses	-	2,397	33,190	152,052		187,639
Other current assets	-	36,446	64,894	248,325	(214,730)	134,935
Total Current Assets	-	4,071,846	1,280,943	2,048,705	(4,413,741)	2,987,753
Structures, net	-	-	-	1,890,693	-	1,890,693
Other Property, plant and equipment, net	-	-	827,623	318,538	-	1,146,161
Indefinite-lived intangibles - licenses	-	-	2,423,979	-	-	2,423,979
Indefinite-lived intangibles - permits	-	-	-	1,070,720	-	1,070,720
Other intangibles, net	-	-	1,174,818	565,974	-	1,740,792
Goodwill	-	-	3,350,083	866,002	-	4,216,085
Intercompany notes receivable	-	962,000	-	-	(962,000)	-
Long-term intercompany receivable	-	-	-	729,157	(729,157)	-
Investment in subsidiaries	(8,518,574)	3,848,000	552,184	-	4,118,390	-
Other assets	-	115,188	333,607	848,431	(480,696)	816,530
Total Assets	$(8,518,574)	$8,997,034	$9,943,237	$8,338,220	$(2,467,204)	$16,292,713

Accounts payable	$-	$-	$37,436	$95,790	$-	$133,226
Accrued expenses	-	(104,972)	319,466	561,561	-	776,055
Intercompany payable (1)	-	-	4,032,992	166,019	(4,199,011)	-
Accrued interest	-	210,874	-	(113)	(30,189)	180,572
Deferred income	-	-	62,901	109,771	-	172,672
Other current liabilities	-	76,939	-	60,950	-	137,889
Current portion of long-term debt	-	372,321	-	9,407	-	381,728
Total Current Liabilities	-	555,162	4,452,795	1,003,385	(4,229,200)	1,782,142
Long-term debt	-	16,310,694	4,000	4,935,388	(884,713)	20,365,369
Long-term intercompany payable	-	729,157	-	-	(729,157)	-
Intercompany long-term debt	-	-	962,000	-	(962,000)	-
Deferred income taxes	-	(107,878)	1,089,659	705,935	2,160	1,689,876
Other long-term liabilities	-	28,473	182,142	239,902	-	450,517
Total member's interest (deficit)	(8,518,574)	(8,518,574)	3,252,641	1,453,610	4,335,706	(7,995,191)
Total Liabilities and Member's Equity	$(8,518,574)	$8,997,034	$9,943,237	$8,338,220	$(2,467,204)	$16,292,713

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

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Year Ended December 31, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$3,287,967	$2,973,493	$(18,416)	$6,243,044
Operating expenses:
Direct operating expenses	-	-	946,379	1,604,236	(7,196)	2,543,419
Selling, general and administrative expenses	-	-	1,103,616	557,465	(11,220)	1,649,861
Corporate expenses	-	10,819	188,964	124,399	-	324,182
Depreciation and amortization	-	-	326,185	404,643	-	730,828
Impairment charge	-	-	3,820	13,150	-	16,970
Other operating income, net	-	-	11	22,987	-	22,998
Operating income (loss)	-	(10,819)	719,014	292,587	-	1,000,782
Interest expense, net	-	1,396,249	39,991	171,682	41,529	1,649,451
Gain (loss) on marketable securities	-	-	170,133	(18)	(39,236)	130,879
Equity in earnings (loss) of nonconsolidated affiliates	(501,897)	439,900	(94,224)	(77,410)	155,935	(77,696)
Loss on extinguishment of debt	-	(87,868)	-	-	-	(87,868)
Other income (expense), net	-	(23,551)	25,534	258	(24,221)	(21,980)
Income (loss) before income taxes	(501,897)	(1,078,587)	780,466	43,735	50,949	(705,334)
Income tax benefit (expense)	-	576,690	(421,063)	(33,810)	-	121,817
Consolidated net income (loss)	(501,897)	(501,897)	359,403	9,925	50,949	(583,517)
Less amount attributable to noncontrolling interest	-	-	(768)	24,134	-	23,366
Net income (loss) attributable to the Company	$(501,897)	$(501,897)	$360,171	$(14,209)	$50,949	$(606,883)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	15,380	(48,381)	-	(33,001)
Unrealized gain on securities and derivatives:
Unrealized holding gain on marketable securities	-	-	15,390	4,441	(3,255)	16,576
Unrealized holding gain on cash flow derivatives	-	48,180	-	-	-	48,180
Other adjustments to comprehensive income (loss)	-	-	-	6,732	-	6,732
Reclassification adjustment for realized gain on securities included in consolidated net income (loss)	-	-	(82,321)	(1,431)	-	(83,752)
Equity in subsidiary comprehensive income (loss)	(39,534)	(87,714)	(36,445)	-	163,693	-
Comprehensive income (loss)	(541,431)	(541,431)	272,175	(52,848)	211,387	(652,148)
Less amount attributable to noncontrolling interest	-	-	(282)	(2,194)	-	(2,476)
Comprehensive income (loss) attributable to the Company	$(541,431)	$(541,431)	$272,457	$(50,654)	$211,387	$(649,672)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Year Ended December 31, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$3,288,779	$2,974,108	$(16,003)	$6,246,884
Operating expenses:
Direct operating expenses	-	-	888,651	1,613,571	(7,981)	2,494,241
Selling, general and administrative expenses	-	-	1,085,611	588,829	(8,022)	1,666,418
Corporate expenses	-	10,829	170,705	115,832	-	297,366
Depreciation and amortization	-	-	328,633	400,652	-	729,285
Impairment charges	-	-	-	37,651	-	37,651
Other operating income (expense), net	-	-	(2,825)	50,952	-	48,127
Operating income (loss)	-	(10,829)	812,354	268,525	-	1,070,050
Interest expense, net	-	1,307,703	23,143	139,824	78,353	1,549,023
Loss on marketable securities	-	(1)	(2,001)	(2,578)	-	(4,580)
Equity in earnings (loss) of nonconsolidated affiliates	(336,674)	492,819	(174,774)	19,464	17,722	18,557
Loss on extinguishment of debt	-	(33,652)	-	(221,071)	-	(254,723)
Other income (expense), net	-	(1)	3,960	5,743	(9,452)	250
Income (loss) before income taxes	(336,674)	(859,367)	616,396	(69,741)	(70,083)	(719,469)
Income tax benefit (expense)	-	522,693	(246,380)	31,966	-	308,279
Consolidated net income (loss)	(336,674)	(336,674)	370,016	(37,775)	(70,083)	(411,190)
Less amount attributable to noncontrolling interest	-	-	(10,613)	23,902	-	13,289
Net income (loss) attributable to the Company	$(336,674)	$(336,674)	$380,629	$(61,677)	$(70,083)	$(424,479)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	(399)	40,641	-	40,242
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	-	-	25,676	(8,151)	5,578	23,103
Unrealized holding gain on cash flow derivatives	-	52,112	-	-	-	52,112
Other adjustments to comprehensive income (loss)	2	(2)	-	1,135	-	1,135
Reclassification adjustment for realized loss on securities included in consolidated net income (loss)	-	-	-	2,045	-	2,045
Equity in subsidiary comprehensive income (loss)	107,179	55,069	33,967	-	(196,215)	-
Comprehensive income (loss)	(229,493)	(229,495)	439,873	(26,007)	(260,720)	(305,842)
Less amount attributable to noncontrolling interest	-	-	4,175	1,703	-	5,878
Comprehensive income (loss) attributable to the Company	$(229,493)	$(229,495)	$435,698	$(27,710)	$(260,720)	$(311,720)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Year Ended December 31, 2011
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$3,121,308	$3,059,676	$(19,632)	$6,161,352
Operating expenses:
Direct operating expenses	-	-	858,191	1,652,860	(6,584)	2,504,467
Selling, general and administrative expenses	-	-	1,052,832	564,740	(13,048)	1,604,524
Corporate expenses	-	10,878	127,501	101,020	-	239,399
Depreciation and amortization	-	-	327,240	436,066	-	763,306
Impairment charges	-	-	-	7,614	-	7,614
Other operating income, net	-	-	4,091	8,591	-	12,682
Operating income (loss)	-	(10,878)	759,635	305,967	-	1,054,724
Interest expense, net	-	1,361,008	2,370	27,321	75,547	1,466,246
Loss on marketable securities	-	-	-	(4,827)	-	(4,827)
Equity in earnings (loss) of nonconsolidated affiliates	(230,822)	629,915	54,407	26,987	(453,529)	26,958
Loss on extinguishment of debt	-	(5,721)	(1)	-	4,275	(1,447)
Other income (expense), net	-	-	590	(3,759)	-	(3,169)
Income (loss) before income taxes	(230,822)	(747,692)	812,261	297,047	(524,801)	(394,007)
Income tax benefit (expense)	-	516,870	(274,930)	(115,962)	-	125,978
Consolidated net income (loss)	(230,822)	(230,822)	537,331	181,085	(524,801)	(268,029)
Less amount attributable to noncontrolling interest	-	-	13,792	20,273	-	34,065
Net income (loss) attributable to the Company	$(230,822)	$(230,822)	$523,539	$160,812	$(524,801)	$(302,094)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	1,267	(30,914)	-	(29,647)
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	-	-	4,610	(2,874)	(1,960)	(224)
Unrealized holding gain on cash flow derivatives	-	33,775	-	-	-	33,775
Other adjustments to comprehensive income (loss)	-	-	-	(1,361)	-	(1,361)
Reclassification adjustment for realized loss on securities included in consolidated net income (loss)	-	-	-	5,148	-	5,148
Equity in subsidiary comprehensive income (loss)	5,518	(28,257)	(38,702)	-	61,441	-
Comprehensive income (loss)	(225,304)	(225,304)	490,714	130,811	(465,320)	(294,403)
Less amount attributable to noncontrolling interest	-	-	(4,594)	8,918	-	4,324
Comprehensive income (loss) attributable to the Company	$(225,304)	$(225,304)	$495,308	$121,893	$(465,320)	$(298,727)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Year Ended December 31, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(501,897)	$(501,897)	$359,403	$9,925	$50,949	$(583,517)
Reconciling items:
Impairment charges	-	-	3,820	13,150	-	16,970
Depreciation and amortization	-	-	326,185	404,643	-	730,828
Deferred taxes	-	(96,806)	3,870	(65,234)	-	(158,170)
Provision for doubtful accounts	-	-	15,052	5,191	-	20,243
Amortization of deferred financing charges and note discounts, net	-	141,886	(3,621)	(55,452)	41,529	124,342
Share-based compensation	-	-	8,990	7,725	-	16,715
Gain on disposal of operating assets	-	-	(11)	(22,987)	-	(22,998)
(Gain) loss on marketable securities	-	-	(170,133)	18	39,236	(130,879)
Equity in (earnings) loss of nonconsolidated affiliates	501,897	(439,900)	94,224	77,410	(155,935)	77,696
Loss on extinguishment of debt	-	87,868	-	-	-	87,868
Other reconciling items, net	-	1	(111)	20,014	-	19,904
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	-	-	(72,752)	43,147	-	(29,605)
Increase in accrued expenses	-	-	8,072	18,033	-	26,105
Increase (decrease) in accounts payable	-	-	7,853	(10,473)	-	(2,620)
Increase in accrued interest	-	11,714	321	4,087	(108)	16,014
Increase in deferred income	-	-	6,953	555	-	7,508
Changes in other operating assets and liabilities	-	(35,373)	40,257	(8,524)	108	(3,532)
Net cash provided by (used for) operating activities	-	(832,507)	628,372	441,228	(24,221)	212,872
Cash flows from investing activities:
Proceeds from sale of other investments	-	-	75	355,073	(219,577)	135,571
Purchases of businesses	-	-	(97)	-	-	(97)
Purchases of property, plant and equipment	-	-	(118,024)	(206,502)	-	(324,526)
Proceeds from disposal of assets	-	-	39,464	42,134	-	81,598
Purchases of other operating assets	-	-	(11,049)	(10,483)	-	(21,532)
Dividends from subsidiaries	-	329,867	200,785	-	(530,652)	-
Change in other, net	(270)	-	(1,236)	(3,143)	270	(4,379)
Net cash provided by (used for) investing activities	(270)	329,867	109,918	177,079	(749,959)	(133,365)
Cash flows from financing activities:
Draws on credit facilities	-	269,500	-	2,752	-	272,252
Payments on credit facilities	-	(22,500)	-	(4,815)	-	(27,315)
Intercompany funding	-	1,160,225	(805,529)	(378,917)	24,221	-
Proceeds from long-term debt	-	575,000	-	-	-	575,000
Payments on long-term debt	-	(1,461,811)	-	(6,626)	219,577	(1,248,860)
Payments to repurchase noncontrolling interests	-	-	-	(61,143)	-	(61,143)
Dividends and other payments to noncontrolling interests	-	-	-	(91,887)	-	(91,887)
Dividends paid	-	-	(84,377)	(446,275)	530,652	-
Deferred financing charges	-	(18,046)	-	(344)	-	(18,390)
Change in other, net	270	270	-	4,191	(270)	4,461
Net cash provided by (used for) financing activities	270	502,638	(889,906)	(983,064)	774,180	(595,882)
Effect of exchange rate changes on cash	-	-	-	(484)	-	(484)
Net decrease in cash and cash equivalents	-	(2)	(151,616)	(365,241)	-	(516,859)
Cash and cash equivalents at beginning of period	-	11	333,768	891,231	-	1,225,010
Cash and cash equivalents at end of period	$-	$9	$182,152	$525,990	$-	$708,151

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Year Ended December 31, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(336,674)	$(336,674)	$370,016	$(37,775)	$(70,083)	$(411,190)
Reconciling items:
Impairment charges	-	-	-	37,651	-	37,651
Depreciation and amortization	-	-	328,633	400,652	-	729,285
Deferred taxes	-	(164,449)	20,143	(160,305)	-	(304,611)
Provision for doubtful accounts	-	-	4,459	7,256	-	11,715
Amortization of deferred financing charges and note discounts, net	-	196,549	(7,534)	(103,271)	78,353	164,097
Share-based compensation	-	-	17,951	10,589	-	28,540
(Gain) loss on disposal of operating assets	-	-	2,825	(50,952)	-	(48,127)
Loss on marketable securities	-	1	2,001	2,578	-	4,580
Equity in (earnings) loss of nonconsolidated affiliates	336,674	(492,819)	174,774	(19,464)	(17,722)	(18,557)
Loss on extinguishment of debt	-	33,652	-	221,071	-	254,723
Other reconciling items, net	-	-	(7,707)	21,941	-	14,234
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	-	-	12,256	(46,494)	-	(34,238)
Increase in accrued expenses	-	-	9,432	25,442	-	34,874
Increase in accounts payable	-	-	11,312	2,551	-	13,863
Increase (decrease) in accrued interest	-	21,731	-	(2,377)	869	20,223
Increase in deferred income	-	-	9,521	23,961	-	33,482
Changes in other operating assets and liabilities	-	(60,782)	(16,167)	32,406	(869)	(45,412)
Net cash provided by (used for) operating activities	-	(802,791)	931,915	365,460	(9,452)	485,132
Cash flows from investing activities:
Proceeds from sale of other investments	-	-	-	50,149	(50,149)	-
Purchases of businesses	-	-	(45,395)	(4,721)	-	(50,116)
Purchases of property, plant and equipment	-	-	(114,023)	(276,257)	-	(390,280)
Proceeds from disposal of assets	-	-	3,223	56,442	-	59,665
Purchases of other operating assets	-	-	(9,107)	(5,719)	-	(14,826)
Dividends from subsidiaries	-	1,925,661	1,916,209	-	(3,841,870)	-
Change in other, net	-	-	2,700	(4,857)	693	(1,464)
Net cash provided by (used for) investing activities	-	1,925,661	1,753,607	(184,963)	(3,891,326)	(397,021)
Cash flows from financing activities:
Draws on credit facilities	-	602,500	-	2,063	-	604,563
Payments on credit facilities	-	(1,928,051)	-	(3,368)	-	(1,931,419)
Intercompany funding	-	914,258	(896,192)	(18,066)	-	-
Proceeds from long-term debt	-	-	-	4,917,643	-	4,917,643
Payments on long-term debt	-	(695,342)	(927)	(2,700,786)	50,149	(3,346,906)
Payments to repurchase noncontrolling interests	-	-	-	(7,040)	-	(7,040)
Dividends and other payments to noncontrolling interests	-	-	-	(251,665)	-	(251,665)
Dividends paid	-	-	(1,916,207)	(1,935,115)	3,851,322	-
Deferred financing charges	-	(13,629)	-	(69,988)	-	(83,617)
Change in other, net	-	(2,596)	-	6,381	(693)	3,092
Net cash used for financing activities	-	(1,122,860)	(2,813,326)	(59,941)	3,900,778	(95,349)
Effect of exchange rate changes on cash	-	-	-	3,566	-	3,566
Net increase (decrease) in cash and cash equivalents	-	10	(127,804)	124,122	-	(3,672)
Cash and cash equivalents at beginning of period	-	1	461,572	767,109	-	1,228,682
Cash and cash equivalents at end of period	$-	$11	$333,768	$891,231	$-	$1,225,010

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Year Ended December 31, 2011
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(230,822)	$(230,822)	$537,331	$181,085	$(524,801)	$(268,029)
Reconciling items:
Impairment charges	-	-	-	7,614	-	7,614
Depreciation and amortization	-	-	327,240	436,066	-	763,306
Deferred taxes	-	(250,572)	109,795	(3,167)	-	(143,944)
Provision for doubtful accounts	-	-	7,604	6,119	-	13,723
Amortization of deferred financing charges and note discounts, net	-	222,908	(6,144)	(104,277)	75,547	188,034
Share-based compensation	-	-	9,754	10,913	-	20,667
Gain on sale of operating assets	-	-	(4,091)	(8,591)	-	(12,682)
Loss on marketable securities	-	-	-	4,827	-	4,827
Equity in (earnings) loss of nonconsolidated affiliates	230,822	(629,915)	(54,407)	(26,987)	453,529	(26,958)
Loss on extinguishment of debt	-	5,721	1	-	(4,275)	1,447
Other reconciling items, net	-	-	1,083	15,940	-	17,023
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	-	-	(13,090)	5,255	-	(7,835)
Decrease in accrued expenses	-	-	(97,655)	(29,587)	-	(127,242)
Increase (decrease) in accounts payable	-	-	(6,419)	12,655	-	6,236
Increase in accrued interest	-	16,866	20,813	1,127	364	39,170
Decrease in deferred income	-	-	(427)	(10,349)	-	(10,776)
Changes in other operating assets and liabilities		22,480	(121,029)	9,193	(364)	(89,720)
Net cash provided by (used for) operating activities	-	(843,334)	710,359	507,836	-	374,861
Cash flows from investing activities:
Proceeds from sale of other investments	-	-	(700)	174,616	(167,022)	6,894
Purchases of businesses	-	-	(207)	(46,149)	-	(46,356)
Purchases of property, plant and equipment	-	-	(69,650)	(292,631)	-	(362,281)
Proceeds from disposal of assets	-	-	41,387	12,883	-	54,270
Purchases of other operating assets	-	-	(6,201)	(14,794)	-	(20,995)
Investment in Clear Channel notes	-	-	-	(55,250)	55,250	-
Dividends from subsidiaries	-	250	-	-	(250)	-
Change in other, net	-	(250)	69	(16,761)	17,324	382
Net cash used for investing activities	-	-	(35,302)	(238,086)	(94,698)	(368,086)
Cash flows from financing activities:
Draws on credit facilities	-	55,000	-	-	-	55,000
Payments on credit facilities	-	(956,181)	-	(4,151)	-	(960,332)
Intercompany funding	-	1,494,919	(1,414,366)	(80,553)	-	-
Proceeds from long-term debt	-	1,724,650	1,604	5,012	-	1,731,266
Payments on long-term debt	-	(1,428,051)	(22,155)	(115,115)	167,022	(1,398,299)
Repurchases of long-term debt	-	-	-	-	(55,250)	(55,250)
Payments to repurchase noncontrolling interests	-	-	-	(4,682)	-	(4,682)
Dividends and other payments to noncontrolling interests	-	-	-	(3,571)	-	(3,571)
Dividends paid	-	-	-	(250)	250	-
Deferred financing charges	-	(46,697)	38	-	-	(46,659)
Change in other, net	-	(306)	1,032	1,009	(17,324)	(15,589)
Net cash provided by (used for) financing activities	-	843,334	(1,433,847)	(202,301)	94,698	(698,116)
Effect of exchange rate changes on cash	-	-	-	(903)	-	(903)
Net increase (decrease) in cash and cash equivalents	-	-	(758,790)	66,546	-	(692,244)
Cash and cash equivalents at beginning of period	-	1	1,220,362	700,563	-	1,920,926
Cash and cash equivalents at end of period	$-	$1	$461,572	$767,109	$-	$1,228,682

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework).  Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2013, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2013.  The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2013, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Managers and Member Clear Channel Capital I, LLC

We have audited Clear Channel Capital I, LLC and subsidiaries’ (the Company)  internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, changes in member’s deficit and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 20, 2014

ITEM 9B.  Other Information

Not Applicable

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.

ITEM 11.  Executive Compensation

Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.

ITEM 14.  Principal Accounting Fees and Services

Fees are incurred by CCMH for the audit services for us, CCMH and Clear Channel and are not allocated between the three companies.  The following fees for services provided by Ernst & Young LLP were incurred by CCMH with respect to the years ended December 31, 2013 and 2012:

	Year Ended December 31,
(In thousands)	2013	2012
Audit fees (a)…………………………………………………...	$6,577	$5,448
Audit-related fees (b)…………………………………………...	21	9
Tax fees (c)……………………………………………………..	441	929
All other fees (d)………………………………………………..	85	44
Total fees for services…………………………………..	$7,124	$6,430

(a)     Audit fees include professional services rendered for the audit of annual financial statements and reviews of quarterly financial statements.  This category also includes fees for statutory audits required internationally, services associated with documents filed with the SEC and in connection with securities offerings and private placements, work performed by tax professionals in connection with the audit or quarterly reviews, and accounting consultation and research work necessary to comply with financial reporting and accounting standards.

(b)     Audit-related fees include assurance and related services not reported under annual audit fees that reasonably relate to the performance of the audit or review of our financial statements and are not reported under Audit Fees, including attest and agreed-upon procedures services not required by statute or regulations, information systems reviews, due diligence related to mergers and acquisitions and employee benefit plan audits required internationally.

(c)     Tax fees include professional services rendered for tax compliance and tax planning advice provided domestically and internationally, except those provided in connection with the audit or quarterly reviews.  Of the $440,804 in tax fees with respect to 2013 and the $929,056 in tax fees with respect to 2012, $72,892 and $153,672, respectively, was related to tax compliance services.

(d)     All other fees include fees for products and services other than those in the above three categories.  This category includes permitted corporate finance services and certain advisory services.

Our Audit Committee and the Audit Committees of CCMH and Clear Channel have jointly considered whether Ernst & Young LLP’s provision of non-audit services is compatible with maintaining Ernst & Young LLP’s independence.

The Audit Committees jointly pre-approve all audit and permitted non-audit services (including the fees and terms thereof) to be performed by the independent auditor. The chairperson of the Audit Committees may represent the Audit Committees jointly for the purposes of pre-approving permissible non-audit services, provided that the decision to pre-approve any service is disclosed to the Audit Committees no later than their next scheduled meetings.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)1.  Financial Statements.

The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of December 31, 2013 and 2012.

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Changes in Member’s Deficit for the Years Ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011.

Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedule.

The following financial statement schedule for the years ended December 31, 2013, 2012 and 2011 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(In thousands)		Charges
	Balance at	to Costs,	Write-off		Balance
	Beginning	Expenses	of Accounts		at End of
Description	of period	and other	Receivable	Other (1)	Period

Year ended December 31, 2011	$74,660	$13,723	$27,345	$2,060	$63,098
Year ended December 31, 2012	$63,098	$11,715	$14,082	$(4,814)	$55,917
Year ended December 31, 2013	$55,917	$20,242	$28,492	$734	$48,401

(1)        Primarily foreign currency adjustments and acquisition and/or divestiture activity.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Deferred Tax Asset Valuation Allowance

(In thousands)		Charges
	Balance at	to Costs,			Balance
	Beginning	Expenses			at end of
Description	of Period	and other (1)	Reversal (2)	Adjustments (3)	Period
Year ended December 31, 2011	$193,259	$8,548	$(5,235)	$(3,520)	$193,052
Year ended December 31, 2012	$193,052	$14,309	$(21,727)	$(1,948)	$183,686
Year ended December 31, 2013	$183,686	$149,107	$(5)	$(5,165)	$327,623

(1)        During 2011, 2012 and 2013, the Company recorded valuation allowances on deferred tax assets attributable to net operating losses in certain foreign jurisdictions.  In addition, during 2013 the Company recorded a valuation allowance of $143.5 million on a portion of its deferred tax assets attributable to federal and state net operating loss carryforwards due to the uncertainty of the ability to utilize those losses in future periods.

(2)        During 2011, 2012 and 2013, the Company realized the tax benefits associated with certain foreign deferred tax assets, primarily related to foreign loss carryforwards, on which a valuation allowance was previously recorded.  The associated valuation allowance was reversed in the period in which, based on the weight of available evidence, it is more-likely-than-not that the deferred tax asset will be realized.

(1)        During 2011, 2012 and 2013, the Company adjusted certain valuation allowances as a result of changes in tax rates in certain jurisdictions and as a result of the expiration of carryforward periods for net operating loss carryforwards.

(a)3. Exhibits.

Exhibit Number	Description
3.1

Certificate of Formation of Clear Channel Capital I, LLC (Incorporated by reference to Exhibit 3.1.33 to the Clear Channel Communications, Inc. Registration Statement on Form S-4 (File No. 333-158279) filed on March 30, 2009).

3.2

Limited Liability Company Agreement of Clear Channel Capital I, LLC (Incorporated by reference to Exhibit 3.2.33 to the Clear Channel Communications, Inc. Registration Statement on Form S-4 (File No. 333-158279) filed on March 30, 2009).

4.1

Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.2 to the Clear Channel Communications, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.2

Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.2 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on August 28, 1998).

4.3

Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 99.3 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on May 22, 2003).

4.4

Seventeenth Supplemental Indenture dated September 20, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on September 21, 2004).

4.5

Nineteenth Supplemental Indenture dated December 16, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on December 17, 2004).

4.6

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

4.7

Supplemental Indenture, dated July 30, 2008, by and among Clear Channel Capital I, LLC, certain subsidiaries of Clear Channel Communications, Inc. party thereto and Law Debenture Trust Company of New York (Incorporated by reference to Exhibit 10.17 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on July 30, 2008).

4.8

Supplemental Indenture, dated December 9, 2008, by and among CC Finco Holdings, LLC, a subsidiary of Clear Channel Communications, Inc. and Law Debenture Trust Company of New York (Incorporated by reference to Exhibit 10.24 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

4.9

Indenture, dated as of February 23, 2011, among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, the other guarantors party thereto, Wilmington Trust FSB, as Trustee, and the other agents party thereto (Incorporated by reference to Exhibit 4.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on February 24, 2011).

4.10

Supplemental Indenture, dated as of June 14, 2011, among Clear Channel Communications, Inc. and Wilmington Trust FSB, as Trustee (Incorporated by reference to Exhibit 4.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on June 14, 2011).

4.11

Indenture, dated as of October 25, 2012, among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, as guarantor, the other guarantors party thereto, U.S. Bank National Association, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 4.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on October 25, 2012).

4.12

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

4.13

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

4.14

Supplemental Indenture, dated as of December 16, 2013, by and among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, as guarantor, the other guarantors party thereto, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (Incorporated by reference to Exhibit 4.26 to Amendment No. 2 to the Clear Channel Communications, Inc. Registration Statement on Form S-4 (File No. 333-192614) filed on December 24, 2013).

4.15

Supplemental Indenture, dated as of December 24, 2013, by and among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, as guarantor, the other guarantors party thereto, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (Incorporated by reference to Exhibit 4.28 to Amendment No. 2 to the Clear Channel Communications, Inc. Registration Statement on Form S-4 (File No. 333-192614) filed on December 24, 2013).

4.16

Indenture with respect to 7.625% Series A Senior Subordinated Notes due 2020, dated as of March 15, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on March 16, 2012).

4.17

Indenture with respect to 7.625% Series B Senior Subordinated Notes due 2020, dated as of March 15, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on March 16, 2012).

4.18

Indenture with respect to 6.50% Series A Senior Notes due 2022, dated as of November 19, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on November 19, 2012).

4.19

Indenture with respect to 6.50% Series B Senior Notes due 2022, dated as of November 19, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on November 19, 2012).

10.1

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

10.2

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 25, 2012, by and among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, the subsidiary co-borrowers party thereto, the foreign subsidiary revolving borrowers thereto, Citibank, N.A. as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on October 25, 2012).

10.3

Collateral Sharing Agreement, dated as of October 25, 2012, by and among Citibank N.A. as Administrative Agent, U.S. Bank National Association, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 10.2 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on October 25, 2012).

10.4

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

10.5

Amendment No. 3 to Amended and Restated Credit Agreement, dated as of December 18, 2013, by and among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, the subsidiary co-borrowers party thereto, the foreign subsidiary revolving borrowers thereto, Citibank, N.A., as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on December 18, 2013).

10.6

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

10.7

Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Communications, Inc. to Clear Channel Outdoor Holdings, Inc. in the original principal amount of $1,000,000,000 (Incorporated by reference to Exhibit 10.8 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.8

First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by Clear Channel Communications, Inc., as Maker, to Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.41 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.9

Second Amendment, dated as of October 23, 2013, to the Revolving Promissory Note, dated as of November 10, 2005, by Clear Channel Communications, Inc., as Maker, to Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on October 23, 2013).

10.10

Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Outdoor Holdings, Inc. to Clear Channel Communications, Inc. in the original principal amount of $1,000,000,000 (Incorporated by reference to Exhibit 10.7 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.11

First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by Clear Channel Outdoor Holdings, Inc., as Maker, to Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.42 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.12

Corporate Services Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Management Services, L.P. (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.13

First Amended and Restated Management Agreement, dated as of July 28, 2008, by and among CC Media Holdings, Inc., BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, THL Managers VI, LLC and Bain Capital Partners, LLC (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on July 30, 2008).

10.14

Amended and Restated Voting Agreement dated as of May 13, 2008 by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc., Highfields Capital I LP, Highfields Capital II LP, Highfields Capital III LP and Highfields Capital Management LP (Incorporated by reference to Annex E to the CC Media Holdings, Inc. Registration Statement on Form S-4 (File No. 333-151345) filed on June 2, 2008).

10.15

Voting Agreement dated as of May 13, 2008 by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc., Abrams Capital Partners I, LP, Abrams Capital Partners II, LP, Whitecrest Partners, LP, Abrams Capital International, Ltd. and Riva Capital Partners, LP (Incorporated by reference to Annex F to the CC Media Holdings, Inc. Registration Statement on Form S-4 (File No. 333-151345) filed on June 2, 2008).

10.16§

Stockholders Agreement, dated as of July 29, 2008, by and among CC Media Holdings, Inc., BT Triple Crown Merger Co., Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., L. Lowry Mays, Randall T. Mays, Mark P. Mays, LLM Partners, Ltd., MPM Partners, Ltd. and RTM Partners, Ltd. (Incorporated by reference to Exhibit 10.2 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.17§

Side Letter Agreement, dated as of July 29, 2008, among CC Media Holdings, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., L. Lowry Mays, Mark P. Mays, Randall T. Mays, LLM Partners, Ltd., MPM Partners Ltd. and RTM Partners, Ltd. (Incorporated by reference to Exhibit 10.3 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.18

Affiliate Transactions Agreement, dated as of July 30, 2008, by and among CC Media Holdings, Inc., Bain Capital Fund IX, L.P., Thomas H. Lee Equity Fund VI, L.P. and BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 99.6 to the CC Media Holdings, Inc. Form 8-A Registration Statement filed on July 30, 2008).

10.19§

Side Letter Agreement, dated as of December 22, 2009, by and among CC Media Holdings, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., Randall T. Mays and RTM Partners, Ltd. (Incorporated by reference to Exhibit 99.3 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on December 29, 2009).

10.20§

Agreement Regarding Aircraft, dated May 31, 2013, by and among Clear Channel Communications, Inc., Mark P. Mays, Randall T. Mays and L. Lowry Mays (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.21§

Stock Purchase Agreement dated as of November 15, 2010 by and among CC Media Holdings, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P. and Pittman CC LLC (Incorporated by reference to Exhibit 10.3 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.22§

Aircraft Lease Agreement dated as of November 16, 2011 by and between Yet Again Inc. and Clear Channel Broadcasting, Inc. (Incorporated by reference to Exhibit 10.23 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.23§

Aircraft Lease Agreement dated as of December 23, 2013 by and between FalconAgain Inc. and Clear Channel Broadcasting, Inc. (Incorporated by reference to Exhibit 10.23 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2013).

10.24§

Letter Agreement dated as of January 13, 2014 by and between FalconAgain Inc. and Clear Channel Broadcasting, Inc. (Incorporated by reference to Exhibit 10.24 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2013).

10.25§

Clear Channel 2008 Executive Incentive Plan (the “CC Executive Incentive Plan”) (Incorporated by reference to Exhibit 10.26 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.26§

Amendment No. 1 to the CC Executive Incentive Plan, effective as of July 1, 2013 (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.27§

Form of Senior Executive Option Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.20 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on July 30, 2008).

10.28§

Form of Senior Executive Restricted Stock Award Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.21 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on July 30, 2008).

10.29§

Form of Senior Management Option Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.22 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on July 30, 2008).

10.30§	Form of Executive Option Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.23 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on July 30, 2008).
10.31§	Clear Channel Employee Equity Investment Program (Incorporated by reference to Exhibit 10.24 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on July 30, 2008).
10.32§	CC Media Holdings, Inc. 2008 Annual Incentive Plan (Incorporated by reference to Exhibit 10.32 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).
10.33§	Summary Description of 2012 Supplemental Incentive Plan (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on February 23, 2012).
10.34§	Summary Description of 2013 Supplemental Incentive Plan (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on February 15, 2013).
10.35§

Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan, as amended and restated  (the “CCOH Stock Incentive Plan”) (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on April 30, 2007).

10.36§

First Form of Option Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-130229) filed on December 9, 2005).

10.37§

Form of Option Agreement under the CCOH Stock Incentive Plan (approved February 21, 2011) (Incorporated by reference to Exhibit 10.33 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.38§

Form of Restricted Stock Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-130229) filed on December 9, 2005).

10.39§

Form of Restricted Stock Unit Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.40§

Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan (the “CCOH 2012 Stock Incentive Plan”) (Incorporated by reference to Exhibit 99.1 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-181514) filed on May 18, 2012).

10.41§

Clear Channel Outdoor Holdings, Inc. Amended and Restated 2006 Annual Incentive Plan (Incorporated by reference to Appendix B to the Clear Channel Outdoor Holdings, Inc. Definitive Proxy Statement on Schedule 14A for its 2012 Annual Meeting of Stockholders filed on April 9, 2012).

10.42§

Relocation Policy - Chief Executive Officer and Direct Reports (Guaranteed Purchase Offer) (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on October 12, 2010).

10.43§

Relocation Policy - Chief Executive Officer and Direct Reports (Buyer Value Option) (Incorporated by reference to Exhibit 10.2 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on October 12, 2010).

10.44§	Relocation Policy - Function Head Direct Reports (Incorporated by reference to Exhibit 10.3 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on October 12, 2010).
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

10.47§

Form of Clear Channel Outdoor Holdings, Inc. Independent Director Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on June 3, 2009).

10.48§

Form of Clear Channel Outdoor Holdings, Inc. Affiliate Director Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on June 3, 2009).

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

10.52§

Amended and Restated Employment Agreement, dated as of December 22, 2009, by and among Randall T. Mays, Clear Channel Communications, Inc. and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.39 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.53§

Amended and Restated Employment Agreement, dated June 23, 2010, by and among Mark P. Mays, CC Media Holdings, Inc., and Clear Channel Communications, Inc., as successor to BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on June 24, 2010).

10.54§

Employment Agreement, dated as of October 2, 2011, between Robert Pittman and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.55§

Amended and Restated Employment Agreement, dated as of January 13, 2014 between Robert Pittman and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.56§

Employment Agreement by and between CC Media Holdings, Inc. and Richard J. Bressler, dated July 29, 2013 (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K/A filed on August 2, 2013).

10.57§

Employment Agreement, dated as of December 15, 2009, between Tom Casey and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on January 5, 2010).

10.58§

Severance Agreement and General Release by and between Clear Channel Communications, Inc. and Thomas W. Casey, dated September 11, 2013 (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on September 13, 2013).

10.59§

Employment Agreement, dated as of January 1, 2010, between Robert H. Walls, Jr., and Clear Channel Management Services, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on January 5, 2010).

10.60§

Amended and Restated Employment Agreement, dated as of November 15, 2010, between John E. Hogan and Clear Channel Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on November 18, 2010).

10.61§

First Amendment dated February 23, 2012 to Amended and Restated Employment Agreement by and between Clear Channel Broadcasting, Inc. and John E. Hogan dated November 15, 2010 (Incorporated by reference to Exhibit 10.2 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on February 23, 2012).

10.62§

Second Amendment to Amended and Restated Employment Agreement by and between Clear Channel Broadcasting, Inc. and John Hogan, dated September 4, 2013 (Incorporated by reference to Exhibit 10.2 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.63§

Severance Agreement and General Release, dated as of January 13, 2014, by and between John Hogan and Clear Channel Broadcasting, Inc. (Incorporated by reference to Exhibit 10.3 to the CC Media Holdings, Inc. Form 8-K filed on January 13, 2014).

10.64§

Employment Agreement, effective as of January 24, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K/A filed on July 27, 2012).

10.65§

Contract of Employment between Jonathan Bevan and Clear Channel Outdoor Ltd dated October 30, 2009 (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on December 11, 2009).

10.66§

Employment Agreement, effective as of January 1, 2013, between Clear Channel Outdoor, Inc. and Suzanne M. Grimes (Incorporated by reference to Exhibit 10.42 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.67§

Form of Amendment to Senior Executive Option Agreement under the CC Executive Incentive Plan, dated as of October 14, 2008 (Incorporated by reference to Exhibit 10.56 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.68§

Second Amendment, dated as of December 22, 2009, to the Senior Executive Option Agreement under the CC Executive Incentive Plan, dated July 30, 2008, between Randall T. Mays and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 99.2 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on December 29, 2009).

10.69§

Second Amendment, dated as of June 23, 2010, to the Senior Executive Option Agreement under the CC Executive Incentive Plan, dated July 30, 2008, between Mark P. Mays and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on June 24, 2010).

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

10.73§

Form of Executive Replacement Option Agreement under the CC Executive Incentive Plan between John E. Hogan and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 99(a)(1)(iv) to the CC Media Holdings, Inc. Schedule TO filed on February 18, 2011).

10.74§

Form of Executive Option Agreement under the CC Executive Incentive Plan, dated as of May 19, 2011, between Scott D. Hamilton and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.63 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.75§

Executive Option Agreement under the CC Executive Incentive Plan, dated as of October 2, 2011, between Robert W. Pittman and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.76§

Amendment to the Executive Option Agreement under the CC Executive Incentive Plan, dated as of January 13, 2014, between Robert W. Pittman and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on January 13, 2014).

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

10.80§

Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 22, 2012, between Scott D. Hamilton and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.77 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.81§

Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 22, 2012, between Robert H. Walls, Jr. and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.78 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.82§

Restricted Stock Agreement under the CC Executive Incentive Plan, dated January 13, 2014, between Robert W. Pittman and CC Media Holdings, Inc. (Incorporated by reference to Exhibit C of Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.83§

Form of Stock Option Agreement under the CCOH Stock Incentive Plan, dated September 17, 2009, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.34 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.84§

Form of Amended and Restated Stock Option Agreement under the CCOH Stock Incentive Plan, dated as of August 11, 2011, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on August 12, 2011).

10.85§

Form of Stock Option Agreement under the CCOH Stock Incentive Plan, dated December 13, 2010, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.35 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.86§

Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated December 20, 2010, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.36 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.87§

Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated March 26, 2012, between Robert H. Walls, Jr. and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.88§

Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated May 10, 2012, between Thomas W. Casey and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.49 to the Clear Channel Worldwide Holdings, Inc. Registration Statement on Form S-4 (File No. 333-182265) filed on June 21, 2012).

10.89§

Form of Restricted Stock Unit Agreement under the CCOH 2012 Stock Incentive Plan, dated July 26, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K/A filed on July 27, 2012).

10.90§

Form of Restricted Stock Unit Agreement under the CCOH 2012 Stock Incentive Plan, dated January 1, 2013, between Suzanne M. Grimes and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.50 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.91§

Form of Stock Option Agreement under the CCOH 2012 Stock Incentive Plan, dated April 10, 2013, between Clear Channel Outdoor Holdings, Inc. and each of Jonathan D. Bevan, Suzanne M. Grimes and Franklin G. Sisson, Jr. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.92§

Form of Restricted Stock Award Agreement under the CCOH 2012 Stock Incentive Plan, dated April 10, 2013, between Franklin G. Sisson, Jr. and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.93§

Form of Restricted Stock Unit Award Agreement under the CCOH 2012 Stock Incentive Plan, dated April 10, 2013, between Jonathan D. Bevan and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.94§

Restricted Stock Award Agreement under the CCOH 2012 Stock Incentive Plan, dated January 13, 2014, between Robert W. Pittman and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit D of Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.95§

Stipulation of Settlement, dated as of July 8, 2013, among legal counsel for Clear Channel Communications, Inc. and the other named defendants, the special litigation committee of the board of directors of Clear Channel Outdoor Holdings, Inc. and the plaintiffs (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 9, 2013).

24*	Power of Attorney (included on signature page).
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files.

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

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2014.

CLEAR CHANNEL CAPITAL I, LLC

By: /s/ Robert W. Pittman

        Robert W. Pittman

        Chairman and Chief Executive Officer

Power of Attorney

                Each person whose signature appears below authorizes Robert W. Pittman, Richard J. Bressler and Scott D. Hamilton, or any one of them, each of whom may act without joinder of the others, to execute in the name of each such person who is then an officer or manager of the Registrant and to file any amendments to this Annual Report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Robert W. Pittman Robert W. Pittman	Chairman, Chief Executive Officer (Principal Executive Officer) and Manager	February 20, 2014
/s/ Richard J. Bressler Richard J. Bressler	President, Chief Financial Officer (Principal Financial Officer) and Manager	February 20, 2014
/s/ Scott D. Hamilton Scott D. Hamilton	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer) and Assistant Secretary	February 20, 2014
/s/ David C. Abrams David C. Abrams	Manager	February 20, 2014
/s/ Irving L. Azoff Irving L. Azoff	Manager	February 20, 2014
/s/ James C. Carlisle James C. Carlisle	Manager	February 20, 2014
/s/ John P. Connaughton John P. Connaughton	Manager	February 20, 2014
/s/ Julia B. Donnelly Julia B. Donnelly	Manager	February 20, 2014
/s/ Matthew J. Freeman Matthew J. Freeman	Manager	February 20, 2014
/s/ Blair E. Hendrix Blair E. Hendrix	Manager	February 20, 2014
/s/ Jonathon S. Jacobson Jonathon S. Jacobson	Manager	February 20, 2014
/s/ Ian K. Loring Ian K. Loring	Manager	February 20, 2014
/s/ Mark P. Mays Mark P. Mays	Manager	February 20, 2014
/s/ Scott M. Sperling Scott M. Sperling	Manager	February 20, 2014