Form 10-Q
period 2014-06-30
Clear Channel Capital I, LLC
filed 2014-07-23
CIK 1457737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [  ] No [X]

Pursuant to the terms of the bond indentures of Clear Channel Communications, Inc., the registrant is a voluntary filer of reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, and has filed all such reports as required by the bond indentures of Clear Channel Communications, Inc. during the preceding 12 months.

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

CLEAR CHANNEL CAPITAL I, LLC

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)	June 30, 2014
	(Unaudited)	December 31, 2013
CURRENT ASSETS
Cash and cash equivalents	$798,438	$708,151
Accounts receivable, net of allowance of $45,123 in 2014 and $48,401 in 2013	1,424,233	1,440,501
Prepaid expenses	216,306	203,485
Other current assets	173,032	161,157
Total Current Assets	2,612,009	2,513,294
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,710,144	1,765,510
Other property, plant and equipment, net	1,104,175	1,132,120
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,416,025	2,416,406
Indefinite-lived intangibles - permits	1,067,891	1,067,783
Other intangibles, net	1,336,794	1,466,546
Goodwill	4,203,267	4,202,187
OTHER ASSETS
Other assets	301,873	533,456
Total Assets	$14,752,178	$15,097,302

CURRENT LIABILITIES
Accounts payable	$113,967	$131,370
Accrued expenses	792,552	807,210
Accrued interest	212,600	194,844
Deferred income	245,243	176,460
Current portion of long-term debt	22,020	453,734
Total Current Liabilities	1,386,382	1,763,618
Long-term debt	20,650,052	20,030,479
Deferred income taxes	1,578,095	1,537,820
Other long-term liabilities	452,891	462,020
Commitments and contingent liabilities (Note 5)
MEMBER'S DEFICIT
Noncontrolling interest	242,558	245,531
Member's interest	2,143,241	2,142,536
Accumulated deficit	(11,499,449)	(10,888,629)
Accumulated other comprehensive loss	(201,592)	(196,073)
Total Member's Deficit	(9,315,242)	(8,696,635)
Total Liabilities and Member's Deficit	$14,752,178	$15,097,302

See Notes to Consolidated Financial Statements

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$1,630,154	$1,618,097	$2,972,702	$2,961,155
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	643,222	630,357	1,239,717	1,225,174
Selling, general and administrative expenses (excludes depreciation and amortization)	420,577	411,341	836,405	814,704
Corporate expenses (excludes depreciation and amortization)	82,196	77,557	154,902	161,320
Depreciation and amortization	174,062	179,734	348,933	361,916
Impairment charges	4,902	-	4,902	-
Other operating (expense) income, net	(1,628)	1,113	(1,463)	3,508
Operating income	303,567	320,221	386,380	401,549
Interest expense	440,605	407,508	871,719	793,033
Gain on marketable securities	-	130,898	-	130,898
Equity in earnings (loss) of nonconsolidated affiliates	(16)	5,971	(13,343)	9,612
Loss on extinguishment of debt	(47,503)	-	(51,419)	(3,888)
Other income (expense), net	12,157	(18,098)	13,698	(19,098)
(Loss) income before income taxes	(172,400)	31,484	(536,403)	(273,960)
Income tax benefit (expense)	621	(11,477)	(67,766)	84,848
Consolidated net (loss) income	(171,779)	20,007	(604,169)	(189,112)
Less amount attributable to noncontrolling interest	14,852	12,805	6,651	6,689
Net (loss) income attributable to the Company	$(186,631)	$7,202	$(610,820)	$(195,801)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(12,232)	(45,615)	(14,449)	(69,028)
Unrealized gain on securities and derivatives:
Unrealized holding gain on marketable securities	(405)	11,171	679	15,606
Unrealized holding gain on cash flow derivatives	-	16,243	-	31,066
Other adjustments to comprehensive loss	-	-	-	(998)
Reclassification adjustment for realized gains on securities included in net loss	-	(82,320)	3,309	(82,320)
Other comprehensive loss	(12,637)	(100,521)	(10,461)	(105,674)
Comprehensive loss	(199,268)	(93,319)	(621,281)	(301,475)
Less amount attributable to noncontrolling interest	(1,979)	(8,354)	(4,942)	(11,577)
Comprehensive loss attributable to the Company	$(197,289)	$(84,965)	$(616,339)	$(289,898)

See Notes to Consolidated Financial Statements

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Consolidated net loss	$(604,169)	$(189,112)
Reconciling items:
Depreciation and amortization	348,933	361,916
Impairment charges	4,902	-
Deferred taxes	32,179	(123,642)
Provision for doubtful accounts	7,767	9,897
Amortization of deferred financing charges and note discounts, net	57,622	62,656
Share-based compensation	5,818	11,339
Gain (loss) on disposal of operating and fixed assets	1,463	(3,508)
Gain on marketable securities	-	(130,898)
Equity in earnings (loss) of nonconsolidated affiliates	13,343	(9,612)
Loss on extinguishment of debt	51,419	3,888
Other reconciling items, net	(14,037)	11,692
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	9,714	13,827
Increase in deferred income	67,696	18,245
Decrease in accrued expenses	(15,820)	(58,347)
Decrease in accounts payable	(19,928)	(27,685)
Increase (decrease) in accrued interest	31,816	(39,558)
Changes in other operating assets and liabilities	(24,922)	(3,912)
Net cash used for operating activities	(46,204)	(92,814)
Cash flows from investing activities:
Purchases of property, plant and equipment	(141,421)	(132,680)
Purchases of other operating assets	(1,733)	(1,990)
Proceeds from sale of investment securities	220,830	135,496
Proceeds from disposal of assets	5,899	26,772
Change in other, net	(2,009)	(1,735)
Net cash provided by investing activities	81,566	25,863
Cash flows from financing activities:
Draws on credit facilities	820	270,137
Payments on credit facilities	(248,675)	(23,844)
Proceeds from long-term debt	1,059,975	575,000
Payments on long-term debt	(731,254)	(1,196,307)
Payments to repurchase noncontrolling interests	-	(61,143)
Dividends and other payments to noncontrolling interests	(9,673)	(4,476)
Deferred financing charges	(15,526)	(9,778)
Change in other, net	(165)	878
Net cash provided by (used for) financing activities	55,502	(449,533)
Effect of exchange rate changes on cash	(577)	(4,360)
Net increase (decrease) in cash and cash equivalents	90,287	(520,844)
Cash and cash equivalents at beginning of period	708,151	1,225,010
Cash and cash equivalents at end of period	$798,438	$704,166

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

Adoption of New Accounting Standards

During the first quarter of 2014, the Company adopted the Financial Accounting Standards Board’s (“FASB”) ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  This update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. The amendments are effective for fiscal years (and interim periods within) beginning after December 15, 2013 and are to be applied retrospectively to all prior periods presented for such obligations that exist at the beginning of an entity’s fiscal year of adoption.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

During the first quarter of 2014, the Company adopted the FASB’s ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity of an Investment in a Foreign Entity. The amendments are effective prospectively for the fiscal years (and interim periods within) beginning after December 15, 2013 and provide clarification guidance for the release of the cumulative translation adjustment under current U.S. GAAP. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

During the second quarter of 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016.  The Company is currently evaluating the impact of the provisions of this new standard on its financial position and results of operations.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at June 30, 2014 and December 31, 2013, respectively.

(In thousands)	June 30, 2014	December 31, 2013
Structures	$3,064,825	$3,021,152
Less: accumulated depreciation	1,354,681	1,255,642
Structures, net	$1,710,144	$1,765,510

Land, buildings and improvements	$741,473	$723,268
Towers, transmitters and studio equipment	444,753	440,612
Furniture and other equipment	515,315	473,995
Construction in progress	97,896	123,814
	1,799,437	1,761,689
Less: accumulated depreciation	695,262	629,569
Other property, plant and equipment, net	$1,104,175	$1,132,120

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

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets at June 30, 2014 and December 31, 2013, respectively:

(In thousands)	June 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor
contractual rights	$777,430	$(497,061)	$777,521	$(464,548)
Customer / advertiser relationships	1,212,745	(705,688)	1,212,745	(645,988)
Talent contracts	319,384	(209,615)	319,617	(195,403)
Representation contracts	254,187	(212,359)	252,961	(200,058)
Permanent easements	174,597	-	173,753	-
Other	387,434	(164,260)	387,405	(151,459)
Total	$3,125,777	$(1,788,983)	$3,124,002	$(1,657,456)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Total amortization expense related to definite-lived intangible assets was $66.3 million and $70.9 million for the three months ended June 30, 2014 and 2013, respectively, and $133.2 million and $143.0 million for the six months ended June 30, 2014 and 2013, respectively.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2015	$240,193
2016	223,995
2017	198,651
2018	129,079
2019	44,079

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	CCME	Americas Outdoor Advertising	International Outdoor Advertising	Other	Consolidated
Balance as of December 31, 2012	$3,236,688	$571,932	$290,316	$117,149	$4,216,085
Impairment	-	-	(10,684)	-	(10,684)
Acquisitions	-	-	-	97	97
Dispositions	-	-	(456)	-	(456)
Foreign currency	-	-	(974)	-	(974)
Other	(1,881)	-	-	-	(1,881)
Balance as of December 31, 2013	$3,234,807	$571,932	$278,202	$117,246	$4,202,187
Acquisitions	-	-	-	300	300
Foreign currency	-	-	780	-	780
Other	-	-	-	-	-
Balance as of June 30, 2014	$3,234,807	$571,932	$278,982	$117,546	$4,203,267

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 3 – LONG-TERM DEBT

Long-term debt at June 30, 2014 and December 31, 2013, respectively, consisted of the following:

(In thousands)	June 30, 2014	December 31, 2013
Senior Secured Credit Facilities (1)	$8,222,275	$8,225,754
Receivables Based Facility due 2017	-	247,000
9.0% Priority Guarantee Notes due 2019	1,999,815	1,999,815
9.0% Priority Guarantee Notes due 2021	1,750,000	1,750,000
11.25% Priority Guarantee Notes due 2021	575,000	575,000
Subsidiary senior revolving credit facility due 2018	-	-
Other secured subsidiary long-term debt (2)	19,624	21,124
Total consolidated secured debt	12,566,714	12,818,693

Senior Cash Pay Notes due 2016	94,304	94,304
Senior Toggle Notes due 2016 (3)	127,941	127,941
Senior Notes due 2021 (4)	1,645,244	1,404,202
Clear Channel Senior Notes (5)	725,000	1,436,455
Senior Notes due 2018	850,000	-
Subsidiary Senior Notes due 2022	2,725,000	2,725,000
Subsidiary Senior Subordinated Notes due 2020	2,200,000	2,200,000
Other subsidiary debt	545	10
Purchase accounting adjustments and original issue discount	(262,676)	(322,392)
	20,672,072	20,484,213
Less: current portion	22,020	453,734
Total long-term debt	$20,650,052	$20,030,479

(1)        Term Loan B matures 2016.  Term Loan C is subject to an amortization schedule with required payments at various dates from 2014 through 2016.  Term Loan D and Term Loan E mature 2019.

(2)        Other secured subsidiary long-term debt matures at various dates from 2014 through 2025.

(3)        Senior Toggle Notes are subject to required payments at various dates from 2015 through 2016.

(4)        Senior Notes due 2021 are subject to required payments at various dates from 2018 through 2021.

(5)        Clear Channel’s Senior Notes mature at various dates from 2016 through 2027.

The Company’s weighted average interest rate at June 30, 2014 and December 31, 2013 were 7.9% and 7.6%, respectively.  The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $21.5 billion and $20.5 billion at June 30, 2014 and December 31, 2013, respectively.  Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2.

Subsidiary Sale of Clear Channel Long-Term Debt

On February 14, 2014, CC Finco LLC (“CC Finco”), an indirect wholly-owned subsidiary of the Company, sold $227.0 million in aggregate principal amount of Senior Notes due 2021 issued by Clear Channel to private purchasers in a transaction exempt from registration under the Securities Act of 1933, as amended. This $227.0 million in aggregate principal amount of Senior Notes due 2021, which was previously eliminated in consolidation because the notes were held by a subsidiary, is now reflected on the Company’s consolidated balance sheet. CC Finco contributed the net proceeds from the sale of the Senior Notes due 2021 to Clear Channel, which intends to use such proceeds to repay, repurchase or otherwise acquire outstanding indebtedness from time to time and retire that indebtedness as it becomes due or upon its earlier repayment, repurchase or acquisition.

10.0% Senior Notes Issuance

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

On May 1, 2014, CCU Escrow Corporation issued $850.0 million in aggregate principal amount of Senior Notes due 2018 in a private offer.  On June 6, 2014, CCU Escrow Corporation merged into Clear Channel and Clear Channel assumed CCU Escrow Corporation’s obligations under the 10.0% Senior Notes due 2018.  The 10.0% Senior Notes due 2018 mature on January 15, 2018 and bear interest at a rate of 10.0% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on July 15, 2014.  The 10.0% Senior Notes due 2018 are the senior unsecured obligations of Clear Channel and are not guaranteed by the Company or any of Clear Channel’s other parent companies or any of its subsidiaries.

Senior Notes due 2021 Issuance

Clear Channel intends to issue and sell approximately $222.2 million in aggregate principal amount of new Senior Notes due 2021 to CC Finco in a transaction exempt from registration under the Securities Act of 1933, as amended.  The new Senior Notes due 2021 will be issued as additional notes under the indenture governing Clear Channel’s existing Senior Notes due 2021. On July 21, 2014, Clear Channel issued a notice of redemption to redeem all of the outstanding $94.3 million aggregate principal amount of Senior Cash Pay Notes due 2016 and $127.9 million aggregate principal amount of Senior Toggle Notes due 2016 using proceeds of the issuance of the new Senior Notes due 2021.  The closing of the issuance of the new Senior Notes due 2021 and redemption of the outstanding Senior Cash Pay Notes due 2016 and Senior Toggle Notes due 2016 are expected to occur on August 22, 2014.

Debt Repayments, Maturities and Other

During February 2014, Clear Channel repaid all principal amounts outstanding under its receivables based credit facility, using cash on hand.  This voluntary repayment did not reduce the commitments under this facility and Clear Channel has the ability to redraw amounts under this facility at any time.

During March 2014, CC Finco repurchased, through open market purchases, a total of $61.9 million aggregate principal amount of notes, comprised of $52.9 million of Clear Channel’s outstanding 5.5% Senior Notes due 2014 and $9.0 million of Clear Channel’s outstanding 4.9% Senior Notes due 2015, for a total purchase price of $63.1 million, including accrued interest.  Clear Channel cancelled these notes subsequent to the purchase.  In connection with these transactions, the Company incurred expenses of $3.9 million, which are included in “Loss on extinguishment of debt” for the six months ended June 30, 2014.

During May 2014, Clear Channel retired $130.0 million aggregate principal amount of its 5.5% Senior Notes due 2014 held by CC Finco.

On June 6, 2014, using the proceeds from the issuance of the 10.0% Senior Notes due 2018, Clear Channel redeemed $567.1 million aggregate principal amount of Clear Channel’s 5.5% Senior Notes due 2014 (including $158.5 million principal amount of the notes held by a subsidiary of Clear Channel) and $241.0 million aggregate principal amount of Clear Channel’s 4.9% Senior Notes due 2015.  In connection with these transactions, the Company incurred expenses of $47.5 million, which are included in “Loss on extinguishment of debt” for the three months ended June 30, 2014.

On July 21, 2014, Clear Channel issued a notice of redemption to redeem all of the outstanding $94.3 million aggregate principal amount of Senior Cash Pay Notes due 2016 and $127.9 million aggregate principal amount of Senior Toggle Notes due 2016 and will be using proceeds of the issuance of the new Senior Notes due 2021 to CC Finco to redeem the notes.  The closing of the issuance of the new Senior Notes due 2021 and redemption of the outstanding Senior Cash Pay Notes due 2016 and Senior Toggle Notes due 2016 are expected to occur on August 22, 2014.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4 – SUPPLEMENTAL DISCLOSURES

Income Tax Benefit (Expense)

The Company’s income tax benefit (expense) for the three and six months ended June 30, 2014 and 2013, respectively, consisted of the following components:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Current tax benefit (expense)	$7,492	$(28,128)	$(35,587)	$(38,794)
Deferred tax benefit (expense)	(6,871)	16,651	(32,179)	123,642
Income tax benefit (expense)	$621	$(11,477)	$(67,766)	$84,848

The effective tax rates for the three and six months ended June 30, 2014 were 0.4% and (12.6)%, respectively.  The effective tax rates for the three and six months ended June 30, 2014 were primarily impacted by the valuation allowance recorded during the periods as additional deferred tax expense.  The valuation allowance was recorded against a portion of the U.S. Federal and State net operating losses due to the uncertainty of the ability to utilize those losses in future periods.

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

Supplemental Cash Flow Information

During the six months ended June 30, 2014 and 2013, cash paid for interest and income taxes, net of income tax refunds of $4.5 million and $1.3 million, respectively, was as follows:

(In thousands)	Six Months Ended June 30,
	2014	2013
Interest	$756,322	$772,639
Income taxes	19,233	28,227

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

Other Comprehensive Income (Loss)

The following table discloses the deferred income tax (asset) liability related to each component of other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013, respectively:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Foreign currency translation adjustments and other	$-	$(15,397)	$8,181	$(16,127)
Unrealized holding gain on marketable securities	-	(42,029)	-	(39,209)
Unrealized holding gain on cash flow derivatives	-	9,731	-	18,505
Total increase (decrease) in deferred tax liabilities	$-	$(47,695)	$8,181	$(36,831)

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

NOTE 6 - GUARANTEES

As of June 30, 2014, Clear Channel had outstanding surety bonds and commercial standby letters of credit of $45.5 million and $113.3 million, respectively, of which $0.2 million of letters of credit were cash secured.  Letters of credit in the amount of $2.0 million are collateral in support of surety bonds and these amounts would only be drawn under the letter of credit in the event the associated surety bonds were funded and Clear Channel did not honor its reimbursement obligation to the issuers. These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items.

As of June 30, 2014, Clear Channel had outstanding bank guarantees of $59.5 million related to international subsidiaries, of which $15.8 million were backed by cash collateral.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 7 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Company is a party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the three months ended June 30, 2014 and 2013, the Company recognized management fees and reimbursable expenses of $3.7 million and $4.0 million, respectively.  For the six months ended June 30, 2014 and 2013, the Company recognized management fees and reimbursable expenses of $7.7 million and $8.1 million, respectively.

NOTE 8 – MEMBER’S DEFICIT AND COMPREHENSIVE LOSS

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in member’s deficit attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2014	$(8,942,166)	$245,531	$(8,696,635)
Net income (loss)	(610,820)	6,651	(604,169)
Dividends and other payments to noncontrolling interests	-	(9,673)	(9,673)
Foreign currency translation adjustments	(9,426)	(5,023)	(14,449)
Unrealized holding gain on marketable securities	598	81	679
Unrealized holding gain on cash flow derivatives	-	-	-
Other adjustments to comprehensive loss	-	-	-
Other, net	705	4,991	5,696
Reclassifications	3,309	-	3,309
Balances at June 30, 2014	$(9,557,800)	$242,558	$(9,315,242)

Balances at January 1, 2013	$(8,299,188)	$303,997	$(7,995,191)
Net income (loss)	(195,801)	6,689	(189,112)
Foreign currency translation adjustments	(57,540)	(11,488)	(69,028)
Unrealized holding gain on marketable securities	15,581	25	15,606
Unrealized holding gain on cash flow derivatives	31,066	-	31,066
Other adjustments to comprehensive loss	(884)	(114)	(998)
Other, net	4,778	(3,964)	814
Reclassifications	(82,320)	-	(82,320)
Balances at June 30, 2013	$(8,584,308)	$295,145	$(8,289,163)

The Company does not have any compensation plans under which it grants awards to employees. CCMH and Clear Channel Outdoor Holdings, Inc. (“CCOH”) have granted options to purchase shares of their Class A common stock to certain key individuals, as well as restricted stock and restricted stock units.

On July 21, 2014, in accordance with the terms of its charter, a committee of the board of CCOH (1) provided notice of its intent to demand $175 million outstanding under the revolving promissory note with Clear Channel on August 11, 2014 and (2) declared a special cash dividend in aggregate amount equal to $175 million, the payment of which is conditioned upon the satisfaction by Clear Channel of such demand, payable on August 11, 2014 to CCOH’s stockholders of record as of August 4, 2014.  As the indirect parent of CCOH, Clear Channel will be entitled to approximately 88% of the proceeds from such dividend through its wholly-owned subsidiaries.  The remaining approximately 12% of the proceeds from the dividend, or approximately $21 million, will be paid to the public stockholders of CCOH.  Clear Channel will fund the net payment of this $21 million with cash on hand, which will reduce the amount of cash Clear Channel has available to fund its working capital needs, debt service obligations and other obligations.  Following satisfaction of the demand, the balance outstanding under the note will be reduced by $175 million.

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

The following table presents the Company’s reportable segment results for the three and six months ended June 30, 2014 and 2013.

(In thousands)	CCME	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended June 30, 2014
Revenue	$806,337	$319,147	$462,058	$59,062	$-	$(16,450)	$1,630,154
Direct operating expenses	225,410	139,734	273,410	6,349	-	(1,681)	643,222
Selling, general and administrative expenses	259,193	52,420	87,851	35,882	-	(14,769)	420,577
Corporate expenses	-	-	-	-	82,196	-	82,196
Depreciation and amortization	61,479	47,523	50,214	8,654	6,192	-	174,062
Impairment charges	-	-	-	-	4,902	-	4,902
Other operating loss, net	-	-	-	-	(1,628)	-	(1,628)
Operating income (loss)	$260,255	$79,470	$50,583	$8,177	$(94,918)	$-	$303,567

Intersegment revenues	$-	$1,094	$-	$15,356	$-	$-	$16,450
Capital expenditures	$10,391	$17,190	$36,269	$1,080	$9,084	$-	$74,014
Share-based compensation expense	$-	$-	$-	$-	$2,782	$-	$2,782

Three Months Ended June 30, 2013
Revenue	$805,611	$335,025	$431,846	$61,099	$-	$(15,484)	$1,618,097
Direct operating expenses	226,555	141,813	257,745	6,323	-	(2,079)	630,357
Selling, general and administrative expenses	255,945	55,121	77,899	35,781	-	(13,405)	411,341
Corporate expenses	-	-	-	-	77,557	-	77,557
Depreciation and amortization	68,038	47,041	49,930	9,890	4,835	-	179,734
Impairment charges	-	-	-	-	-	-	-
Other operating income, net	-	-	-	-	1,113	-	1,113
Operating income (loss)	$255,073	$91,050	$46,272	$9,105	$(81,279)	$-	$320,221

Intersegment revenues	$-	$60	$-	$15,424	$-	$-	$15,484
Capital expenditures	$21,920	$16,756	$22,792	$2,592	$7,000	$-	$71,060
Share-based compensation expense	$-	$-	$-	$-	$5,822	$-	$5,822

Six Months Ended June 30, 2014
Revenue	$1,476,684	$587,904	$828,552	$110,524	$-	$(30,962)	$2,972,702
Direct operating expenses	436,164	273,022	521,635	12,736	-	(3,840)	1,239,717
Selling, general and administrative expenses	518,348	103,532	169,689	71,958	-	(27,122)	836,405
Corporate expenses	-	-	-	-	154,902	-	154,902
Depreciation and amortization	124,050	95,121	100,658	17,374	11,730	-	348,933
Impairment charges	-	-	-	-	4,902	-	4,902
Other operating loss, net	-	-	-	-	(1,463)	-	(1,463)
Operating income (loss)	$398,122	$116,229	$36,570	$8,456	$(172,997)	$-	$386,380

Intersegment revenues	$-	$2,070	$-	$28,892	$-	$-	$30,962
Capital expenditures	$20,684	$29,410	$61,355	$2,886	$27,086	$-	$141,421
Share-based compensation expense	$-	-	-	-	5,818	-	5,818

Six Months Ended June 30, 2013
Revenue	$1,462,177	$621,486	$795,595	$110,318	$-	$(28,421)	$2,961,155
Direct operating expenses	430,823	278,704	507,045	12,817	-	(4,215)	1,225,174
Selling, general and administrative expenses	495,087	109,493	163,088	71,242	-	(24,206)	814,704
Corporate expenses	-	-	-	-	161,320	-	161,320
Depreciation and amortization	135,870	95,726	100,923	19,872	9,525	-	361,916
Impairment charges	-	-	-	-	-	-	-
Other operating income, net	-	-	-	-	3,508	-	3,508
Operating income (loss)	$400,397	$137,563	$24,539	$6,387	$(167,337)	$-	$401,549

Intersegment revenues	$-	$143	$-	$28,278	$-	$-	$28,421
Capital expenditures	$36,164	$29,651	$48,700	$4,695	$13,470	$-	$132,680
Share-based compensation expense	$-	$-	$-	$-	$11,339	$-	$11,339

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 10 – GUARANTOR SUBSIDIARIES

The Company and certain of Clear Channel’s direct and indirect wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guarantee on a joint and several basis certain of Clear Channel’s outstanding indebtedness. The following consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

(In thousands)	As of June 30, 2014
				Non-
	Parent	Subsidiary	Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$-	$8	$105,123	$693,307	$-	$798,438
Accounts receivable, net of allowance	-	-	680,167	744,066	-	1,424,233
Intercompany receivables (1)	-	2,354,047	-	181,954	(2,536,001)	-
Prepaid expenses	-	1,675	70,954	143,677	-	216,306
Other current assets	-	26,327	70,527	87,794	(11,616)	173,032
Total Current Assets	-	2,382,057	926,771	1,850,798	(2,547,617)	2,612,009
Structures, net	-	-	-	1,710,144	-	1,710,144
Other property, plant and equipment, net	-	-	805,453	298,722	-	1,104,175
Indefinite-lived intangibles - licenses	-	-	2,416,025	-	-	2,416,025
Indefinite-lived intangibles - permits	-	-	-	1,067,891	-	1,067,891
Other intangibles, net	-	-	873,496	463,298	-	1,336,794
Goodwill	-	-	3,348,599	854,668	-	4,203,267
Intercompany notes receivable	-	962,000	-	-	(962,000)	-
Long-term intercompany receivable	-	-	-	950,172	(950,172)	-
Investment in subsidiaries	(9,590,113)	3,972,447	263,402	-	5,354,264	-
Other assets	-	107,433	44,568	308,851	(158,979)	301,873
Total Assets	$(9,590,113)	$7,423,937	$8,678,314	$7,504,544	$735,496	$14,752,178

Accounts payable	$-	$-	$43,949	$70,018	$-	$113,967
Accrued expenses	-	(39,301)	288,435	543,418	-	792,552
Intercompany payable (1)	-	-	2,536,001	-	(2,536,001)	-
Accrued interest	-	221,630	242	2,344	(11,616)	212,600
Deferred income	-	-	90,374	154,869	-	245,243
Other current liabilities	-	-	-	-	-	-
Current portion of long-term debt	-	6,959	-	15,061	-	22,020
Total Current Liabilities	-	189,288	2,959,001	785,710	(2,547,617)	1,386,382
Long-term debt	-	15,942,055	4,000	4,919,636	(215,639)	20,650,052
Long-term intercompany payable	-	950,172	-	-	(950,172)	-
Intercompany long-term debt	-	-	962,000	-	(962,000)	-
Deferred income taxes	-	(90,379)	1,015,136	652,009	1,329	1,578,095
Other long-term liabilities	-	22,914	184,254	245,723	-	452,891
Total member's interest (deficit)	(9,590,113)	(9,590,113)	3,553,923	901,466	5,409,595	(9,315,242)
Total Liabilities and Member's Equity (Deficit)	$(9,590,113)	$7,423,937	$8,678,314	$7,504,544	$735,496	$14,752,178

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

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	As of December 31, 2013
				Non-
	Parent	Subsidiary	Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$-	$9	$182,152	$525,990	$-	$708,151
Accounts receivable, net of allowance	-	-	727,419	713,082	-	1,440,501
Intercompany receivables (1)	-	3,022,719	-	61,825	(3,084,544)	-
Prepaid expenses	-	1,743	56,070	145,672	-	203,485
Other current assets	-	22,184	69,474	341,948	(272,449)	161,157
Total Current Assets	-	3,046,655	1,035,115	1,788,517	(3,356,993)	2,513,294
Structures, net	-	-	-	1,765,510	-	1,765,510
Other property, plant and equipment, net	-	-	815,358	316,762	-	1,132,120
Indefinite-lived intangibles - licenses	-	-	2,416,406	-	-	2,416,406
Indefinite-lived intangibles - permits	-	-	-	1,067,783	-	1,067,783
Other intangibles, net	-	-	970,926	495,620	-	1,466,546
Goodwill	-	-	3,348,299	853,888	-	4,202,187
Intercompany notes receivable	-	962,000	-	-	(962,000)	-
Long-term intercompany receivable	-	-	-	879,108	(879,108)	-
Investment in subsidiaries	(9,053,312)	3,876,744	231,141	-	4,945,427	-
Other assets	-	109,231	51,920	686,900	(314,595)	533,456
Total Assets	$(9,053,312)	$7,994,630	$8,869,165	$7,854,088	$(567,269)	$15,097,302

Accounts payable	$-	$-	$45,289	$86,081	$-	$131,370
Accrued expenses	-	(133,481)	361,977	578,714	-	807,210
Intercompany payable (1)	-	-	3,084,544	-	(3,084,544)	-
Accrued interest	-	219,921	241	3,966	(29,284)	194,844
Deferred income	-	-	65,710	110,750	-	176,460
Current portion of long-term debt	-	437,735	-	15,999	-	453,734
Total Current Liabilities	$-	524,175	3,557,761	795,510	(3,113,828)	1,763,618
Long-term debt	-	15,798,376	4,000	4,919,377	(691,274)	20,030,479
Long-term intercompany payable	-	879,108	-	-	(879,108)	-
Intercompany long-term debt	-	-	962,000	-	(962,000)	-
Deferred income taxes	-	(175,925)	1,056,586	656,941	218	1,537,820
Other long-term liabilities	-	22,207	189,573	250,240	-	462,020
Total member's interest (deficit)	(9,053,312)	(9,053,311)	3,099,245	1,232,020	5,078,723	(8,696,635)
Total Liabilities and Member's Equity (Deficit)	$(9,053,312)	$7,994,630	$8,869,165	$7,854,088	$(567,269)	$15,097,302

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

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended June 30, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$11,042,528	$788,027	$(10,200,401)	$1,630,154
Operating expenses:
Direct operating expenses	-	-	5,803,377	415,702	(5,575,857)	643,222
Selling, general and administrative expenses	-	-	4,901,418	143,703	(4,624,544)	420,577
Corporate expenses	-	2,572	46,292	33,332	-	82,196
Depreciation and amortization	-	-	74,997	99,065	-	174,062
Impairment charges	-	-	4,902	-	-	4,902
Other operating income (expense), net	-	-	(1,875)	247	-	(1,628)
Operating income (loss)	-	(2,572)	209,667	96,472	-	303,567
Interest expense, net	-	367,939	13,010	54,574	5,082	440,605
Gain on marketable securities	-	-	-	11,817	(11,817)	-
Equity in earnings (loss) of nonconsolidated affiliates	(167,731)	101,818	69,961	196	(4,260)	(16)
Loss on extinguishment of debt	-	87,212	(132,714)	-	(2,001)	(47,503)
Other income (expense), net	-	(37)	186	12,008	-	12,157
Income (loss) before income taxes	(167,731)	(181,518)	134,090	65,919	(23,160)	(172,400)
Income tax benefit (expense)	-	13,787	(26,508)	13,342	-	621
Consolidated net income (loss)	(167,731)	(167,731)	107,582	79,261	(23,160)	(171,779)
Less amount attributable to noncontrolling interest	-	-	5,764	9,088	-	14,852
Net income (loss) attributable to the Company	$(167,731)	$(167,731)	$101,818	$70,173	$(23,160)	$(186,631)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	(4,254)	(7,978)	-	(12,232)
Unrealized gain on securities and derivatives:
Unrealized holding gain on marketable securities	-	-	(1)	(1,274)	870	(405)
Unrealized holding gain on cash flow derivatives	-	-	-	-	-	-
Reclassification adjustment for realized gains on securities included in net income (loss)	-	-	-	-	-	-
Equity in subsidiary comprehensive income	(11,528)	(11,528)	(8,698)	-	31,754	-
Comprehensive income (loss)	(179,259)	(179,259)	88,865	60,921	9,464	(199,268)
Less amount attributable to noncontrolling interest	-	-	(1,425)	(554)	-	(1,979)
Comprehensive income (loss) attributable to the Company	$(179,259)	$(179,259)	$90,290	$61,475	$9,464	$(197,289)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended June 30, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$848,357	$773,646	$(3,906)	$1,618,097
Operating expenses:
Direct operating expenses	-	-	230,020	402,120	(1,783)	630,357
Selling, general and administrative expenses	-	-	276,980	136,484	(2,123)	411,341
Corporate expenses	-	2,740	40,925	33,892	-	77,557
Depreciation and amortization	-	-	81,800	97,934	-	179,734
Other operating income (expense), net	-	-	(2,584)	3,697	-	1,113
Operating income (loss)	-	(2,740)	216,048	106,913	-	320,221
Interest expense, net	-	342,074	811	45,677	18,946	407,508
Gain on marketable securities	-	-	162,584	-	(31,686)	130,898
Equity in earnings (loss) of nonconsolidated affiliates	57,834	284,797	12,627	5,970	(355,257)	5,971
Other income (expense), net	-	(17,904)	32	(226)	-	(18,098)
Income (loss) before income taxes	57,834	(77,921)	390,480	66,980	(405,889)	31,484
Income tax benefit (expense)	-	135,755	(121,357)	(25,875)	-	(11,477)
Consolidated net income (loss)	57,834	57,834	269,123	41,105	(405,889)	20,007
Less amount attributable to noncontrolling interest	-	-	2,983	9,822	-	12,805
Net income (loss) attributable to the Company	$57,834	$57,834	$266,140	$31,283	$(405,889)	$7,202
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	16,079	(61,694)	-	(45,615)
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	-	-	10,929	366	(124)	11,171
Unrealized holding gain on cash flow derivatives	-	16,243	-	-	-	16,243
Reclassification adjustment for realized gains on securities included in net income (loss)	-	-	(82,320)	-	-	(82,320)
Equity in subsidiary comprehensive loss	(92,043)	(108,286)	(54,591)	-	254,920	-
Comprehensive income (loss)	(34,209)	(34,209)	156,237	(30,045)	(151,093)	(93,319)
Less amount attributable to noncontrolling interest	-	-	(1,617)	(6,737)	-	(8,354)
Comprehensive income (loss) attributable to the Company	$(34,209)	$(34,209)	$157,854	$(23,308)	$(151,093)	$(84,965)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$11,747,882	$1,430,318	$(10,205,498)	$2,972,702
Operating expenses:
Direct operating expenses	-	-	6,017,581	799,884	(5,577,748)	1,239,717
Selling, general and administrative expenses	-	-	5,183,921	280,234	(4,627,750)	836,405
Corporate expenses	-	5,260	85,612	64,030	-	154,902
Depreciation and amortization	-	-	150,776	198,157	-	348,933
Impairment charges	-	-	4,902	-	-	4,902
Other operating income (expense), net	-	-	(4,364)	2,901	-	(1,463)
Operating income (loss)	-	(5,260)	300,726	90,914	-	386,380
Interest expense, net	-	733,167	26,015	98,493	14,044	871,719
Gain on marketable securities	-	-	-	62,895	(62,895)	-
Equity in earnings (loss) of nonconsolidated affiliates	(530,133)	101,509	16,942	(13,041)	411,380	(13,343)
Loss on extinguishment of debt	-	132,542	(181,080)	-	(2,881)	(51,419)
Other income (expense), net	-	(83)	800	13,848	(867)	13,698
Income (loss) before income taxes	(530,133)	(504,459)	111,373	56,123	330,693	(536,403)
Income tax benefit (expense)	-	(25,674)	(12,801)	(29,291)	-	(67,766)
Consolidated net income (loss)	(530,133)	(530,133)	98,572	26,832	330,693	(604,169)
Less amount attributable to noncontrolling interest	-	-	(2,937)	9,588	-	6,651
Net income (loss) attributable to the Company	$(530,133)	$(530,133)	$101,509	$17,244	$330,693	$(610,820)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	(10,709)	(3,740)	-	(14,449)
Unrealized gain on securities and derivatives:
Unrealized holding gain on marketable securities	-	-	(1)	(1,175)	1,855	679
Unrealized holding gain on cash flow derivatives	-	-	-	-	-	-
Other adjustments to comprehensive income (loss)	-	-	-	-	-	-
Reclassification adjustment for realized gains on securities included in net income (loss)	-	(8,181)	-	11,490	-	3,309
Equity in subsidiary comprehensive loss	(7,374)	807	1,845	-	4,722	-
Comprehensive income (loss)	(537,507)	(537,507)	92,644	23,819	337,270	(621,281)
Less amount attributable to noncontrolling interest	-	-	(1,491)	(3,451)	-	(4,942)
Comprehensive income (loss) attributable to the Company	$(537,507)	$(537,507)	$94,135	$27,270	$337,270	$(616,339)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$1,538,432	$1,430,733	$(8,010)	$2,961,155
Operating expenses:
Direct operating expenses	-	-	438,102	790,296	(3,224)	1,225,174
Selling, general and administrative expenses	-	-	540,012	279,478	(4,786)	814,704
Corporate expenses	-	5,517	94,087	61,716	-	161,320
Depreciation and amortization	-	-	163,277	198,639	-	361,916
Other operating income (expense), net	-	-	(2,292)	5,800	-	3,508
Operating income (loss)	-	(5,517)	300,662	106,404	-	401,549
Interest expense, net	-	661,798	6,124	92,264	32,847	793,033
Gain on marketable securities	-	-	162,584	-	(31,686)	130,898
Equity in earnings (loss) of nonconsolidated affiliates	(131,268)	299,974	(58,525)	9,848	(110,417)	9,612
Loss on extinguishment of debt	-	(3,888)	-	-	-	(3,888)
Other income (expense), net	-	(17,904)	204	(1,398)	-	(19,098)
Income (loss) before income taxes	(131,268)	(389,133)	398,801	22,590	(174,950)	(273,960)
Income tax benefit (expense)	-	257,865	(139,217)	(33,800)	-	84,848
Consolidated net income (loss)	(131,268)	(131,268)	259,584	(11,210)	(174,950)	(189,112)
Less amount attributable to noncontrolling interest	-	-	(3,262)	9,951	-	6,689
Net income (loss) attributable to the Company	$(131,268)	$(131,268)	$262,846	$(21,161)	$(174,950)	$(195,801)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	15,860	(84,888)	-	(69,028)
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	-	-	15,390	781	(565)	15,606
Unrealized holding gain on cash flow derivatives	-	31,066	-	-	-	31,066
Other adjustments to comprehensive income (loss)	-	-	-	(998)	-	(998)
Reclassification adjustment for realized gains on securities included in net income (loss)	-	-	(82,320)	-	-	(82,320)
Equity in subsidiary comprehensive loss	(93,532)	(124,598)	(78,275)	-	296,405	-
Comprehensive income (loss)	(224,800)	(224,800)	133,501	(106,266)	120,890	(301,475)
Less amount attributable to noncontrolling interest	-	-	(4,747)	(6,830)	-	(11,577)
Comprehensive income (loss) attributable to the Company	$(224,800)	$(224,800)	$138,248	$(99,436)	$120,890	$(289,898)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(530,133)	$(530,133)	$98,572	$26,832	$330,693	$(604,169)
Reconciling items:
Depreciation and amortization	-	-	150,776	198,157	-	348,933
Impairment charges	-	-	4,902	-	-	4,902
Deferred taxes	-	85,546	(39,185)	(14,182)	-	32,179
Provision for doubtful accounts	-	-	3,570	4,197	-	7,767
Amortization of deferred financing charges and note discounts, net	-	64,319	-	(20,742)	14,045	57,622
Share-based compensation	-	-	1,568	4,250	-	5,818
(Gain) loss on disposal of operating assets	-	-	4,364	(2,901)	-	1,463
Gain on marketable securities	-	-	-	(62,895)	62,895	-
Equity in (earnings) loss of nonconsolidated affiliates	530,133	(101,509)	(16,942)	13,041	(411,380)	13,343
Loss on extinguishment of debt	-	(132,542)	181,080	-	2,881	51,419
Other reconciling items, net	-	-	275	(14,312)	-	(14,037)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	-	-	43,425	(33,711)	-	9,714
Increase in deferred income	-	-	24,229	43,467	-	67,696
Increase (decrease) in accrued expenses	-	94,180	(73,752)	(36,248)	-	(15,820)
Increase (decrease) in accounts payable	-	-	(1,339)	(18,589)	-	(19,928)
Increase (decrease) in accrued interest	-	20,985	-	(1,605)	12,436	31,816
Changes in other operating assets and liabilities	-	637	(17,151)	217	(8,625)	(24,922)
Net cash provided by (used for) operating activities	-	(498,517)	364,392	84,976	2,945	(46,204)
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(48,427)	(92,994)	-	(141,421)
Acquisition of operating assets	-	-	(1,558)	(175)	-	(1,733)
Proceeds from sale of investment securities	-	-	-	593,347	(372,517)	220,830
Proceeds from disposal of assets	-	-	(989)	6,888	-	5,899
Invesments in subsidiaries	-	-	(125,000)	-	125,000	-
Dividends from subsidiaries	863	-	210,959	-	(211,822)	-
Change in other, net	-	-	(704)	(64,393)	63,088	(2,009)
Net cash provided by (used for) investing activities	863	-	34,281	442,673	(396,251)	81,566
Cash flows from financing activities:
Draws on credit facilities	-	-	-	820	-	820
Payments on credit facilities	-	(247,000)	-	(1,675)	-	(248,675)
Intercompany funding	-	739,642	(475,702)	(263,940)	-	-
Proceeds from long-term debt	-	850,000	-	-	209,975	1,059,975
Payments on long-term debt	-	(828,958)	-	(23)	97,727	(731,254)
Payments to repurchase noncontrolling interests	-	-	-	-	-	-
Dividends and other payments to noncontrolling interests	-	(863)	-	(220,632)	211,822	(9,673)
Deferred financing charges	-	(14,305)	-	(3)	(1,218)	(15,526)
Change in other, net	(863)	-	-	125,698	(125,000)	(165)
Net cash provided by (used for) financing activities	(863)	498,516	(475,702)	(359,755)	393,306	55,502
Effect of exchange rate changes on cash	-	-	-	(577)	-	(577)
Net decrease in cash and cash equivalents	-	(1)	(77,029)	167,317	-	90,287
Cash and cash equivalents at beginning of period	-	9	182,152	525,990	-	708,151
Cash and cash equivalents at end of period	$-	$8	$105,123	$693,307	$-	$798,438

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(131,268)	$(131,268)	$259,584	$(11,210)	$(174,950)	$(189,112)
Reconciling items:
Depreciation and amortization	-	-	163,277	198,639	-	361,916
Deferred taxes	-	(55,153)	(44,020)	(24,469)	-	(123,642)
Provision for doubtful accounts	-	-	6,440	3,457	-	9,897
Amortization of deferred financing charges and note discounts, net	-	71,138	(11,171)	(30,158)	32,847	62,656
Share-based compensation	-	-	7,344	3,995	-	11,339
(Gain) loss on disposal of operating assets	-	-	2,292	(5,800)	-	(3,508)
Gain (loss) on marketable securities	-	-	(162,584)	-	31,686	(130,898)
Equity in (earnings) loss of non consolidated affiliates	131,268	(299,974)	58,525	(9,848)	110,417	(9,612)
Loss on extinguishment of debt	-	3,888	-	-	-	3,888
Other reconciling items, net	-	-	147	11,545	-	11,692
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	-	-	(19,394)	33,221	-	13,827
Increase in deferred income	-	-	4,196	14,049	-	18,245
Increase (decrease) in accrued expenses	-	(42,656)	40,671	(56,362)	-	(58,347)
Increase (decrease) in accounts payable	-	-	(4,421)	(23,264)	-	(27,685)
Increase (decrease) in accrued interest	-	(64,065)	1	419	24,087	(39,558)
Changes in other operating assets and liabilities	-	1,081	(6,009)	25,103	(24,087)	(3,912)
Net cash provided by (used for) operating activities	-	(517,009)	294,878	129,317	-	(92,814)
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(52,443)	(80,237)	-	(132,680)
Acquisition of other operating assets	-	-	(1,510)	(480)	-	(1,990)
Proceeds from disposal of assets	-	-	17,186	9,586	-	26,772
Proceeds from sale of investment securities	-	-	(80)	355,153	(219,577)	135,496
Dividends from subsidiaries	-	329,867	-	-	(329,867)	-
Change in other, net	-	-	(1,150)	(585)	-	(1,735)
Net cash provided by (used for) investing activities	-	329,867	(37,997)	283,437	(549,444)	25,863
Cash flows from financing activities:
Draws on credit facilities	-	269,500	-	637	-	270,137
Payments on credit facilities	-	(22,500)	-	(1,344)	-	(23,844)
Intercompany funding	-	786,167	(398,000)	(388,167)	-	-
Proceeds from long-term debt	-	575,000	-	-	-	575,000
Payments on long-term debt	-	(1,411,096)	-	(4,788)	219,577	(1,196,307)
Payments to repurchase noncontrolling interests	-	-	-	(61,143)	-	(61,143)
Dividends and other payments to noncontrolling interests	-	-	-	(4,476)	-	(4,476)
Dividends paid	-	-	(84,377)	(245,490)	329,867	-
Deferred financing charges	-	(9,930)	-	152	-	(9,778)
Change in other, net	-	-	-	878	-	878
Net cash provided by (used for) financing activities	-	187,141	(482,377)	(703,741)	549,444	(449,533)
Effect of exchange rate changes on cash	-	-	-	(4,360)	-	(4,360)
Net decrease in cash and cash equivalents	-	(1)	(225,496)	(295,347)	-	(520,844)
Cash and cash equivalents at beginning of period	-	11	333,768	891,231	-	1,225,010
Cash and cash equivalents at end of period	$-	$10	$108,272	$595,884	$-	$704,166

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

Executive Summary

The key developments in our business for the three months ended June 30, 2014 are summarized below:

•         Consolidated revenue increased $12.1 million including an increase of $10.5 million from movements in foreign exchange during the three months ended June 30, 2014 compared to the same period of 2013.  Excluding foreign exchange impacts, consolidated revenue increased $1.6 million over the comparable three-month period of 2013.

•         CCME revenue increased $0.7 million during the three months ended June 30, 2014 compared to the same period of 2013. Increased revenues from traffic and weather services, political revenues and digital revenues were partially offset by lower core terrestrial radio revenues.

•         Americas outdoor revenue decreased $15.9 million including a decrease of $0.8 million from movements in foreign exchange during the three months ended June 30, 2014 compared to the same period of 2013.  Excluding foreign exchange impacts, revenue decreased $15.1 million over the comparable three-month period of 2013 primarily driven by lower spending by national accounts and lower airport revenues.

•         International outdoor revenue increased $30.2 million including an increase of $11.3 million from movements in foreign exchange during the three months ended June 30, 2014 compared to the same period of 2013.  Excluding foreign exchange impacts, revenue increased $18.9 million over the comparable three-month period of 2013 primarily driven by growth from new contracts in western Europe and growth in emerging markets.

•         Revenues in our Other category decreased $2.0 million during the three months ended June 30, 2014 compared to the same period of 2013 as higher revenues from political advertising were more than offset by declines in non-political advertising revenue in our media representation business.

•         During the second quarter of 2014, we spent $20.5 million on strategic revenue and efficiency initiatives to realign and improve our on-going business operations—an increase of $6.4 million compared to the second quarter of 2013.

•         In May of 2014, CCU Escrow Corporation issued $850 million of 10.0% Senior Notes due 2018 in a private offer.  In June of 2014, CCU Escrow Corporation merged into Clear Channel Communications, Inc. (“Clear Channel”) and Clear Channel assumed CCU Escrow Corporation’s obligations under the 10.0% Senior Notes due 2018.  In June of 2014, Clear Channel used the proceeds from this issuance to redeem $567.1 million aggregate principal amount of Clear Channel’s 5.5% Senior Notes due 2014 and $241.0 million aggregate principal amount of Clear Channel’s 4.9% Senior Notes due 2015.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our results of operations for the three and six months ended June 30, 2014 to the three and six months ended June 30, 2013 is as follows:

(In thousands)	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2014	2013	Change	2014	2013	Change
Revenue	$1,630,154	$1,618,097	0.7%	$2,972,702	$2,961,155	0.4%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	643,222	630,357	2.0%	1,239,717	1,225,174	1.2%
Selling, general and administrative expenses (excludes depreciation and amortization)	420,577	411,341	2.2%	836,405	814,704	2.7%
Corporate expenses (excludes depreciation and amortization)	82,196	77,557	6.0%	154,902	161,320	(4.0%)
Depreciation and amortization	174,062	179,734	(3.2%)	348,933	361,916	(3.6%)
Impairment charges	4,902	-	-	4,902	-	-
Other operating income (loss), net	(1,628)	1,113	(246.3%)	(1,463)	3,508	(141.7%)
Operating income	303,567	320,221	(5.2%)	386,380	401,549	(3.8%)
Interest expense	440,605	407,508		871,719	793,033
Gain on marketable securities	-	130,898		-	130,898
Equity in earnings (loss) of nonconsolidated affiliates	(16)	5,971		(13,343)	9,612
Loss on extinguishment of debt	(47,503)	-		(51,419)	(3,888)
Other income (expense), net	12,157	(18,098)		13,698	(19,098)
Income (loss) before income taxes	(172,400)	31,484		(536,403)	(273,960)
Income tax benefit (expense)	621	(11,477)		(67,766)	84,848
Consolidated net income (loss)	(171,779)	20,007		(604,169)	(189,112)
Less amount attributable to noncontrolling interest	14,852	12,805		6,651	6,689
Net income (loss) attributable to the Company	$(186,631)	$7,202		$(610,820)	$(195,801)

Consolidated Revenue

Our consolidated revenue during the second quarter of 2014 increased $12.1 million including an increase of $10.5 million from movements in foreign exchange compared to the same period of 2013.  Excluding the impact of foreign exchange movements, consolidated revenue increased $1.6 million.  Our CCME revenue increased $0.7 million. Americas outdoor revenue decreased $15.9 million including negative movements in foreign exchange of $0.8 million compared to the same period of 2013.  Excluding the impact of foreign exchange movements, Americas outdoor revenue decreased $15.1 million primarily driven by lower spending by national accounts and the nonrenewal of certain airport contracts. Our International outdoor revenue increased $30.2 million including positive movements in foreign exchange of $11.3 million compared to the same period of 2013. Excluding the impact of foreign exchange movements, International outdoor revenue increased $18.9 million primarily driven by growth from new contracts in western Europe and growth in emerging markets. Other revenues declined by $2.0 million primarily as a result of a decrease in advertising, other than political, through our media representation business.

Our consolidated revenue during the first six months of 2014 increased $11.5 million including an increase of $11.0 million from movements in foreign exchange compared to the same period of 2013.  Excluding the impact of foreign exchange movements, consolidated revenue increased $0.5 million. Our CCME revenue increased $14.5 million driven by increased revenues from our traffic and weather business, digital revenues and political revenues. Americas outdoor revenue decreased $33.6 million including negative movements in foreign exchange of $1.8 million compared to the same period of 2013.  Excluding the impact of foreign exchange movements, Americas outdoor revenue decreased $31.8 million primarily driven by lower revenues in our Los Angeles market as a result of the impact of litigation, and lower revenues generated by national accounts and the nonrenewal of certain airport contracts. Our International outdoor revenue increased $33.0 million including positive movements in foreign exchange of $12.7 million compared to the same period of 2013.  Excluding the impact of foreign exchange movements, International outdoor revenue increased $20.3 million primarily driven by growth resulting from new contracts and from growth in emerging markets, partially offset by declines in certain countries. Other revenues, which are primarily from advertising through our media representation business, increased slightly by $0.2 million.

Consolidated Direct Operating Expenses

Consolidated direct operating expenses during the second quarter of 2014 increased $12.9 million including an increase of $6.7 million from movements in foreign exchange compared to the same period of 2013.  Excluding the impact of foreign exchange movements, consolidated direct operating expenses increased $6.2 million. Our CCME direct operating expenses decreased $1.1 million compared to the second quarter of 2013, primarily resulting from lower expenses resulting from efficiency initiatives and lower costs in our national syndication business being partially offset by higher sports programming expenses. Direct operating expenses in our Americas outdoor segment decreased $2.1 million including a decrease of $0.6 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, direct operating expenses in our Americas outdoor segment decreased $1.5 million, primarily due to lower variable site lease expenses resulting from lower revenues. Direct operating expenses in our International outdoor segment increased $15.7 million including an increase of $7.3 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, direct operating expenses in our International outdoor segment increased $8.4 million along with increased revenues primarily as a result of variable costs associated with new contracts.

Consolidated direct operating expenses during the first six months of 2014 increased $14.5 million including an increase of $7.1 million from movements in foreign exchange compared to the same period of 2013.  Excluding the impact of foreign exchange movements, consolidated direct operating expenses increased $7.4 million.  Our CCME direct operating expenses increased $5.3 million compared to the first six months of 2013, primarily resulting from higher sports programming expenses, increased production costs from new events including the iHeartRadio Country Music Festival and higher digital streaming expenses resulting from increased listening hours.  Direct operating expenses in our Americas outdoor segment decreased $5.7 million including a decrease of $1.4 million from movements in foreign exchange compared to the same period of 2013.  Excluding the impact of foreign exchange movements, direct operating expenses in our Americas outdoor segment decreased $4.3 million, primarily due to lower variable site lease expenses related to the decrease in digital and traditional revenues, as well as lower site lease expense resulting from the nonrenewal of certain airport contracts. Direct operating expenses in our International outdoor segment increased $14.6 million including an increase of $8.5 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, direct operating expenses in our International outdoor segment increased $6.1 million primarily as a result of variable costs associated with new contracts.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

Consolidated SG&A expenses during the second quarter of 2014 increased $9.2 million including an increase of $2.1 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, consolidated SG&A expenses increased $7.1 million. Our CCME SG&A expenses increased $3.2 million, primarily due to increased rent expense and higher spending on strategic efficiency initiatives. SG&A expenses decreased $2.7 million in our Americas outdoor segment including a decrease of $0.1 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, Americas outdoor SG&A expenses decreased $2.6 million primarily due to lower commission expense in connection with lower revenues and lower legal costs related to the Los Angeles litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q. Our International outdoor SG&A expenses increased $10.0 million including an increase of $2.2 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, SG&A expenses in our International outdoor segment increased $7.8 million compared to the same period of 2013 primarily due to higher compensation related to higher revenues and litigation expenses.

Consolidated SG&A expenses during the first six months of 2014 increased $21.7 million including an increase of $1.5 million from movements in foreign exchange compared to the same period of 2013.  Excluding the impact of foreign exchange movements consolidated SG&A expenses increased $20.2 million. Our CCME SG&A expenses increased $23.3 million primarily due to higher commission and barter expenses in connection with higher revenues, as well as higher expenses from rent and from investing in our national and digital sales force. SG&A expenses decreased $6.0 million in our Americas outdoor segment including a decrease of $0.2 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, SG&A expenses in our Americas outdoor segment decreased $5.8 million primarily due to lower commission expense in connection with lower revenues and lower legal costs related to the Los Angeles litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q. Our International outdoor SG&A expenses increased $6.6 million including a $1.7 million increase due to the effects of movements in foreign exchange compared to the same period of 2013.  Excluding the impact of foreign exchange movements, SG&A expenses in our International outdoor segment increased $4.9 million primarily due to higher compensation in connection with higher revenues, as well as higher litigation expenses.

Corporate Expenses

Corporate expenses increased $4.6 million during the second quarter of 2014 compared to the same period of 2013 primarily driven by an increase in employee benefits expenses. Corporate expenses decreased $6.4 million during the first six months of 2014 compared to the same period of 2013 primarily due to an $8.5 million credit for the realization of an insurance recovery related to litigation filed by stockholders of Clear Channel Outdoor Holdings, Inc. (“CCOH”), an indirect non-wholly owned subsidiary of Clear Channel, which is, in turn, an indirect wholly owned subsidiary of ours. The litigation settled during the fourth quarter of 2013. For more information about the matter, please refer to Item 3 of Part I in our Annual Report on Form 10-K for the year ended December 31, 2013.

Revenue and Efficiency Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $20.5 million and $33.7 million incurred in connection with our strategic revenue and efficiency initiatives during the three and six months ended June 30, 2014, respectively. The costs were incurred to improve revenue growth, enhance yield, reduce costs, and organize each business to maximize performance and profitability. These costs consist primarily of consolidation of locations and positions, severance related to workforce initiatives, consulting expenses, and other costs incurred in connection with improving our businesses. These costs are expected to provide benefits in future periods as the initiative results are realized.

Of the strategic revenue and efficiency costs of $20.5 million during the second quarter of 2014, $1.5 million are reported within direct operating expenses, $11.8 million are reported within SG&A and $7.2 million are reported within corporate expense.  In the second quarter of 2013, such costs totaled $2.2 million, $5.6 million and $6.2 million, respectively. Of these costs during the six months ended June 30, 2014, $2.7 million are reported within direct operating expenses, $13.7 million are reported within SG&A and $17.3 million are reported within corporate expense compared to $4.7 million, $10.9 million and $7.3 million, respectively, in the same period of 2013. Included in corporate expenses for the first six months of 2014 is $6.3 million related to the separation of our former Chief Executive Officer of our CCME segment.

Depreciation and Amortization

Depreciation and amortization decreased $5.7 million and $13.0 million during the three and six months ended June 30, 2014, respectively, compared to the same periods of 2013.  The decreases were primarily due to assets becoming fully depreciated since June 2013.

Other Operating Income (Expense), Net

Other operating expense of $1.6 million and $1.5 million for the three and six months ended June 30, 2014, respectively, related primarily to proceeds from the disposal of operating and fixed assets.

Other operating income of $1.1 million and $3.5 million for the three and six months ended June 30, 2013, respectively, related primarily to proceeds from the disposal of operating and fixed assets.

Interest Expense

Interest expense increased $33.1 million and $78.7 million during the three and six months ended June 30, 2014, respectively, compared to the same periods of 2013, primarily due to the weighted average cost of debt increasing as a result of debt refinancings that occurred since June 2013.

Equity in Earnings (Loss) of Nonconsolidated Affiliates

The loss of $13.3 million during the six months ended June 30, 2014 primarily related to the first quarter 2014 sale of our 50% interest in ARN, which included a loss on the sale of $2.4 million and $11.5 million of foreign exchange losses that were reclassified from accumulated other comprehensive income at the date of the sale.

Loss on Extinguishment of Debt

During June 2014, Clear Channel redeemed $567.1 million aggregate principal amount of Clear Channel’s outstanding 5.5% Senior Notes due 2014 and $241.0 million aggregate principal amount of Clear Channel’s outstanding 4.9% Senior Notes due 2015. In connection with these transactions, we recognized a loss of $47.5 million for the three months ended June 30, 2014.

During the first quarter of 2014, CC Finco LLC (“CC Finco”), an indirect wholly-owned subsidiary of ours, repurchased $52.9 million aggregate principal amount of Clear Channel’s outstanding 5.5% Senior Notes due 2014 and $9.0 million aggregate principal amount of Clear Channel’s outstanding 4.9% Senior Notes due 2015 for a total of $63.1 million, including accrued interest, through open market purchases. In connection with these transactions, we recognized a loss of $3.9 million.

In connection with the prepayment of Term Loan A of Clear Channel’s senior secured credit facilities during the first quarter of 2013, we recognized a loss of $3.9 million due to the write-off of deferred loan costs.

Income Tax Benefit (Expense)

The effective tax rates for the three and six months ended June 30, 2014 were 0.4% and (12.6)%, respectively. The effective tax rates for the three and six months ended June 30, 2014 were primarily impacted by the valuation allowance recorded during the periods as additional deferred tax expense. The valuation allowance was recorded against a portion of the U.S. Federal and State net operating losses due to the uncertainty of the ability to utilize those losses in future periods.

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

CCME Results of Operations

Our CCME operating results were as follows:

(In thousands)	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2014	2013	Change	2014	2013	Change
Revenue	$806,337	$805,611	0%	$1,476,684	$1,462,177	1%
Direct operating expenses	225,410	226,555	(1%)	436,164	430,823	1%
SG&A expenses	259,193	255,945	1%	518,348	495,087	5%
Depreciation and amortization	61,479	68,038	(10%)	124,050	135,870	(9%)
Operating income	$260,255	$255,073	2%	$398,122	$400,397	(1%)

Three Months

CCME revenue increased $0.7 million during the second quarter of 2014 compared to the same period of 2013.  Revenue increased in our traffic and weather business as a result of new weather product offerings and the impact of strategic sales initiatives, as well as higher political advertising. We continued to experience increases in digital advertising revenue as a result of continued increased listenership on our iHeartRadio platform, with total listening hours increasing 3.2%, and higher revenue from events.  Partially offsetting these increases were decreases in our core national and local terrestrial radio revenues and our national syndication revenues.

Direct operating expenses decreased $1.1 million during the second quarter of 2014, primarily resulting from lower expenses resulting from efficiency initiatives in prior periods and lower costs in our national syndication business. Partially offsetting these decreases was an increase in sports programming costs. Strategic revenue and efficiency costs included in direct operating expenses increased $1.9 million. SG&A expenses increased $3.2 million, primarily due to increased rent expense and higher spending on strategic efficiency initiatives, partially offset by savings from strategic efficiency initiatives. Strategic revenue and efficiency costs included in SG&A expenses increased $3.0 million.

Six Months

CCME revenue increased $14.5 million during the first six months of 2014 compared to the same period of 2013, primarily due to higher revenues in our traffic and weather business as a result of new weather product offerings, higher political advertising revenue and digital revenue, as we began to realize the benefits from our strategic revenue initiatives. We continue to experience increases in digital advertising revenue as a result of continued increased listenership on our iHeartRadio platform, with total listening hours increasing 7.5%. Partially offsetting these increases was a decrease in our local and syndication revenues.

Direct operating expenses increased $5.3 million during the first six months of 2014, primarily resulting from higher sports programming expenses, increased production costs from new events including the iHeartRadio Country Music Festival and higher digital streaming expenses resulting from increased listening hours. SG&A expenses increased $23.3 million during the first six months of 2014 primarily due to increased commission and barter expenses in connection with higher revenues, higher rent expense, and higher expenses from investing in our national and digital sales force, as well as higher spending on strategic revenue and efficiency initiatives. Strategic revenue and efficiency costs included in SG&A expenses increased $2.7 million.

Americas Outdoor Advertising Results of Operations

Our Americas outdoor advertising operating results were as follows:

(In thousands)	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2014	2013	Change	2014	2013	Change
Revenue	$319,147	$335,025	(5%)	$587,904	$621,486	(5%)
Direct operating expenses	139,734	141,813	(1%)	273,022	278,704	(2%)
SG&A expenses	52,420	55,121	(5%)	103,532	109,493	(5%)
Depreciation and amortization	47,523	47,041	1%	95,121	95,726	(1%)
Operating income	$79,470	$91,050	(13%)	$116,229	$137,563	(16%)

Three Months

Our Americas outdoor revenue decreased $15.9 million including negative movements in foreign exchange of $0.8 million during the second quarter of 2014 compared to the same period of 2013.  Excluding the impact of foreign exchange movements, Americas outdoor revenue decreased $15.1 million primarily driven by lower national account revenues, the nonrenewal of certain airport contracts, and lower revenues in our Los Angeles market as a result of the impact of litigation as discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q. Lower spending by national accounts negatively impacted rates for our billboards and posters.

Direct operating expenses decreased $2.1 million including a decrease of $0.6 million from movements in foreign exchange compared to the same period of 2013.  Excluding the impact of foreign exchange movements, direct operating expenses in our Americas outdoor segment decreased $1.5 million primarily due to lower variable site lease expenses resulting from lower revenues and also from lower site lease expense due to the nonrenewal of certain airport contracts. SG&A expenses decreased $2.7 million including a decrease of $0.1 million from movements in foreign exchange compared to the same period of 2013.  Excluding the impact of foreign exchange movements, SG&A expenses in our Americas outdoor segment decreased $2.6 million primarily due to lower commission expense in connection with lower revenues, as well as lower legal expenses related to the Los Angeles litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q.

Six Months

Our Americas outdoor revenue decreased $33.6 million including negative movements in foreign exchange of $1.8 million during the six months ended June 30, 2014 compared to the same period of 2013.  Excluding the impact of foreign exchange movements, Americas outdoor revenue decreased $31.8 million driven primarily by lower revenues in our Los Angeles market as a result of the impact of litigation as discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q, as well as lower spending by national accounts and the nonrenewal of certain airport contracts.

Direct operating expenses decreased $5.7 million including a decrease of $1.4 million from movements in foreign exchange compared to the same period of 2013.  Excluding the impact of foreign exchange movements, direct operating expenses in our Americas outdoor segment decreased $4.3 million primarily due to reduced variable site lease expenses related to our digital and traditional billboards and posters resulting from lower revenue and lower site lease expense resulting from the nonrenewal of certain airport contracts. SG&A expenses decreased $6.0 million including a decrease of $0.2 million from movements in foreign exchange compared to the same period of 2013.  Excluding the impact of foreign exchange movements, SG&A expenses in our Americas outdoor segment decreased $5.8 million primarily due to lower commission expense in connection with lower revenues and lower legal costs related to the Los Angeles litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q.

International Outdoor Advertising Results of Operations

Our International outdoor advertising operating results were as follows:

(In thousands)	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2014	2013	Change	2014	2013	Change
Revenue	$462,058	$431,846	7%	$828,552	$795,595	4%
Direct operating expenses	273,410	257,745	6%	521,635	507,045	3%
SG&A expenses	87,851	77,899	13%	169,689	163,088	4%
Depreciation and amortization	50,214	49,930	1%	100,658	100,923	(0%)
Operating income	$50,583	$46,272	9%	$36,570	$24,539	49%

Three Months

International outdoor revenue increased $30.2 million during the second quarter of 2014 compared to the same period of 2013, including an increase of $11.3 million from movements in foreign exchange. Excluding the impact of foreign exchange movements, revenues increased $18.9 million. The increase was primarily driven by revenue growth in western Europe including Italy, due to a new airport contract in Rome, as well as other countries such as Sweden, France and the UK. Revenue in emerging markets also increased, including in Brazil where revenue growth was driven by digital advertising and the FIFA World Cup, and in China as a result of new contracts.

Direct operating expenses increased $15.7 million including an increase of $7.3 million from movements in foreign exchange during the second quarter of 2014. Excluding the impact of movements in foreign exchange, direct operating expenses increased $8.4 million primarily driven by costs related to new contracts, including the Rome airport contract. SG&A expenses increased $10.0 million including an increase of $2.2 million from movements in foreign exchange during the second quarter of 2014. Excluding the impact of movements in foreign exchange, SG&A expenses increased $7.8 million primarily due to higher compensation related to higher revenues, as well as higher legal expenses.

Six Months

International outdoor revenue increased $33.0 million during the six months ended June 30, 2014 compared to the same period of 2013, including an increase of $12.7 million from movements in foreign exchange. Excluding the impact of foreign exchange movements, revenues increased $20.3 million. The increase was primarily driven by revenue growth in western Europe including Italy, due to a new airport contract in Rome, as well as the UK, France and other countries. Revenue in emerging markets including China and Brazil also increased due to new contracts and in connection with the FIFA World Cup.

Direct operating expenses increased $14.6 million including an increase of $8.5 million from movements in foreign exchange during the first six months of 2014.  Excluding the impact of movements in foreign exchange, direct operating expenses increased $6.1 million, resulting from variable costs related to new contracts, including the Rome airport in Italy, and new contracts in France and China. SG&A expenses increased $6.6 million including an increase of $1.7 million from movements in foreign exchange during the first six months of 2014. Excluding the impact of movements in foreign exchange, SG&A expenses increased $4.9 million primarily due to compensation related to higher revenue, as well as higher legal expenses.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
CCME	$260,255	$255,073	$398,122	$400,397
Americas outdoor advertising	79,470	91,050	116,229	137,563
International outdoor advertising	50,583	46,272	36,570	24,539
Other	8,177	9,105	8,456	6,387
Other operating income (loss), net	(1,628)	1,113	(1,463)	3,508
Impairment charges	(4,902)	-	(4,902)	-
Corporate expenses (1)	(88,388)	(82,392)	(166,632)	(170,845)
Consolidated operating income	$303,567	$320,221	$386,380	$401,549

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

Share-based compensation payments are recorded in corporate expenses and were $2.8 million and $5.8 million for the three months ended June 30, 2014 and 2013, respectively, and $5.8 million and $11.3 million for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, there was $25.6 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  Based on the terms of the award agreements, this cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of June 30, 2014, there was $19.4 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights our cash flow activities during the six months ended June 30, 2014 and 2013, respectively.

(In thousands)	Six Months Ended June 30,
	2014	2013
Cash provided by (used for):
Operating activities	$(46,204)	$(92,814)
Investing activities	$81,566	$25,863
Financing activities	$55,502	$(449,533)

Operating Activities

Our consolidated net loss, adjusted for $509.4 million of non-cash items resulted in negative cash flows of $94.8 million during the six months ended June 30, 2014.  Our consolidated net loss, adjusted for $193.7 million of non-cash items, provided positive cash flows of $4.6 million during the six months ended June 30, 2013.  Cash used for operating activities during the six months ended June 30, 2014 was $46.2 million compared to $92.8 million of cash used during the six months ended June 30, 2013.  Cash paid for interest was $16.3 million lower in the six months ended June 30, 2014 compared to the prior year due to the timing of accrued interest payments from refinancing transactions, partially offset by an increase in the weighted average cost of debt.

Non-cash items affecting our net loss include depreciation and amortization, impairment charges, deferred taxes, gain on disposal of operating and fixed assets, gain on marketable securities, loss on extinguishment of debt, provision for doubtful accounts, share-based compensation, equity in earnings (loss) of nonconsolidated affiliates, amortization of deferred financing charges and note discounts, net and other reconciling items, net as presented on the face of the consolidated statement of cash flows.

Investing Activities

Cash provided by investing activities of $81.6 million during the six months ended June 30, 2014 primarily reflected proceeds of $221.0 million from the sale of our 50% interest in ARN, partially offset by capital expenditures of $141.4 million.  We spent $20.7 million for capital expenditures in our CCME segment primarily related to leasehold improvements and equipment, $29.4 million in our Americas outdoor segment primarily related to the construction of new advertising structures such as digital displays, $61.4 million in our International outdoor segment primarily related to billboard and street furniture advertising structures, $2.9 million in our Other category, and $27.0 million by Corporate primarily related to equipment and software.

Cash provided by investing activities of $25.9 million during the six months ended June 30, 2013 reflected proceeds from the sale of our shares of Sirius XM Radio, Inc. of $135.5 million as well as our capital expenditures of $132.7 million.  We spent $36.2 million for capital expenditures in our CCME segment primarily related to leasehold improvements, $29.6 million in our Americas outdoor segment primarily related to the construction of new advertising structures such as digital displays, $48.7 million in our International outdoor segment primarily related to billboards and street furniture and the renewal of existing contracts, $4.7 million in our Other category related to our national representation business, and $13.5 million by Corporate primarily related to equipment and software.  Other cash provided by investing activities were $26.8 million of proceeds from sales of other operating and fixed assets.

Financing Activities

Cash provided by financing activities of $55.5 million during the six months ended June 30, 2014 primarily reflected proceeds from the issuance of long-term debt, partially offset by payments on credit facilities and long-term debt.  Clear Channel received cash proceeds from the issuance by CCU Escrow Corporation of 10% Senior Notes due 2018 ($850.0 million in aggregate principal amount) and the sale by a subsidiary of Clear Channel of 14% Senior Notes due 2021 to private purchasers ($227.0 million in aggregate principal amount).  This was partially offset by the redemption of the full $567.1 million principal amount outstanding of Clear Channel’s 5.5% Senior Notes due 2014 and the full $241.0 million principal amount outstanding of Clear Channel’s 4.9% Senior Notes due 2015, as well as repayment of the full $247.0 million principal amount outstanding under Clear Channel’s receivables-based credit facility.

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

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand, cash flow from operations and borrowing capacity under Clear Channel’s domestic receivables-based credit facility, subject to certain limitations contained in Clear Channel’s material financing agreements. A significant amount of our cash requirements are for debt service obligations. We anticipate cash interest requirements of approximately $791 million for the remainder of 2014.  At June 30, 2014, we had debt maturities totaling $18.5 million, $6.4 million, and $2.4 billion in 2014, 2015, and 2016, respectively. At June 30, 2014, we had $798.4 million of cash on our balance sheet including $192.3 million in consolidated cash balances held outside the U.S. by our subsidiaries, all of which is readily convertible into other foreign currencies including the U.S. dollar. We disclose in Item 8 of our Form 10-K within Note 1, Summary of Significant Accounting Policies, that our policy is to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses. We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States. If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes. This is a result of significant current and historic deficits in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.

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

Clear Channel’s financing transactions during 2013 increased our annual interest expense by $267 million and Clear Channel’s financing transactions during 2014 increased our annual interest expense by an additional $47 million. Our increased interest payment obligations will reduce our liquidity over time, which could in turn reduce our financial flexibility and make us more vulnerable to changes in operating performance and economic downturns generally, and could negatively affect Clear Channel’s ability to obtain additional financing in the future.

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

Our currently available sources of cash include cash on hand, cash flow from operations and borrowing capacity under Clear Channel’s receivables based credit facility. We are also exploring various liquidity-generating transactions, and expect to continue to do so. Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flow from operations, borrowing capacity under Clear Channel’s receivables based credit facility and cash from other liquidity-generating transactions will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements, and that we will be able to consummate liquidity-generating transactions in a timely manner and on terms acceptable to us. We cannot assure you that this will be the case. If our future cash flows from operations, financing sources and other liquidity-generating transactions are insufficient to pay our debt obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell material assets, seek additional capital or refinance Clear Channel’s and its subsidiaries’ debt. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.

We were in compliance with the covenants contained in Clear Channel’s material financing agreements as of June 30, 2014, including the maximum consolidated senior secured net debt to consolidated EBITDA limitation contained in Clear Channel’s senior secured credit facilities. We believe our long-term plans, which include promoting spending in our industries and capitalizing on our diverse geographic and product opportunities, including the continued investment in our media and entertainment initiatives and continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long term. However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants. In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in Clear Channel’s financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the receivables based facility under Clear Channel’s senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. If we are unable to repay Clear Channel’s obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of Clear Channel’s material financing agreements could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities is $100.0 million.

Sources of Capital

As of June 30, 2014 and December 31, 2013, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	June 30, 2014	December 31, 2013
Senior Secured Credit Facilities	$8,222.3	$8,225.8
Receivables Based Facility (1)	-	247.0
Priority Guarantee Notes	4,324.8	4,324.8
Other Secured Subsidiary Debt	19.6	21.1
Total Secured Debt	12,566.7	12,818.7

Senior Cash Pay Notes due 2016	94.3	94.3
Senior Toggle Notes due 2016	127.9	127.9
Senior Notes due 2021	1,645.3	1,404.2
Clear Channel Senior Notes	725.0	1,436.5
Senior Notes due 2018	850.0	-
Subsidiary Senior Notes due 2022	2,725.0	2,725.0
Subsidiary Senior Subordinated Notes due 2020	2,200.0	2,200.0
Other Clear Channel Subsidiary Debt	0.5	-
Purchase accounting adjustments and original issue discount	(262.6)	(322.4)
Total Debt	20,672.1	20,484.2
Less: Cash and cash equivalents	798.4	708.2
	$19,873.7	$19,776.0

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

The following table reflects a reconciliation of consolidated EBITDA (as defined by Clear Channel’s senior secured credit facilities) to operating income and net cash provided by operating activities for the four quarters ended June 30, 2014:

Four Quarters Ended
(In Millions)	June 30, 2014
Consolidated EBITDA (as defined by Clear Channel’s senior secured credit facilities)	$1,904.7
Less adjustments to consolidated EBITDA (as defined by Clear Channel’s senior secured credit facilities):
Cost incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees, and other permitted activities	(90.7)
Extraordinary, non-recurring or unusual gains or losses or expenses and severance (as referenced in the definition of consolidated EBITDA in Clear Channel’s senior secured credit facilities)	(27.7)
Non-cash charges	(40.7)
Cash received from nonconsolidated affiliates	(9.5)
Other items	(17.7)
Less: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	(732.9)
Operating income	985.5
Plus: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	732.9
Less: Interest expense	(1,728.1)
Less: Current income tax benefit	(33.1)
Plus: Other income (expense), net	10.8
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	131.6
Change in assets and liabilities, net of assets acquired and liabilities assumed	159.9
Net cash provided by operating activities	$259.5

The maximum ratio under this financial covenant is currently set at 9.00:1 and reduces to 8.75:1 for the four quarters ended December 31, 2014.  At June 30, 2014, our ratio was 6.4:1.

Subsidiary Sale of Clear Channel Long-Term Debt

On February 14, 2014, CC Finco LLC (“CC Finco”), an indirect wholly-owned subsidiary of ours, sold $227.0 million in aggregate principal amount of Senior Notes due 2021 issued by Clear Channel to private purchasers in a transaction exempt from registration under the Securities Act of 1933, as amended. This $227.0 million in aggregate principal amount of Senior Notes due 2021, which was previously eliminated in consolidation because the notes were held by a subsidiary, is now reflected on our consolidated balance sheet. CC Finco contributed the net proceeds from the sale of the Senior Notes due 2021 to Clear Channel, which intends to use such proceeds to repay, repurchase or otherwise acquire outstanding indebtedness from time to time and retire that indebtedness as it becomes due or upon its earlier repayment, repurchase or acquisition.

10.0% Senior Notes Issuance

                On May 1, 2014, CCU Escrow Corporation issued $850.0 million in aggregate principal amount of Senior Notes due 2018 in a private offer.  On June 6, 2014, CCU Escrow Corporation merged into Clear Channel and Clear Channel assumed CCU Escrow Corporation’s obligations under the Senior Notes due 2018.  The Senior Notes due 2018 mature on January 15, 2018 and bear interest at a rate of 10.0% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on July 15, 2014.  The Senior Notes due 2018 are the senior unsecured obligations of Clear Channel and are not guaranteed by any of Clear Channel’s parent companies or any of its subsidiaries.

Senior Notes due 2021 Issuance

Clear Channel intends to issue and sell approximately $222.2 million in aggregate principal amount of new Senior Notes due 2021 to CC Finco in a transaction exempt from registration under the Securities Act of 1933, as amended.  The new Senior Notes due 2021 will be issued as additional notes under the indenture governing Clear Channel’s existing Senior Notes due 2021. On July 21,

2014, Clear Channel issued a notice of redemption to redeem all of the outstanding $94.3 million aggregate principal amount of Senior Cash Pay Notes due 2016 and $127.9 million aggregate principal amount of Senior Toggle Notes due 2016 using proceeds of the issuance of the new Senior Notes due 2021.  The closing of the issuance of the new Senior Notes due 2021 and redemption of the outstanding Senior Cash Pay Notes due 2016 and Senior Toggle Notes due 2016 are expected to occur on August 22, 2014.

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

During May 2014, Clear Channel retired $130.0 million aggregate principal amount of its 5.5% Senior Notes due 2014 held by CC Finco.

On June 6, 2014, using the proceeds from the issuance of the 10.0% Senior Notes due 2018, Clear Channel redeemed $567.1 million aggregate principal amount of Clear Channel’s 5.5% Senior Notes due 2014 (including  $158.5 million principal amount of the notes held by a subsidiary of Clear Channel) and $241.0 million aggregate principal amount of Clear Channel’s 4.9% Senior Notes due 2015.

On July 21, 2014, Clear Channel issued a notice of redemption to redeem all of the outstanding $94.3 million aggregate principal amount of Senior Cash Pay Notes due 2016 and $127.9 million aggregate principal amount of Senior Toggle Notes due 2016 and will be using proceeds of the issuance of the new Senior Notes due 2021 to CC Finco to redeem the notes.  The closing of the issuance of the new Senior Notes due 2021 and redemption of the outstanding Senior Cash Pay Notes due 2016 and Senior Toggle Notes due 2016 are expected to occur on August 22, 2014.

Certain Relationships with the Sponsors

Clear Channel is party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the three months ended June 30, 2014 and 2013, we recognized management fees and reimbursable expenses of $3.7 million and $4.0 million, respectively.  For the six months ended June 30, 2014 and 2013, we recognized management fees and reimbursable expenses of $7.7 million and $8.1 million, respectively.

CCOH Dividend

In connection with the cash management arrangements for CCOH, Clear Channel maintains an intercompany revolving promissory note payable by Clear Channel to CCOH (the “Note”), which consists of the net activities resulting from day-to-day cash management services provided by Clear Channel to CCOH.  As of June 30, 2014, the balance of the Note was $950.2 million, all of which is payable on demand.  The Note is eliminated in consolidation in our consolidated financial statements.

The Note previously was the subject of litigation.  Pursuant to the terms of the settlement of that litigation, CCOH’s board of directors established a committee for the specific purpose of monitoring the Note.  That committee has the non-exclusive authority, pursuant to the terms of its charter, to demand payments under the Note under certain specified circumstances tied to Clear Channel’s liquidity or the amount outstanding under the Note as long as CCOH makes a simultaneous dividend equal to the amount so demanded.  On July 21, 2014, in accordance with the terms of its charter, that committee (i) provided notice of its intent to demand $175 million outstanding under the Note on August 11, 2014 and (ii) declared a special cash dividend in aggregate amount equal to $175 million, the payment of which is conditioned upon the satisfaction by Clear Channel of such demand, payable on August 11, 2014 to CCOH’s stockholders of record as of August 4, 2014.  As the indirect parent of CCOH, Clear Channel will be entitled to approximately 88% of the proceeds from such dividend through its wholly-owned subsidiaries.  The remaining approximately 12% of the proceeds from the dividend, or approximately $21 million, will be paid to the public stockholders of CCOH.  Clear Channel will fund the net payment of this $21 million with cash on hand, which will reduce the amount of cash Clear Channel has available to fund its working capital needs, debt service obligations and other obligations.  Following satisfaction of the demand, the balance outstanding under the Note will be reduced by $175 million.

Commitments, Contingencies and Guarantees

We are currently involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued our estimate of the probable costs for resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated.  These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.  Please refer to “Legal Proceedings” in Item 1, Part II of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. At June 30, 2014, approximately 39% of our aggregate principal amount of long-term debt bears interest at floating rates. Assuming the current level of borrowings and assuming a 30% change in LIBOR, it is estimated that our interest expense for the six months ended June 30, 2014 would have changed by $3.8 million.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net income of $37.7 million and $10.3 million for the three and six months ended June 30, 2014.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net income for the three months ended June 30, 2014 by $3.8 million and we estimate that our net income for the six months ended June 30, 2014 would have decreased by $1.0 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and six months ended June 30, 2014 would have increased our net income for the three and six months ended June 30, 2014 by corresponding amounts.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
4.1

Indenture, dated as of May 1, 2014, among CCU Escrow Corporation and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on June 6, 2014).

4.2

Supplemental Indenture, dated as of June 6, 2014, among Clear Channel Communications, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on June 6, 2014).

4.3

Exchange and Registration Rights Agreement, dated May 1, 2014, among Clear Channel Communications, Inc., CCU Escrow Corporation and Goldman, Sachs & Co., as representative of the several initial purchasers (Incorporated by reference to Exhibit 4.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on May 7, 2014).

10.1

Escrow Agreement, dated as of May 1, 2014, among Clear Channel Communications, Inc., CCU Escrow Corporation and U.S. Bank National Association, as trustee and escrow agent (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on May 7, 2014).

10.2

Employment Agreement by and between Clear Channel Management Services, Inc. and Scott D. Hamilton, dated May 20, 2014 (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on June 25, 2014).

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

July 23, 2014

/s/ SCOTT D. HAMILTON

Scott D. Hamilton

Senior Vice President, Chief Accounting Officer and Assistant Secretary