Form 10-Q
period 2014-09-30
iHeartMedia Capital I, LLC
filed 2014-10-28
CIK 1457737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                 ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

Commission File Number

333-158279-36

IHEARTMEDIA CAPITAL I, LLC

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

CLEAR CHANNEL CAPITAL I, LLC

(former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [  ] No [X]

Pursuant to the terms of the bond indentures of iHeartCommunications, Inc., the registrant is a voluntary filer of reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, and has filed all such reports as required by the bond indentures of iHeartCommunications, Inc. during the preceding 12 months.

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

Yes [  ] No [X]

The registrant has no voting or nonvoting equity held by non-affiliates. As a limited liability company, iHeartMedia Capital I, LLC does not issue common stock.  iHeartMedia Capital I, LLC’s sole member is iHeartMedia Capital II, LLC, which owns 100% of iHeartMedia Capital I, LLC’s limited liability company interests.  iHeartMedia, Inc. owns 100% of the limited liability company interests of iHeartMedia Capital II, LLC.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form in a reduced disclosure format permitted by General Instruction H(2).

IHEARTMEDIA CAPITAL I, LLC

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)	September 30, 2014
	(Unaudited)	December 31, 2013
CURRENT ASSETS
Cash and cash equivalents	$522,356	$708,151
Accounts receivable, net of allowance of $38,813 in 2014 and $48,401 in 2013	1,401,451	1,440,501
Prepaid expenses	205,906	203,485
Other current assets	169,806	161,157
Total Current Assets	2,299,519	2,513,294
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,643,527	1,765,510
Other property, plant and equipment, net	1,085,214	1,132,120
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,426,179	2,416,406
Indefinite-lived intangibles - permits	1,067,341	1,067,783
Other intangibles, net	1,267,087	1,466,546
Goodwill	4,212,612	4,202,187
OTHER ASSETS
Other assets	304,556	533,456
Total Assets	$14,306,035	$15,097,302

CURRENT LIABILITIES
Accounts payable	$130,303	$131,370
Accrued expenses	795,106	807,210
Accrued interest	156,451	194,844
Deferred income	211,268	176,460
Current portion of long-term debt	3,232	453,734
Total Current Liabilities	1,296,360	1,763,618
Long-term debt	20,481,547	20,030,479
Deferred income taxes	1,582,117	1,537,820
Other long-term liabilities	452,222	462,020
Commitments and contingent liabilities (Note 5)
MEMBER'S DEFICIT
Noncontrolling interest	219,051	245,531
Member's interest	2,144,024	2,142,536
Accumulated deficit	(11,614,301)	(10,888,629)
Accumulated other comprehensive loss	(254,985)	(196,073)
Total Member's Deficit	(9,506,211)	(8,696,635)
Total Liabilities and Member's Deficit	$14,306,035	$15,097,302

See Notes to Consolidated Financial Statements

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$1,630,034	$1,587,522	$4,602,736	$4,548,677
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	645,981	648,743	1,885,698	1,879,109
Selling, general and administrative expenses (excludes depreciation and amortization)	429,687	411,354	1,266,092	1,226,058
Corporate expenses (excludes depreciation and amortization)	78,202	89,574	233,104	245,702
Depreciation and amortization	175,865	177,330	524,798	539,246
Impairment charges	35	-	4,937	-
Other operating income, net	47,172	6,186	45,709	9,694
Operating income	347,436	266,707	733,816	668,256
Interest expense	432,616	438,404	1,304,335	1,231,437
Gain on marketable securities	-	31	-	130,929
Equity in earnings (loss) of nonconsolidated affiliates	3,955	3,983	(9,388)	13,595
Loss on extinguishment of debt	(4,840)	-	(56,259)	(3,888)
Other income (expense), net	2,617	1,709	16,315	(17,389)
Loss before income taxes	(83,448)	(165,974)	(619,851)	(439,934)
Income tax benefit (expense)	(24,376)	73,802	(92,142)	158,650
Consolidated net loss	(107,824)	(92,172)	(711,993)	(281,284)
Less amount attributable to noncontrolling interest	7,028	9,683	13,679	16,372
Net loss attributable to the Company	$(114,852)	$(101,855)	$(725,672)	$(297,656)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(63,063)	40,502	(77,512)	(28,526)
Unrealized gain on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	(74)	13	605	15,619
Unrealized holding gain on cash flow derivatives	-	17,114	-	48,180
Other adjustments to comprehensive loss	-	-	-	(998)
Reclassification adjustment for realized gains on securities included in net loss	-	(1,433)	3,309	(83,753)
Other comprehensive income (loss)	(63,137)	56,196	(73,598)	(49,478)
Comprehensive loss	(177,989)	(45,659)	(799,270)	(347,134)
Less amount attributable to noncontrolling interest	(9,744)	9,169	(14,686)	(2,408)
Comprehensive loss attributable to the Company	$(168,245)	$(54,828)	$(784,584)	$(344,726)

See Notes to Consolidated Financial Statements

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Consolidated net loss	$(711,993)	$(281,284)
Reconciling items:
Depreciation and amortization	524,798	539,246
Impairment charges	4,937	-
Deferred taxes	44,866	(195,356)
Provision for doubtful accounts	12,149	13,710
Amortization of deferred financing charges and note discounts, net	74,106	93,258
Share-based compensation	8,064	14,093
Gain on disposal of operating and fixed assets	(45,709)	(9,694)
Gain on marketable securities	-	(130,929)
Equity in (earnings) loss of nonconsolidated affiliates	9,388	(13,595)
Loss on extinguishment of debt	56,259	3,888
Other reconciling items, net	(16,291)	18,591
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	1,511	3,705
Increase in deferred income	41,247	28,176
Increase (decrease) in accrued expenses	10,120	(15,314)
Increase (decrease) in accounts payable	1,419	(12,128)
Decrease in accrued interest	(7,890)	(46,716)
Changes in other operating assets and liabilities	(35,441)	(10,808)
Net cash used for operating activities	(28,460)	(1,157)
Cash flows from investing activities:
Purchases of property, plant and equipment	(195,008)	(197,260)
Purchases of other operating assets	(3,279)	(2,587)
Purchases of investment assets	(8,520)	-
Proceeds from sale of investment securities	236,644	135,571
Proceeds from disposal of assets	10,367	39,797
Change in other, net	(3,603)	(3,507)
Net cash provided by (used for) investing activities	36,601	(27,986)
Cash flows from financing activities:
Draws on credit facilities	65,820	272,252
Payments on credit facilities	(315,032)	(23,844)
Proceeds from long-term debt	2,062,475	575,051
Payments on long-term debt	(1,944,564)	(1,223,336)
Payments to repurchase noncontrolling interests	-	(61,143)
Dividends and other payments to noncontrolling interests	(32,581)	(13,862)
Deferred financing charges	(25,933)	(10,222)
Change in other, net	455	2,003
Net cash used for financing activities	(189,360)	(483,101)
Effect of exchange rate changes on cash	(4,576)	(1,714)
Net decrease in cash and cash equivalents	(185,795)	(513,958)
Cash and cash equivalents at beginning of period	708,151	1,225,010
Cash and cash equivalents at end of period	$522,356	$711,052

See Notes to Consolidated Financial Statements

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

Preparation of Interim Financial Statements

iHeartMedia Capital I, LLC (formerly known as Clear Channel Capital I, LLC) (the “Company”) is the direct parent of iHeartCommunications, Inc., a Texas corporation (“iHeart” or the “Subsidiary Issuer”).  The Company and certain of iHeart’s direct and indirect wholly-owned domestic subsidiaries fully and unconditionally guarantee on a joint and several basis certain of iHeart’s outstanding indebtedness.  As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the Company’s unaudited financial statements and related footnotes included in Item 1 of Part I of this Quarterly Report on Form 10-Q contain certain footnote disclosures regarding the financial information of the Company, iHeart and iHeart’s domestic wholly-owned subsidiaries that guarantee certain of iHeart’s outstanding indebtedness.

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

Information Regarding the Company

On September 16, 2014, CC Media Holdings, Inc., the parent company of iHeartMedia Capital I, LLC (formerly known as Clear Channel Capital I, LLC), issued a press release that announced a change of its name to “iHeartMedia, Inc.” and changed the names of certain of its affiliates, including as follows:

Old Name:                                                                            New Name:

Clear Channel Capital I, LLC                                           iHeartMedia Capital I, LLC

Clear Channel Capital II, LLC                                         iHeartMedia Capital II, LLC

Clear Channel Communications, Inc.                             iHeartCommunications, Inc.

Clear Channel Management Services, Inc.                    iHeartMedia Management Services, Inc.

Clear Channel Broadcasting, Inc.                                    iHeartMedia + Entertainment, Inc.

Clear Channel Identity, Inc.                                              iHM Identity, Inc.

Clear Channel Satellite Services Inc.                               iHeartMedia Satellite Services, Inc.

Clear Channel Outdoor Holdings, Inc. (“CCOH”), an indirect subsidiary of the Company, retained its existing name.

The Company is a limited liability company organized under Delaware law, with all of its interests being held by iHeartMedia Capital II, LLC, a direct, wholly-owned subsidiary of iHeartMedia, Inc. (“Parent”). Parent was formed in May 2007 by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) for the purpose of acquiring the business of iHeart.

Omission of Per Share Information

Net loss per share information is not presented as iHeartMedia Capital II, LLC is the sole member of the Company and owns 100% of the limited liability company interests. The Company does not have any publicly traded common stock or potential common stock.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

During the first quarter of 2014, the Company adopted the FASB’s ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity of an Investment in a Foreign Entity. The amendments are effective prospectively for the fiscal years (and interim periods within) beginning after December 15, 2013 and provide clarification guidance for the release of the cumulative translation adjustment under current U.S. GAAP. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements

During the first quarter of 2014, the Company adopted the FASB’s ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update requires unrecognized tax benefits to be offset against a deferred tax asset for a net operating loss carryforward, similar tax loss or tax credit carryforward in certain situations.  The amendments are effective prospectively for the fiscal years (and interim periods within) beginning after December 15, 2013.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

During the third quarter of 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This new standard clarifies that a performance target in a share-based compensation award that could be achieved after an employee completes the requisite service period should be treated as a performance condition that affects the vesting of the award. The standard is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015.  The Company is currently evaluating the impact of the provisions of this new standard on its financial position and results of operations.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at September 30, 2014 and December 31, 2013, respectively.

(In thousands)	September 30, 2014	December 31, 2013
Structures	$3,023,714	$3,021,152
Less: accumulated depreciation	1,380,187	1,255,642
Structures, net	$1,643,527	$1,765,510

Land, buildings and improvements	$739,845	$723,268
Towers, transmitters and studio equipment	451,651	440,612
Furniture and other equipment	525,245	473,995
Construction in progress	89,881	123,814
	1,806,622	1,761,689
Less: accumulated depreciation	721,408	629,569
Other property, plant and equipment, net	$1,085,214	$1,132,120

Indefinite-lived Intangible Assets

The Company’s indefinite-lived intangible assets consist of Federal Communications Commission (“FCC”) broadcast licenses in its iHeartMedia (“iHM”) segment and billboard permits in its Americas outdoor advertising segment. Due to significant differences in both business practices and regulations, billboards in the International outdoor advertising segment are subject to long-term, finite contracts unlike the Company’s permits in the United States and Canada. Accordingly, there are no indefinite-lived intangible assets in the International outdoor advertising segment.

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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets at September 30, 2014 and December 31, 2013, respectively:

(In thousands)	September 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor
contractual rights	$749,372	$(490,255)	$777,521	$(464,548)
Customer / advertiser relationships	1,212,349	(735,526)	1,212,745	(645,988)
Talent contracts	319,384	(216,788)	319,617	(195,403)
Representation contracts	238,107	(201,215)	252,961	(200,058)
Permanent easements	174,628	-	173,753	-
Other	387,847	(170,816)	387,405	(151,459)
Total	$3,081,687	$(1,814,600)	$3,124,002	$(1,657,456)

Total amortization expense related to definite-lived intangible assets was $65.7 million and $70.2 million for the three months ended September 30, 2014 and 2013, respectively, and $198.9 million and $213.2 million for the nine months ended September 30, 2014 and 2013, respectively.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2015	$240,713
2016	222,207
2017	195,977
2018	126,664
2019	42,545

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Consolidated
Balance as of December 31, 2012	$3,236,688	$571,932	$290,316	$117,149	$4,216,085
Impairment	-	-	(10,684)	-	(10,684)
Acquisitions	-	-	-	97	97
Dispositions	-	-	(456)	-	(456)
Foreign currency	-	-	(974)	-	(974)
Other	(1,881)	-	-	-	(1,881)
Balance as of December 31, 2013	$3,234,807	$571,932	$278,202	$117,246	$4,202,187
Acquisitions	28,760	-	-	298	29,058
Foreign currency	-	-	(18,693)	-	(18,693)
Other	60	-	-	-	60
Balance as of September 30, 2014	$3,263,627	$571,932	$259,509	$117,544	$4,212,612

The Company is the beneficiary of Aloha Station Trust, LLC (the “Aloha Trust”), which owns and operates radio stations which the Aloha Trust is required to divest in order to comply with Federal Communication Commission (“FCC”) media ownership rules, and which are being marketed for sale. During the three months ended September 30, 2014, the Aloha Trust completed a transaction in which it exchanged two radio stations for a portfolio of 29 radio stations.  In this transaction the Company received 28 radio stations.  One radio station was placed into the Brunswick Station Trust, LLC in order to comply with FCC media ownership rules where it is being marketed for sale, and the Company is the beneficiary of this trust.  The exchange was accounted for at fair value in accordance with ASC 805, Business Combinations, resulting in the recognition of $28.8 million of goodwill.  The disposal of these radio stations resulted in a gain on sale of $43.5 million, which is included in Other operating income.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 3 – LONG-TERM DEBT

Long-term debt at September 30, 2014 and December 31, 2013, respectively, consisted of the following:

(In thousands)	September 30, 2014	December 31, 2013
Senior Secured Credit Facilities (1)	$7,231,222	$8,225,754
Receivables Based Facility due 2017	-	247,000
9.0% Priority Guarantee Notes due 2019	1,999,815	1,999,815
9.0% Priority Guarantee Notes due 2021	1,750,000	1,750,000
11.25% Priority Guarantee Notes due 2021	575,000	575,000
9.0% Priority Guarantee Notes due 2022	1,000,000	-
Other secured subsidiary long-term debt (2)	18,654	21,124
Total consolidated secured debt	12,574,691	12,818,693

10.75% Senior Cash Pay Notes due 2016	-	94,304
11.0%/11.75% Senior Toggle Notes due 2016	-	127,941
14.0% Senior Notes due 2021 (3)	1,661,697	1,404,202
iHeart Legacy Notes (4)	725,000	1,436,455
10.0% Senior Notes due 2018	850,000	-
6.5% Subsidiary Senior Notes due 2022	2,725,000	2,725,000
7.625% Subsidiary Senior Subordinated Notes due 2020	2,200,000	2,200,000
Other subsidiary debt	419	10
Purchase accounting adjustments and original issue discount	(252,028)	(322,392)
	20,484,779	20,484,213
Less: current portion	3,232	453,734
Total long-term debt	$20,481,547	$20,030,479

(1)        Term Loan B and Term Loan C mature in 2016. Term Loan D and Term Loan E mature in 2019.

(2)        Other secured subsidiary long-term debt matures at various dates from 2014 through 2025.

(3)        14.0% Senior Notes due 2021 are subject to required payments at various dates from 2018 through 2021.

(4)        iHeart’s Legacy Notes, all of which were issued prior to the acquisition by iHeartMedia, Inc. and consist of Senior Notes maturing at various dates from 2016 through 2027.

The Company’s weighted average interest rates at September 30, 2014 and December 31, 2013 were 8.1% and 7.6%, respectively.  The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $20.3 billion and $20.5 billion at September 30, 2014 and December 31, 2013, respectively.  Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2.

Subsidiary Sale of iHeart Long-Term Debt

On February 14, 2014, CC Finco, LLC (“CC Finco”), an indirect wholly-owned subsidiary of the Company, sold $227.0 million in aggregate principal amount of 14.0% Senior Notes due 2021 issued by iHeart to private purchasers in a transaction exempt from registration under the Securities Act of 1933, as amended. This $227.0 million in aggregate principal amount of 14.0% Senior Notes due 2021, which was previously eliminated in consolidation because the notes were held by a subsidiary, is now reflected on the Company’s consolidated balance sheet. CC Finco contributed the net proceeds from the sale of the 14.0% Senior Notes due 2021 to iHeart, which intends to use such proceeds to repay, repurchase or otherwise acquire outstanding indebtedness from time to time and retire that indebtedness as it becomes due or upon its earlier repayment, repurchase or acquisition.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.0% Senior Notes Issuance

On May 1, 2014, CCU Escrow Corporation issued $850.0 million in aggregate principal amount of 10.0% Senior Notes due 2018 in a private offering.  On June 6, 2014, CCU Escrow Corporation merged into iHeart and iHeart assumed CCU Escrow Corporation’s obligations under the 10.0% Senior Notes due 2018.  The 10.0% Senior Notes due 2018 mature on January 15, 2018 and bear interest at a rate of 10.0% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on July 15, 2014.  The 10.0% Senior Notes due 2018 are the senior unsecured obligations of iHeart and are not guaranteed by the Company or any of iHeart’s other parent companies or any of its subsidiaries.  iHeart used the net proceeds from the issuance to redeem Senior Notes due 2014 and 2015.

14.0% Senior Notes due 2021 Issuance to a Subsidiary

On August 22, 2014, iHeart issued and sold $222.2 million in aggregate principal amount of new 14.0% Senior Notes due 2021 to CC Finco in a transaction exempt from registration under the Securities Act of 1933, as amended.  The new 14.0% Senior Notes due 2021 were issued as additional notes under the indenture governing iHeart’s existing 14.0% Senior Notes due 2021. On August 22, 2014, iHeart redeemed all of the outstanding $94.3 million aggregate principal amount of Senior Cash Pay Notes due 2016 and $127.9 million aggregate principal amount of Senior Toggle Notes due 2016 using proceeds of the issuance of the new 14.0% Senior Notes due 2021.  The $222.2 million in aggregate principal amount of 14.0% Senior Notes due 2021 issued to CC Finco is eliminated in consolidation in our consolidated financial statements.

9.0% Priority Guarantee Notes due 2022 Issuance

On September 10, 2014, iHeart issued $750.0 million aggregate principal amount of 9.0% Priority Guarantee Notes due 2022 at par.  On September 29, 2014, iHeart issued an additional $250.0 million aggregate principal amount of 9.0% Priority Guarantee Notes due 2022 at an issue price of 101% of the principal amount of the notes plus accrued interest from September 10, 2014.  The notes issued on September 10, 2014 and the subsequent notes issued on September 29, 2014 have identical terms and are treated as a single class of notes (the “2022 Priority Guarantee Notes”).  iHeart used the net proceeds from the issuances to prepay Term Loans due 2016.

The 2022 Priority Guarantee Notes mature on September 15, 2022 and bear interest at a rate of 9.0% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2015.  The 2022 Priority Guarantee Notes are iHeart’s senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture governing such notes, including the Company. The 2022 Priority Guarantee Notes and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) the capital stock of iHeart and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain legacy notes of iHeart), in each case equal in priority to the liens securing the obligations under iHeart’s senior secured credit facilities and existing priority guarantee notes, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing iHeart’s receivables based credit facility junior in priority to the lien securing iHeart’s obligations thereunder, subject to certain exceptions.

iHeart may redeem the 2022 Priority Guarantee Notes at its option, in whole or part, at any time prior to September 15, 2017, at a price equal to 100% of the principal amount of the 2022 Priority Guarantee Notes redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. iHeart may redeem the 2022 Priority Guarantee Notes, in whole or in part, on or after September 15, 2017, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.  At any time on or before September 15, 2017, iHeart may elect to redeem up to 40% of the aggregate principal amount of the 2022 Priority Guarantee Notes at a redemption price equal to 109.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the 2022 Priority Guarantee Notes contains covenants that limit iHeart’s ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) engage in certain transactions with affiliates; (v) create restrictions on dividends or other payments by the restricted subsidiaries; and (vi) merge, consolidate or sell substantially all of iHeart’s assets.  The indenture contains covenants that limit iHeart’s and the Company’s ability and the ability of their restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes’ collateral agent and the holders of the 2022 Priority Guarantee Notes. The indenture also provides for customary events of default.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Debt Repayments, Maturities and Other

During February 2014, iHeart repaid all principal amounts outstanding under its receivables based credit facility, using cash on hand.  This voluntary repayment did not reduce the commitments under this facility and iHeart has the ability to redraw amounts under this facility at any time.

During March 2014, CC Finco repurchased, through open market purchases, a total of $61.9 million aggregate principal amount of notes, comprised of $52.9 million of iHeart’s outstanding 5.5% Senior Notes due 2014  and $9.0 million of iHeart’s outstanding 4.9% Senior Notes due 2015, for a total purchase price of $63.1 million, including accrued interest.  iHeart cancelled these notes subsequent to the purchase.  In connection with these transactions, the Company incurred expenses of $3.9 million, which are included in “Loss on extinguishment of debt” for the nine months ended September 30, 2014.

On June 6, 2014, using the proceeds from the issuance of the 10.0% Senior Notes due 2018, iHeart redeemed $567.1 million aggregate principal amount of iHeart’s 5.5% Senior Notes due 2014 (including $158.5 million principal amount of the notes held by a subsidiary of the Company) and $241.0 million aggregate principal amount of iHeart’s 4.9% Senior Notes due 2015.  In connection with these transactions, the Company incurred expenses of $47.5 million, which are included in “Loss on extinguishment of debt” for the nine months ended September 30, 2014.

On August 22, 2014, iHeart redeemed all of the outstanding $94.3 million aggregate principal amount of Senior Cash Pay Notes due 2016 and $127.9 million aggregate principal amount of Senior Toggle Notes due 2016 using proceeds of the issuance of the new Senior Notes due 2021 to CC Finco.

On September 10, 2014, iHeart prepaid at par $729.0 million of the loans outstanding under its Term Loan B facility and $12.1 million of the loans outstanding under its Term Loan C-asset sale facility, using the net proceeds of the 2022 Priority Guarantee Notes issued on such date.

On September 29, 2014, iHeart prepaid at par $245.9 million of the loans outstanding under its Term Loan B facility and $4.1 million of the loans outstanding under its Term Loan C-asset sale facility, using the net proceeds of the 2022 Priority Guarantee Notes issued on such date.

In connection with these transactions, the Company recognized a loss on extinguishment of debt of $4.8 million and $56.3 million for the three and nine months ended September 30, 2014, respectively.

During the period of October 1, 2014 through October 27, 2014, CC Finco repurchased via open market transactions a total of $57.1 million aggregate principal amount of iHeart’s outstanding 5.5% Senior Notes due 2016 for a total purchase price of $55.5 million, including accrued interest.  The notes repurchased by CC Finco were not cancelled and remain outstanding..

NOTE 4 – SUPPLEMENTAL DISCLOSURES

Income Tax Benefit (Expense)

The Company’s income tax benefit (expense) for the three and nine months ended September 30, 2014 and 2013, respectively, consisted of the following components:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Current tax benefit (expense)	$(11,689)	$2,088	$(47,276)	$(36,706)
Deferred tax benefit (expense)	(12,687)	71,714	(44,866)	195,356
Income tax benefit (expense)	$(24,376)	$73,802	$(92,142)	$158,650

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The effective tax rates for the three and nine months ended September 30, 2014 were (29.2)% and (14.9)%, respectively.  The effective tax rates for the three and nine months ended September 30, 2014 were primarily impacted by the valuation allowance required for deferred tax assets originating in the current year and recorded during the periods as additional deferred tax expense.  The valuation allowance was recorded against a portion of the U.S. Federal and State net operating losses due to the uncertainty of the ability to utilize those losses in future periods.

The effective tax rates for the three and nine months ended September 30, 2013 were 44.5% and 36.1%, respectively.  The effective tax rates for the three and nine months ended September 30, 2013 were primarily impacted by the cancellation of indebtedness income recognized during the periods and the Company’s inability to record tax benefit on tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years.

Supplemental Cash Flow Information

During the nine months ended September 30, 2014 and 2013, cash paid for interest and income taxes, net of income tax refunds of $6.0 million and $1.4 million, respectively, was as follows:

(In thousands)	Nine Months Ended September 30,
	2014	2013
Interest	$1,214,129	$1,189,876
Income taxes	30,384	38,366

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

Other Comprehensive Income (Loss)

The following table discloses the deferred income tax (asset) liability related to each component of other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013, respectively:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Foreign currency translation adjustments and other	$-	$3,742	$8,181	$(12,385)
Unrealized holding gain on marketable securities	-	28,199	-	(11,010)
Unrealized holding gain on cash flow derivatives	-	10,254	-	28,759
Total increase in deferred tax liabilities	$-	$42,195	$8,181	$5,364

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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

Los Angeles Litigation

In 2008, Summit Media, LLC, one of the Company’s competitors, sued the City of Los Angeles (the “City”), Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties and pursuant to which Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays.  In 2009 the Los Angeles Superior Court ruled that the settlement agreement constituted an ultra vires act of the City, and nullified its existence.  After further proceedings, on April 12, 2013 the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. (77 of which displays were operating at the time of the ruling), and Clear Channel Outdoor, Inc. was required to turn off the electrical power to all affected digital displays on April 15, 2013.  The digital display structures remain intact but digital displays are currently prohibited in the City.  Clear Channel Outdoor, Inc. is seeking permits under the existing City sign code to either wrap the LED faces with vinyl or convert the LED faces to traditional static signs, and has obtained a number of such permits.  Clear Channel Outdoor, Inc. is also pursuing a new ordinance to permit digital signage in the City.

NOTE 6 - GUARANTEES

As of September 30, 2014, iHeart had outstanding surety bonds and commercial standby letters of credit of $46.8 million and $110.0 million, respectively. These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items.

As of September 30, 2014, iHeart had outstanding bank guarantees of $55.9 million related to international subsidiaries, of which $15.1 million were backed by cash collateral.

NOTE 7 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Company is a party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the three months ended September 30, 2014 and 2013, the Company recognized management fees and reimbursable expenses of $3.7 million and $3.8 million, respectively.  For the nine months ended September 30, 2014 and 2013, the Company recognized management fees and reimbursable expenses of $11.3 million and $11.9 million, respectively.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 8 – MEMBER’S DEFICIT AND COMPREHENSIVE LOSS

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in member’s deficit attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2014	$(8,942,166)	$245,531	$(8,696,635)
Net income (loss)	(725,672)	13,679	(711,993)
Dividends and other payments to noncontrolling interests	-	(32,581)	(32,581)
Foreign currency translation adjustments	(62,754)	(14,758)	(77,512)
Unrealized holding gain on marketable securities	533	72	605
Unrealized holding gain on cash flow derivatives	-	-	-
Other adjustments to comprehensive loss	-	-	-
Other, net	1,488	7,108	8,596
Reclassifications	3,309	-	3,309
Balances at September 30, 2014	$(9,725,262)	$219,051	$(9,506,211)

Balances at January 1, 2013	$(8,299,188)	$303,997	$(7,995,191)
Net income (loss)	(297,656)	16,372	(281,284)
Dividends and other payments to noncontrolling interests	-	(58,942)	(58,942)
Foreign currency translation adjustments	(26,374)	(2,152)	(28,526)
Unrealized holding gain on marketable securities	15,594	25	15,619
Unrealized holding gain on cash flow derivatives	48,180	-	48,180
Other adjustments to comprehensive loss	(884)	(114)	(998)
Other, net	6,271	7,872	14,143
Reclassifications	(83,585)	(168)	(83,753)
Balances at September 30, 2013	$(8,637,642)	$266,890	$(8,370,752)

The Company does not have any compensation plans under which it grants awards to employees. Parent and Clear Channel Outdoor Holdings, Inc. (“CCOH”) have granted options to purchase shares of their Class A common stock to certain key individuals, as well as restricted stock and restricted stock units.

On August 11, 2014, CCOH (1) demanded repayment of $175 million outstanding under the Revolving Promissory Note with iHeart (the “Due from iHeartCommunications Note”) and (2) concurrently paid a special cash dividend in an aggregate amount equal to $175 million (or $0.4865 per share) to its Class A and Class B stockholders of record at the close of business on August 4, 2014.  As the indirect parent of CCOH, iHeart received approximately 88% of the proceeds from such dividend through its wholly-owned subsidiaries.  The remaining approximately 12% of the proceeds from the dividend, or approximately $21 million, was paid to the public stockholders of CCOH and is included in Dividends and other payments to noncontrolling interests in the Company’s consolidated statement of cash flows.  Following satisfaction of the demand, the balance outstanding under the Due from iHeartCommunications Note was reduced by $175 million.

NOTE 9 – SEGMENT DATA

The Company’s reportable segments, which it believes best reflect how the Company is currently managed, are iHM (formerly CCME), Americas outdoor advertising and International outdoor advertising.  Revenue and expenses earned and charged between segments are recorded at estimated fair value and eliminated in consolidation.  The iHM segment provides media and entertainment services via broadcast and digital delivery and also includes the Company’s national syndication business.  The Americas outdoor

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

advertising segment consists of operations primarily in the United States and Canada.  The International outdoor advertising segment primarily includes operations in Europe, Asia, Australia and Latin America.  The Americas outdoor and International outdoor display inventory consists primarily of billboards, street furniture displays and transit displays.  The Other category includes the Company’s media representation business as well as other general support services and initiatives which are ancillary to the Company’s other businesses.  Corporate includes infrastructure and support, including information technology, human resources, legal, finance and administrative functions of each of the Company’s reportable segments, as well as overall executive, administrative and support functions. Share-based payments are recorded in corporate expenses.

The following table presents the Company’s reportable segment results for the three and nine months ended September 30, 2014 and 2013.

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended September 30, 2014
Revenue	$830,509	$329,500	$413,294	$73,712	$-	$(16,981)	$1,630,034
Direct operating expenses	242,517	140,739	260,095	5,103	-	(2,473)	645,981
Selling, general and administrative expenses	269,009	55,257	84,356	35,563	-	(14,498)	429,687
Corporate expenses	-	-	-	-	78,212	(10)	78,202
Depreciation and amortization	61,606	48,973	50,105	8,389	6,792	-	175,865
Impairment charges	-	-	-	-	35	-	35
Other operating income, net	-	-	-	-	47,172	-	47,172
Operating income (loss)	$257,377	$84,531	$18,738	$24,657	$(37,867)	$-	$347,436

Intersegment revenues	$10	$721	$-	$16,250	$-	$-	$16,981
Capital expenditures	$9,336	$18,980	$22,860	$1,235	$1,176	$-	$53,587
Share-based compensation expense	$-	$-	$-	$-	$2,246	$-	$2,246

Three Months Ended September 30, 2013
Revenue	$823,863	$331,346	$391,667	$57,460	$-	$(16,814)	$1,587,522
Direct operating expenses	249,084	140,972	255,122	5,718	-	(2,153)	648,743
Selling, general and administrative expenses	260,264	55,739	75,698	34,314	-	(14,661)	411,354
Corporate expenses	-	-	-	-	89,574	-	89,574
Depreciation and amortization	64,745	48,530	49,090	9,925	5,040	-	177,330
Impairment charges	-	-	-	-	-	-	-
Other operating income, net	-	-	-	-	6,186	-	6,186
Operating income (loss)	$249,770	$86,105	$11,757	$7,503	$(88,428)	$-	$266,707

Intersegment revenues	$-	$1,110	$-	$15,704	$-	$-	$16,814
Capital expenditures	$22,171	$13,838	$19,983	$2,070	$6,518	$-	$64,580
Share-based compensation expense	$-	$-	$-	$-	$2,754	$-	$2,754

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Nine Months Ended September 30, 2014
Revenue	$2,307,193	$917,404	$1,241,846	$184,236	$-	$(47,943)	$4,602,736
Direct operating expenses	678,681	413,761	781,730	17,839	-	(6,313)	1,885,698
Selling, general and administrative expenses	787,357	158,789	254,045	107,521	-	(41,620)	1,266,092
Corporate expenses	-	-	-	-	233,114	(10)	233,104
Depreciation and amortization	185,656	144,094	150,763	25,763	18,522	-	524,798
Impairment charges	-	-	-	-	4,937	-	4,937
Other operating income, net	-	-	-	-	45,709	-	45,709
Operating income (loss)	$655,499	$200,760	$55,308	$33,113	$(210,864)	$-	$733,816

Intersegment revenues	$10	$2,791	$-	$45,142	$-	$-	$47,943
Capital expenditures	$30,020	$48,390	$84,215	$4,121	$28,262	$-	$195,008
Share-based compensation expense	$-	-	-	-	8,064	-	8,064

Nine Months Ended September 30, 2013
Revenue	$2,286,040	$952,832	$1,187,262	$167,778	$-	$(45,235)	$4,548,677
Direct operating expenses	685,099	419,676	762,167	18,535	-	(6,368)	1,879,109
Selling, general and administrative expenses	755,351	165,232	238,786	105,556	-	(38,867)	1,226,058
Corporate expenses	-	-	-	-	245,702	-	245,702
Depreciation and amortization	200,615	144,256	150,013	29,797	14,565	-	539,246
Impairment charges	-	-	-	-	-	-	-
Other operating income, net	-	-	-	-	9,694	-	9,694
Operating income (loss)	$644,975	$223,668	$36,296	$13,890	$(250,573)	$-	$668,256

Intersegment revenues	$-	$1,253	$-	$43,982	$-	$-	$45,235
Capital expenditures	$58,335	$43,489	$68,683	$6,765	$19,988	$-	$197,260
Share-based compensation expense	$-	$-	$-	$-	$14,093	$-	$14,093

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 10 – GUARANTOR SUBSIDIARIES

The Company and certain of iHeart’s direct and indirect wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guarantee on a joint and several basis certain of iHeart’s outstanding indebtedness. (For purposes of this footnote, “Parent Company” refers to iHeartMedia Capital I, LLC.) The following consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

(In thousands)	As of September 30, 2014
				Non-
	Parent	Subsidiary	Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$-	$8	$67,274	$455,074	$-	$522,356
Accounts receivable, net of allowance	-	-	711,713	689,738	-	1,401,451
Intercompany receivables (1)	-	1,933,907	-	157,794	(2,091,701)	-
Prepaid expenses	-	3,879	61,261	140,766	-	205,906
Other current assets	-	24,488	75,870	79,327	(9,879)	169,806
Total Current Assets	-	1,962,282	916,118	1,522,699	(2,101,580)	2,299,519
Structures, net	-	-	-	1,643,527	-	1,643,527
Other property, plant and equipment, net	-	-	793,627	291,587	-	1,085,214
Indefinite-lived intangibles - licenses	-	-	2,426,179	-	-	2,426,179
Indefinite-lived intangibles - permits	-	-	-	1,067,341	-	1,067,341
Other intangibles, net	-	-	825,666	441,421	-	1,267,087
Goodwill	-	-	3,377,417	835,195	-	4,212,612
Intercompany notes receivable	-	962,000	-	-	(962,000)	-
Long-term intercompany receivable	-	-	-	875,975	(875,975)	-
Investment in subsidiaries	(9,756,838)	4,073,687	13,446	-	5,669,705	-
Other assets	-	108,279	56,562	525,637	(385,922)	304,556
Total Assets	$(9,756,838)	$7,106,248	$8,409,015	$7,203,382	$1,344,228	$14,306,035

Accounts payable	$-	$-	$55,917	$74,386	$-	$130,303
Accrued expenses	-	(110,265)	379,978	525,393	-	795,106
Intercompany payable (1)	-	-	2,091,701	-	(2,091,701)	-
Accrued interest	-	163,089	-	3,241	(9,879)	156,451
Deferred income	-	-	85,445	125,823	-	211,268
Other current liabilities	-	-	-	-	-	-
Current portion of long-term debt	-	-	80	3,152	-	3,232
Total Current Liabilities	-	52,824	2,613,121	731,995	(2,101,580)	1,296,360
Long-term debt	-	15,990,390	4,893	4,929,622	(443,358)	20,481,547
Long-term intercompany payable	-	875,975	-	-	(875,975)	-
Intercompany long-term debt	-	-	962,000	-	(962,000)	-
Deferred income taxes	-	(76,841)	1,007,196	649,675	2,087	1,582,117
Other long-term liabilities	-	20,737	194,244	237,241	-	452,222
Total member's interest (deficit)	(9,756,838)	(9,756,837)	3,627,561	654,849	5,725,054	(9,506,211)
Total Liabilities and Member's Equity (Deficit)	$(9,756,838)	$7,106,248	$8,409,015	$7,203,382	$1,344,228	$14,306,035

(1)        The intercompany payable balance includes approximately $6.7 billion of designated amounts of borrowing under the senior secured credit facilities by certain Guarantor Subsidiaries that are Co-Borrowers and primary obligors thereunder with respect to these amounts.  These amounts were incurred by the Co-Borrowers at the time of the closing of the merger, but were funded and will be repaid through accounts of the Subsidiary Issuer.  The intercompany receivables balance includes the amount of such borrowings, which are required to be repaid to the lenders under the senior secured credit facilities by the Guarantor Subsidiaries as Co-Borrowers and primary obligors thereunder.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended September 30, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$885,035	$749,713	$(4,714)	$1,630,034
Operating expenses:
Direct operating expenses	-	-	244,412	403,429	(1,860)	645,981
Selling, general and administrative expenses	-	-	289,452	143,089	(2,854)	429,687
Corporate expenses	-	2,532	42,122	33,548	-	78,202
Depreciation and amortization	-	-	75,112	100,753	-	175,865
Impairment charges	-	-	35	-	-	35
Other operating income, net	-	-	42,548	4,624	-	47,172
Operating income (loss)	-	(2,532)	276,450	73,518	-	347,436
Interest expense, net	-	357,316	12,871	61,185	1,244	432,616
Gain on marketable securities	-	-	-	-	-	-
Equity in earnings (loss) of nonconsolidated affiliates	(112,851)	155,113	822	4,178	(43,307)	3,955
Loss on extinguishment of debt	-	(4,839)	-	-	(1)	(4,840)
Other income (expense), net	-	(5)	290	3,088	(756)	2,617
Income (loss) before income taxes	(112,851)	(209,579)	264,691	19,599	(45,308)	(83,448)
Income tax benefit (expense)	-	96,728	(111,033)	(10,071)	-	(24,376)
Consolidated net income (loss)	(112,851)	(112,851)	153,658	9,528	(45,308)	(107,824)
Less amount attributable to noncontrolling interest	-	-	(1,455)	8,483	-	7,028
Net income (loss) attributable to the Company	$(112,851)	$(112,851)	$155,113	$1,045	$(45,308)	$(114,852)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	16,966	(80,029)	-	(63,063)
Unrealized gain on securities and derivatives:
Unrealized holding gain on marketable securities	-	-	-	(1,337)	1,263	(74)
Unrealized holding gain on cash flow derivatives	-	-	-	-	-	-
Reclassification adjustment for realized gains on securities included in net income (loss)	-	-	-	-	-	-
Equity in subsidiary comprehensive income	(54,656)	(54,656)	(78,855)	-	188,167	-
Comprehensive income (loss)	(167,507)	(167,507)	93,224	(80,321)	144,122	(177,989)
Less amount attributable to noncontrolling interest	-	-	(7,233)	(2,511)	-	(9,744)
Comprehensive income (loss) attributable to the Company	$(167,507)	$(167,507)	$100,457	$(77,810)	$144,122	$(168,245)

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended September 30, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$862,813	$729,887	$(5,178)	$1,587,522
Operating expenses:
Direct operating expenses	-	-	251,928	398,591	(1,776)	648,743
Selling, general and administrative expenses	-	-	279,792	134,964	(3,402)	411,354
Corporate expenses	-	2,609	57,246	29,719	-	89,574
Depreciation and amortization	-	-	78,627	98,703	-	177,330
Other operating income (expense), net	-	-	(418)	6,604	-	6,186
Operating income (loss)	-	(2,609)	194,802	74,514	-	266,707
Interest expense, net	-	377,789	13,125	39,804	7,686	438,404
Gain on marketable securities	-	-	49	(18)	-	31
Equity in earnings (loss) of nonconsolidated affiliates	(94,169)	130,633	7,210	4,030	(43,721)	3,983
Other income (expense), net	-	(156)	440	1,425	-	1,709
Income (loss) before income taxes	(94,169)	(249,921)	189,376	40,147	(51,407)	(165,974)
Income tax benefit (expense)	-	155,752	(77,584)	(4,366)	-	73,802
Consolidated net income (loss)	(94,169)	(94,169)	111,792	35,781	(51,407)	(92,172)
Less amount attributable to noncontrolling interest	-	-	1,911	7,772	-	9,683
Net income (loss) attributable to the Company	$(94,169)	$(94,169)	$109,881	$28,009	$(51,407)	$(101,855)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	(3,985)	44,487	-	40,502
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	-	-	-	710	(697)	13
Unrealized holding gain on cash flow derivatives	-	17,114	-	-	-	17,114
Reclassification adjustment for realized gains on securities included in net income (loss)	-	-	(1)	(1,432)	-	(1,433)
Equity in subsidiary comprehensive loss	47,724	30,610	37,724	-	(116,058)	-
Comprehensive income (loss)	(46,445)	(46,445)	143,619	71,774	(168,162)	(45,659)
Less amount attributable to noncontrolling interest	-	-	3,128	6,041	-	9,169
Comprehensive income (loss) attributable to the Company	$(46,445)	$(46,445)	$140,491	$65,733	$(168,162)	$(54,828)

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$2,437,625	$2,180,031	$(14,920)	$4,602,736
Operating expenses:
Direct operating expenses	-	-	688,009	1,203,313	(5,624)	1,885,698
Selling, general and administrative expenses	-	-	852,065	423,323	(9,296)	1,266,092
Corporate expenses	-	7,792	127,734	97,578	-	233,104
Depreciation and amortization	-	-	225,888	298,910	-	524,798
Impairment charges	-	-	4,937	-	-	4,937
Other operating income, net	-	-	38,184	7,525	-	45,709
Operating income (loss)	-	(7,792)	577,176	164,432	-	733,816
Interest expense, net	-	1,090,483	38,886	159,678	15,288	1,304,335
Gain on marketable securities	-	-	-	62,895	(62,895)	-
Equity in earnings (loss) of nonconsolidated affiliates	(642,984)	256,622	17,764	(8,863)	368,073	(9,388)
Loss on extinguishment of debt	-	127,703	(181,080)	-	(2,882)	(56,259)
Other income (expense), net	-	(88)	1,090	16,936	(1,623)	16,315
Income (loss) before income taxes	(642,984)	(714,038)	376,064	75,722	285,385	(619,851)
Income tax benefit (expense)	-	71,054	(123,834)	(39,362)	-	(92,142)
Consolidated net income (loss)	(642,984)	(642,984)	252,230	36,360	285,385	(711,993)
Less amount attributable to noncontrolling interest	-	-	(4,392)	18,071	-	13,679
Net income (loss) attributable to the Company	$(642,984)	$(642,984)	$256,622	$18,289	$285,385	$(725,672)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	6,257	(83,769)	-	(77,512)
Unrealized gain on securities and derivatives:
Unrealized holding gain on marketable securities	-	-	(1)	(2,512)	3,118	605
Unrealized holding gain on cash flow derivatives	-	-	-	-	-	-
Other adjustments to comprehensive income (loss)	-	-	-	-	-	-
Reclassification adjustment for realized gains on securities included in net income (loss)	-	(8,181)	-	11,490	-	3,309
Equity in subsidiary comprehensive loss	(62,030)	(53,849)	(77,010)	-	192,889	-
Comprehensive income (loss)	(705,014)	(705,014)	185,868	(56,502)	481,392	(799,270)
Less amount attributable to noncontrolling interest	-	-	(8,724)	(5,962)	-	(14,686)
Comprehensive income (loss) attributable to the Company	$(705,014)	$(705,014)	$194,592	$(50,540)	$481,392	$(784,584)

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$2,401,245	$2,160,620	$(13,188)	$4,548,677
Operating expenses:
Direct operating expenses	-	-	695,222	1,188,887	(5,000)	1,879,109
Selling, general and administrative expenses	-	-	819,804	414,442	(8,188)	1,226,058
Corporate expenses	-	8,126	146,141	91,435	-	245,702
Depreciation and amortization	-	-	241,904	297,342	-	539,246
Other operating income (expense), net	-	-	(2,710)	12,404	-	9,694
Operating income (loss)	-	(8,126)	495,464	180,918	-	668,256
Interest expense, net	-	1,039,587	26,798	132,068	32,984	1,231,437
Gain (loss) on marketable securities	-	-	170,182	(18)	(39,235)	130,929
Equity in earnings (loss) of nonconsolidated affiliates	(225,437)	430,607	(51,315)	13,878	(154,138)	13,595
Loss on extinguishment of debt	-	(3,888)	-	-	-	(3,888)
Other income (expense), net	-	(18,060)	644	27	-	(17,389)
Income (loss) before income taxes	(225,437)	(639,054)	588,177	62,737	(226,357)	(439,934)
Income tax benefit (expense)	-	413,617	(216,801)	(38,166)	-	158,650
Consolidated net income (loss)	(225,437)	(225,437)	371,376	24,571	(226,357)	(281,284)
Less amount attributable to noncontrolling interest	-	-	(1,351)	17,723	-	16,372
Net income (loss) attributable to the Company	$(225,437)	$(225,437)	$372,727	$6,848	$(226,357)	$(297,656)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	11,875	(40,401)	-	(28,526)
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	-	-	15,390	1,491	(1,262)	15,619
Unrealized holding gain on cash flow derivatives	-	48,180	-	-	-	48,180
Other adjustments to comprehensive income (loss)	-	-	-	(998)	-	(998)
Reclassification adjustment for realized gains on securities included in net income (loss)	-	-	(82,321)	(1,432)	-	(83,753)
Equity in subsidiary comprehensive loss	(45,808)	(93,988)	(40,551)	-	180,347	-
Comprehensive income (loss)	(271,245)	(271,245)	277,120	(34,492)	(47,272)	(347,134)
Less amount attributable to noncontrolling interest	-	-	(1,619)	(789)	-	(2,408)
Comprehensive income (loss) attributable to the Company	$(271,245)	$(271,245)	$278,739	$(33,703)	$(47,272)	$(344,726)

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(642,984)	$(642,984)	$252,230	$36,360	$285,385	$(711,993)
Reconciling items:
Depreciation and amortization	-	-	225,888	298,910	-	524,798
Impairment charges	-	-	4,937	-	-	4,937
Deferred taxes	-	99,084	(44,703)	(9,515)	-	44,866
Provision for doubtful accounts	-	-	6,659	5,490	-	12,149
Amortization of deferred financing charges and note discounts, net	-	78,315	-	(19,497)	15,288	74,106
Share-based compensation	-	-	2,352	5,712	-	8,064
Loss on disposal of operating assets	-	-	(38,184)	(7,525)	-	(45,709)
Gain (loss) on marketable securities	-	-	-	(62,895)	62,895	-
Equity in (earnings) loss of nonconsolidated affiliates	642,984	(256,622)	(17,764)	8,863	(368,073)	9,388
(Gain) loss on extinguishment of debt	-	(127,703)	181,080	-	2,882	56,259
Other reconciling items, net	-	-	100	(16,391)	-	(16,291)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	-	-	8,753	(7,242)	-	1,511
Increase in deferred income	-	-	20,980	20,267	-	41,247
Increase (decrease) in accrued expenses	-	23,216	17,856	(30,952)	-	10,120
Increase (decrease) in accounts payable	-	-	10,629	(9,210)	-	1,419
Increase (decrease) in accrued interest	-	(20,928)	(241)	(717)	13,996	(7,890)
Changes in other operating assets and liabilities	-	(3,582)	(7,793)	(13,014)	(11,052)	(35,441)
Net cash provided by (used for) operating activities	-	(851,204)	622,779	198,644	1,321	(28,460)
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(59,419)	(135,589)	-	(195,008)
Acquisition of operating assets	-	-	(2,712)	(567)	-	(3,279)
Purchases of investment assets	-	-	(8,437)	(291,121)	291,038	(8,520)
Proceeds from sale of investment securities	-	-	-	609,161	(372,517)	236,644
Proceeds from disposal of assets	-	-	(1,458)	11,825	-	10,367
Investments in subsidiaries	-	-	(125,000)	-	125,000	-
Dividends from subsidiaries	864	-	363,329	-	(364,193)	-
Change in other, net	-	-	(1,071)	(2,532)	-	(3,603)
Net cash provided by (used for) investing activities	864	-	165,232	191,177	(320,672)	36,601
Cash flows from financing activities:
Draws on credit facilities	-	65,000	-	820	-	65,820
Payments on credit facilities	-	(312,000)	-	(3,032)	-	(315,032)
Intercompany funding	-	1,085,584	(902,889)	(182,695)	-	-
Proceeds from long-term debt	-	2,080,450	-	-	(17,975)	2,062,475
Payments on long-term debt	-	(2,042,256)	-	(35)	97,727	(1,944,564)
Investments from Parent	-	-	-	125,000	(125,000)	-
Payments to repurchase noncontrolling interests	-	-	-	-	-	-
Dividends and other payments to noncontrolling interests	-	(864)	-	(397,534)	365,817	(32,581)
Deferred financing charges	-	(24,711)	-	(4)	(1,218)	(25,933)
Change in other, net	(864)	-	-	1,319	-	455
Net cash provided by (used for) financing activities	(864)	851,203	(902,889)	(456,161)	319,351	(189,360)
Effect of exchange rate changes on cash	-	-	-	(4,576)	-	(4,576)
Net decrease in cash and cash equivalents	-	(1)	(114,878)	(70,916)	-	(185,795)
Cash and cash equivalents at beginning of period	-	9	182,152	525,990	-	708,151
Cash and cash equivalents at end of period	$-	$8	$67,274	$455,074	$-	$522,356

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(225,437)	$(225,437)	$371,376	$24,571	$(226,357)	$(281,284)
Reconciling items:
Depreciation and amortization	-	-	241,904	297,342	-	539,246
Deferred taxes	-	(67,214)	(94,804)	(33,338)	-	(195,356)
Provision for doubtful accounts	-	-	10,172	3,538	-	13,710
Amortization of deferred financing charges and note discounts, net	-	106,150	(3,622)	(42,254)	32,984	93,258
Share-based compensation	-	-	8,446	5,647	-	14,093
(Gain) loss on disposal of operating assets	-	-	2,710	(12,404)	-	(9,694)
Gain (loss) on marketable securities	-	-	(170,182)	18	39,235	(130,929)
Equity in (earnings) loss of non consolidated affiliates	225,437	(430,607)	51,315	(13,878)	154,138	(13,595)
Loss on extinguishment of debt	-	3,888	-	-	-	3,888
Other reconciling items, net	-	1	(152)	18,742	-	18,591
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	-	-	(45,500)	49,205	-	3,705
Increase in deferred income	-	-	6,469	21,707	-	28,176
Increase (decrease) in accrued expenses	-	(37,640)	50,331	(28,005)	-	(15,314)
Increase (decrease) in accounts payable	-	-	9,921	(22,049)	-	(12,128)
Increase (decrease) in accrued interest	-	(68,401)	37,546	2,981	(18,842)	(46,716)
Changes in other operating assets and liabilities	-	(14,407)	(33,450)	18,207	18,842	(10,808)
Net cash provided by (used for) operating activities	-	(733,667)	442,480	290,030	-	(1,157)
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(82,677)	(114,583)	-	(197,260)
Acquisition of other operating assets	-	-	(1,745)	(842)	-	(2,587)
Proceeds from disposal of assets	-	-	75	355,073	(219,577)	135,571
Proceeds from sale of investment securities	-	-	22,318	17,479	-	39,797
Dividends from subsidiaries	(393)	329,867	-	-	(329,474)	-
Change in other, net	-	-	(1,236)	(2,271)	-	(3,507)
Net cash provided by (used for) investing activities	(393)	329,867	(63,265)	254,856	(549,051)	(27,986)
Cash flows from financing activities:
Draws on credit facilities	-	269,500	-	2,752	-	272,252
Payments on credit facilities	-	(22,500)	-	(1,344)	-	(23,844)
Intercompany funding	-	1,028,726	(549,015)	(479,711)	-	-
Proceeds from long-term debt	-	575,000	-	51	-	575,051
Payments on long-term debt	-	(1,437,435)	-	(5,478)	219,577	(1,223,336)
Payments to repurchase noncontrolling interests	-	-	-	(61,143)	-	(61,143)
Dividends and other payments to noncontrolling interests	-	-	(84,377)	(259,352)	329,867	(13,862)
Deferred financing charges	-	(9,885)	-	(337)	-	(10,222)
Change in other, net	393	393	-	1,610	(393)	2,003
Net cash provided by (used for) financing activities	393	403,799	(633,392)	(802,952)	549,051	(483,101)
Effect of exchange rate changes on cash	-	-	-	(1,714)	-	(1,714)
Net decrease in cash and cash equivalents	-	(1)	(254,177)	(259,780)	-	(513,958)
Cash and cash equivalents at beginning of period	-	11	333,768	891,231	-	1,225,010
Cash and cash equivalents at end of period	$-	$10	$79,591	$631,451	$-	$711,052

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Format of Presentation

On September 16, 2014, CC Media Holdings, Inc., the parent company of iHeartMedia Capital I, LLC (formerly known as Clear Channel Capital I, LLC), issued a press release that announced a change of its name to “iHeartMedia, Inc.” and a change to the names of certain of its affiliates, including as follows:

Old Name:                                                                            New Name:

Clear Channel Capital I, LLC                                           iHeartMedia Capital I, LLC

Clear Channel Capital II, LLC                                         iHeartMedia Capital II, LLC

Clear Channel Communications, Inc.                             iHeartCommunications, Inc.

Clear Channel Management Services, Inc.                    iHeartMedia Management Services, Inc.

Clear Channel Broadcasting, Inc.                                    iHeartMedia + Entertainment, Inc.

Clear Channel Identity, Inc.                                              iHM Identity, Inc.

Clear Channel Satellite Services Inc.                               iHeartMedia Satellite Services, Inc.

Clear Channel Outdoor Holdings, Inc., an indirect subsidiary of the Company, retains its existing name.

Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes.  Our discussion is presented on both a consolidated and segment basis.  All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to iHeartMedia Capital I, LLC and its consolidated subsidiaries.  Our reportable segments are iHeartMedia (“iHM”), Americas outdoor advertising (“Americas outdoor” or “Americas outdoor advertising”) and International outdoor advertising (“International outdoor” or “International outdoor advertising”).  Our iHM segment provides media and entertainment services via broadcast and digital delivery and also includes our national syndication business.  Our Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Included in the “Other” category are our media representation business, Katz Media Group, as well as other general support services and initiatives, which are ancillary to our other businesses.  Certain prior-period amounts have been reclassified to conform to the 2014 presentation.

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

Our iHM business utilizes several key measurements to analyze performance, including average minute rates and minutes sold. Our iHM revenue is derived primarily from selling advertising time, or spots, on our radio stations, with advertising contracts typically less than one year in duration.  The programming formats of our radio stations are designed to reach audiences with targeted demographic characteristics that appeal to our advertisers.  We also provide streaming content via the Internet, mobile and other digital platforms which reach national, regional and local audiences and derive revenues primarily from selling advertising time with advertising contracts similar to those used by our radio stations.

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

Executive Summary

The key developments in our business for the three months ended September 30, 2014 are summarized below:

•         Consolidated revenue increased $42.5 million including an increase of $0.6 million from movements in foreign exchange during the three months ended September 30, 2014  compared to the same period of 2013. Excluding foreign exchange impacts, consolidated revenue increased $41.9 million over the comparable three-month period of 2013.

•         iHM revenue increased $6.6 million during the three months ended September 30, 2014 compared to the same period of 2013 primarily driven by core national broadcast radio, political advertising, and traffic and weather services. These increases were partially offset by lower core local broadcast radio revenues.

•         Americas outdoor revenue decreased $1.8 million including a decrease of $0.5 million from movements in foreign exchange during the three months ended September 30, 2014 compared to the same period of 2013. Excluding foreign exchange impacts, revenue decreased $1.3 million over the comparable three-month period of 2013 primarily driven by lower spending by national accounts.

•         International outdoor revenue increased $21.6 million including an increase of $1.1 million from movements in foreign exchange during the three months ended September 30, 2014  compared to the same period of 2013. Excluding foreign exchange impacts, revenue increased $20.5 million over the comparable three-month period of 2013 primarily driven by growth in both western Europe and emerging markets.

•         Revenues in our Other category increased $16.3 million during the three months ended September 30, 2014 compared to the same period of 2013 primarily as a result of a contract termination fee of $12 million earned by our media representation business and higher political revenues.

•         During the third quarter of 2014, we spent $17.8 million on strategic revenue and efficiency initiatives to realign and improve our on-going business operations—an increase of $0.3 million compared to the third quarter of 2013.

•         In August 2014, we retired $222.2 million of our long-term debt through the issuance of 14.0% Senior Notes due 2021 to a subsidiary and the redemption of all of the outstanding $94.3 million of Senior Cash Pay Notes due 2016 and $127.9 million of Senior Toggle Notes due 2016.

•         In September 2014, we issued and sold $1,000 million in 9.0% Priority Guarantee Notes due 2022 and used the net proceeds to prepay at par $974.9 million of the loans outstanding under our Term Loan B facility and $16.1 million of the loans outstanding under our Term Loan C-asset sale facility.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our results of operations for the three and nine months ended September 30, 2014 to the three and nine months ended September 30, 2013 is as follows:

(In thousands)	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2014	2013	Change	2014	2013	Change
Revenue	$1,630,034	$1,587,522	2.7%	$4,602,736	$4,548,677	1.2%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	645,981	648,743	(0.4%)	1,885,698	1,879,109	0.4%
Selling, general and administrative expenses (excludes depreciation and amortization)	429,687	411,354	4.5%	1,266,092	1,226,058	3.3%
Corporate expenses (excludes depreciation and amortization)	78,202	89,574	(12.7%)	233,104	245,702	(5.1%)
Depreciation and amortization	175,865	177,330	(0.8%)	524,798	539,246	(2.7%)
Impairment charges	35	-	-	4,937	-	-
Other operating income, net	47,172	6,186	662.6%	45,709	9,694	371.5%
Operating income	347,436	266,707	30.3%	733,816	668,256	9.8%
Interest expense	432,616	438,404		1,304,335	1,231,437
Gain on marketable securities	-	31		-	130,929
Equity in earnings (loss) of nonconsolidated affiliates	3,955	3,983		(9,388)	13,595
Loss on extinguishment of debt	(4,840)	-		(56,259)	(3,888)
Other income (expense), net	2,617	1,709		16,315	(17,389)
Loss before income taxes	(83,448)	(165,974)		(619,851)	(439,934)
Income tax benefit (expense)	(24,376)	73,802		(92,142)	158,650
Consolidated net loss	(107,824)	(92,172)		(711,993)	(281,284)
Less amount attributable to noncontrolling interest	7,028	9,683		13,679	16,372
Net loss attributable to the Company	$(114,852)	$(101,855)		$(725,672)	$(297,656)

Consolidated Revenue

Our consolidated revenue during the third quarter of 2014  increased $42.5 million including an increase of $0.6 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, consolidated revenue increased $41.9 million. Our iHM revenue increased $6.6 million. Increased revenues from core national broadcast radio and political advertising, and traffic and weather services were partially offset by lower core local broadcast radio revenues.  Americas outdoor revenue decreased $1.8 million including negative movements in foreign exchange of $0.5 million compared to the same period of 2013. Excluding the impact of foreign exchange movements, Americas outdoor revenue decreased $1.3 million primarily driven by lower spending by national accounts. Our International outdoor revenue increased $21.6 million including positive movements in foreign exchange of $1.1 million compared to the same period of 2013. Excluding the impact of foreign exchange movements, International outdoor revenue increased $20.5 million primarily driven by growth in both western Europe and emerging markets. Other revenues increased $16.3 million primarily as a result of a contract termination fee of $12 million earned by our media representation business and higher political revenues.

Our consolidated revenue during the first nine months of 2014  increased $54.1 million including an increase of $11.6 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, consolidated revenue increased $42.5 million. Our iHM revenue increased $21.2 million driven by increased revenues from core national broadcast radio, political advertising, traffic and weather business, and digital revenues. Americas outdoor revenue decreased

$35.4 million including negative movements in foreign exchange of $2.3 million compared to the same period of 2013. Excluding the impact of foreign exchange movements, Americas outdoor revenue decreased $33.1 million primarily driven by lower revenues in our Los Angeles market as a result of the impact of litigation, and lower revenues generated by national accounts and the nonrenewal of certain airport contracts. Our International outdoor revenue increased $54.6 million including positive movements in foreign exchange of $13.8 million compared to the same period of 2013. Excluding the impact of foreign exchange movements, International outdoor revenue increased $40.8 million primarily driven by growth resulting from new contracts and from growth in emerging markets, partially offset by declines in certain countries. Other revenues increased $16.5 million primarily as a result of an increase in political advertising and a contract termination fee earned by our media representation business.

Consolidated Direct Operating Expenses

Consolidated direct operating expenses during the third quarter of 2014 decreased $2.8 million including an increase of $0.9 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, consolidated direct operating expenses decreased $3.7 million. Our iHM direct operating expenses decreased $6.6 million compared to the third quarter of 2013 primarily resulting from lower costs in our national syndication business being partially offset by higher sports programming costs. Direct operating expenses in our Americas outdoor segment decreased $0.2 million including a decrease of $0.4 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, direct operating expenses in our Americas outdoor segment increased $0.2 million. Direct operating expenses in our International outdoor segment increased $5.0 million including an increase of $1.3 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, direct operating expenses in our International outdoor segment increased $3.7 million along with increased revenues primarily as a result of variable costs associated with new contracts.

Consolidated direct operating expenses during the first nine months of 2014 increased $6.6 million including an increase of $8.1 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, consolidated direct operating expenses decreased $1.5 million. Our iHM direct operating expenses decreased $6.4 million compared to the first nine months of 2013, primarily resulting from lower costs in our national syndication business partially offset by higher sports programming costs, and higher digital streaming expenses resulting from increased listening hours. Direct operating expenses in our Americas outdoor segment decreased $5.9 million including a decrease of $1.7 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, direct operating expenses in our Americas outdoor segment decreased $4.2 million, primarily due to site lease expenses related to the decrease in revenues and from the nonrenewal of certain airport contracts. Direct operating expenses in our International outdoor segment increased $19.6 million including an increase of $9.8 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, direct operating expenses in our International outdoor segment increased $9.8 million primarily as a result of higher variable costs associated with new contracts.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

Consolidated SG&A expenses during the third quarter of 2014 increased $18.3 million including an increase of $0.1 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, consolidated SG&A expenses increased $18.2 million. Our iHM SG&A expenses increased $8.7 million primarily due to higher compensation expense, including commissions. SG&A expenses decreased $0.5 million in our Americas outdoor segment including a decrease of $0.1 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, Americas outdoor SG&A expenses decreased $0.4 million. Our International outdoor SG&A expenses increased $8.7 million including an increase of $0.2 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, SG&A expenses in our International outdoor segment increased $8.5 million compared to the same period of 2013 primarily due to higher expenses from investing in digital sales force, as well as higher compensation related to higher revenues.

Consolidated SG&A expenses during the first nine months of 2014 increased $40.0 million including an increase of $1.6 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, consolidated SG&A expenses increased $38.4 million. Our iHM SG&A expenses increased $32.0 million primarily due to higher compensation expense, including commissions, as well as higher spending on iHeart events. SG&A expenses decreased $6.4 million in our Americas outdoor segment including a decrease of $0.3 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, SG&A expenses in our Americas outdoor segment decreased $6.1 million primarily due to lower commission expense in connection with lower revenues, property tax refunds, and lower legal costs related to the Los Angeles litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q. Our International outdoor SG&A expenses increased $15.3 million including a $1.9 million increase due to the effects of movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, SG&A expenses in our

International outdoor segment increased $13.4 million primarily due to higher compensation in connection with higher revenues, as well as higher litigation expenses.

Corporate Expenses

Corporate expenses decreased $11.4 million during the third quarter of 2014 compared to the same period of 2013 primarily driven by lower litigation expenses, lower compensation expenses including amounts related to our variable compensation plans and $7.8 million in executive transition costs that were recognized in the third quarter of 2013 related to the transition of the prior CFO.

Corporate expenses decreased $12.6 million during the first nine months of 2014 compared to the same period of 2013 primarily due to lower litigation expenses, the impact of $7.8 million in executive transition costs that were recognized in the third quarter of 2013 and an $8.5 million credit for the realization of an insurance recovery related to litigation filed by stockholders of Clear Channel Outdoor Holdings, Inc. (“CCOH”), an indirect non-wholly owned subsidiary of iHeart, which is, in turn, an indirect wholly owned subsidiary of ours. The litigation settled during the fourth quarter of 2013. For more information about the matter, please refer to Item 3 of Part I in our Annual Report on Form 10-K for the year ended December 31, 2013.

Revenue and Efficiency Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $17.8 million and $51.6 million incurred in connection with our strategic revenue and efficiency initiatives during the three and nine months ended September 30, 2014, respectively. The costs were incurred to improve revenue growth, enhance yield, reduce costs, and organize each business to maximize performance and profitability. These costs consist primarily of consolidation of locations and positions, severance related to workforce initiatives, consulting expenses, and other costs incurred in connection with improving our businesses. These costs are expected to provide benefits in future periods as the initiative results are realized.

Of the strategic revenue and efficiency costs of $17.8 million during the third quarter of 2014, $3.4 million are reported within direct operating expenses, $6.3 million are reported within SG&A and $8.1 million are reported within corporate expense.  In the third quarter of 2013, such costs totaled $6.4 million, $3.4 million and $7.7 million, respectively. Of these costs during the nine months ended September 30, 2014, $7.8 million are reported within direct operating expenses, $18.3 million are reported within SG&A and $25.5 million are reported within corporate expense compared to $11.1 million, $14.3 million and $15.0 million, respectively, in the same period of 2013.

Depreciation and Amortization

Depreciation and amortization decreased $1.5 million and $14.4 million during the three and nine months ended September 30, 2014, respectively, compared to the same periods of 2013.  The decreases were primarily due to assets becoming fully depreciated since September 2013.

Other Operating Income (Expense), Net

Other operating income of $47.2 million and $45.7 million for the three and nine months ended September 30, 2014, respectively, and $6.2 million and $9.7 million for the three and nine months ended September 30, 2013, respectively.  The increase in Other operating income relates primarily to a non-cash gain of $43.5 million recognized during the three months ended September 30, 2014 related to the sale of non-core radio stations in exchange for a portfolio of 29 stations in five markets.

Interest Expense

Interest expense decreased $5.8 million during the three months ended September 30, 2014 compared to the same period of 2013, due to lower amortization of debt discount as a result of 2014 refinancing transactions discussed under “Liquidity and Capital Resources-Sources of Capital” and “Liquidity and Capital Resources-Uses of Capital”, partially offset by the impact of a higher weighted average cost of debt. Interest expense increased $72.9 million during the nine months ended September 30, 2014 compared to the same period of 2013, primarily due to the weighted average cost of debt increasing as a result of debt refinancings that occurred since September 2013.

Gain on Marketable Securities

The gain on marketable securities of $130.9 million for the nine months ended September 30, 2013 resulted from the sale of the shares we held in Sirius XM Radio, Inc. during the second quarter of 2013.

Equity in Earnings (Loss) of Nonconsolidated Affiliates

The loss of $9.4 million during the nine months ended September 30, 2014 primarily related to the $4.5 million gain on the sale of our 50% interest in Buspak in the third quarter, offset by the first quarter 2014 sale of our 50% interest in ARN, which included a loss on the sale of $2.4 million and $11.5 million of foreign exchange losses that were reclassified from accumulated other comprehensive income at the date of the sale.

 Loss on Extinguishment of Debt

In September of 2014, iHeart prepaid $974.9 million of the loans outstanding under its Term Loan B facility and $16.1 million of the loans outstanding under its Term Loan C-asset sale facility. In connection with these transactions, we recognized a loss of $4.8 million for the three months ended September 30, 2014.

During June 2014, iHeart redeemed $567.1 million aggregate principal amount of iHeart’s outstanding 5.5% Senior Notes due 2014 and $241.0 million aggregate principal amount of iHeart’s outstanding 4.9% Senior Notes due 2015. In connection with these transactions, we recognized a loss of $47.5 million for the three months ended June 30, 2014.

During the first quarter of 2014, CC Finco, LLC (“CC Finco”), an indirect wholly-owned subsidiary of ours, repurchased $52.9 million aggregate principal amount of iHeart’s outstanding 5.5% Senior Notes due 2014 and $9.0 million aggregate principal amount of iHeart’s outstanding 4.9% Senior Notes due 2015 for a total of $63.1 million, including accrued interest, through open market purchases. In connection with these transactions, we recognized a loss of $3.9 million.

In connection with the prepayment of Term Loan A of iHeart’s senior secured credit facilities during the first quarter of 2013, we recognized a loss of $3.9 million due to the write-off of deferred loan costs.

Income Tax Benefit (Expense)

The effective tax rates for the three and nine months ended September 30, 2014 were (29.2)% and (14.9)%, respectively. The effective tax rates for the three and nine months ended September 30, 2014 were primarily impacted by the valuation allowance required for deferred tax assets originating in the current year and recorded during the periods as additional deferred tax expense. The valuation allowance was recorded against a portion of the U.S. Federal and State net operating losses due to the uncertainty of the ability to utilize those losses in future periods.

Our effective tax rates for the three and nine months ended September 30, 2013 were 44.5% and 36.1%, respectively. The effective tax rates for the three and nine months ended September 30, 2013 were primarily impacted by the cancellation of indebtedness income recognized during the periods and our inability to record tax benefit on tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years.

iHM Results of Operations

Our iHM operating results were as follows:

(In thousands)	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2014	2013	Change	2014	2013	Change
Revenue	$830,509	$823,863	1%	$2,307,193	$2,286,040	1%
Direct operating expenses	242,517	249,084	(3%)	678,681	685,099	(1%)
SG&A expenses	269,009	260,264	3%	787,357	755,351	4%
Depreciation and amortization	61,606	64,745	(5%)	185,656	200,615	(7%)
Operating income	$257,377	$249,770	3%	$655,499	$644,975	2%

Three Months

iHM revenue increased $6.6 million during the third quarter of 2014 compared to the same period of 2013.  Revenue increased for our core national broadcast radio, including events, and our national syndication business. Political advertising revenue was higher, as was revenue from our traffic and weather business as a result of the impact of strategic sales initiatives. Partially offsetting these increases were decreases in our core local broadcast radio revenues.

Direct operating expenses decreased $6.6 million during the third quarter of 2014 primarily resulting from lower expenses resulting from efficiency initiatives in prior periods and lower costs in our national syndication business. Partially offsetting these decreases was an increase in sports programming costs. Strategic revenue and efficiency costs included in direct operating expenses increased $0.2 million compared to the same period of 2013. SG&A expenses increased $8.7 million during the third quarter of 2014 primarily due to higher compensation expense, including commissions. Strategic revenue and efficiency costs included in SG&A expenses increased $2.2 million.

Nine Months

iHM revenue increased $21.2 million during the first nine months of 2014 compared to the same period of 2013 primarily due to higher revenues from our traffic and weather business as a result of new weather product offerings, increased political advertising, and higher core national broadcast, including events, and digital revenue. We continue to experience increases in digital streaming revenue as a result of continued increased listenership on our iHeartRadio platform. Partially offsetting these increases was a decrease in our local and syndication revenues.

Direct operating expenses decreased $6.4 million during the first nine months of 2014, primarily resulting from lower costs in our national syndication business partially offset by higher sports programming costs, and higher digital streaming expenses resulting from increased listening hours. SG&A expenses increased $32.0 million during the first nine months of 2014 primarily due to higher compensation expense, including commissions and higher spending on iHeart events. Strategic revenue and efficiency costs included in SG&A expenses increased $4.8 million compared to the same period in 2013.

Americas Outdoor Advertising Results of Operations

Our Americas outdoor advertising operating results were as follows:

(In thousands)	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2014	2013	Change	2014	2013	Change
Revenue	$329,500	$331,346	(1%)	$917,404	$952,832	(4%)
Direct operating expenses	140,739	140,972	(0%)	413,761	419,676	(1%)
SG&A expenses	55,257	55,739	(1%)	158,789	165,232	(4%)
Depreciation and amortization	48,973	48,530	1%	144,094	144,256	(0%)
Operating income	$84,531	$86,105	(2%)	$200,760	$223,668	(10%)

Three Months

Americas outdoor revenue decreased $1.8 million including negative movements in foreign exchange of $0.5 million during the third quarter of 2014 compared to the same period of 2013. Excluding the impact of foreign exchange movements, Americas outdoor revenue decreased $1.3 million primarily driven by lower national account revenues and the nonrenewal of certain airport contracts. Higher digital revenues were partially offset by decreases in revenues from traditional product lines.

Direct operating expenses decreased $0.2 million including a decrease of $0.4 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, direct operating expenses in our Americas outdoor segment increased $0.2 million. SG&A expenses decreased $0.5 million including a decrease of $0.1 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, SG&A expenses in our Americas outdoor segment decreased $0.4 million primarily due to property tax refunds and lower commissions that were partially offset by higher expenses related to litigation.

Nine Months

Our Americas outdoor revenue decreased $35.4 million including negative movements in foreign exchange of $2.3 million during the nine months ended September 30, 2014 compared to the same period of 2013. Excluding the impact of foreign exchange movements, Americas outdoor revenue decreased $33.1 million driven primarily by lower revenues in our Los Angeles market as a result of the impact of litigation as discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q, as well as lower spending by national accounts and the nonrenewal of certain airport contracts.

Direct operating expenses decreased $5.9 million including a decrease of $1.7 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, direct operating expenses in our Americas outdoor segment decreased $4.2 million, primarily due to site lease expenses related to the decrease in revenues and from the nonrenewal of certain airport contracts. SG&A expenses decreased $6.4 million including a decrease of $0.3 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, SG&A expenses in our Americas outdoor segment decreased $6.1 million primarily due to lower commission expense in connection with lower revenues, property tax refunds, and lower legal costs related to the Los Angeles litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q.

International Outdoor Advertising Results of Operations

Our International outdoor advertising operating results were as follows:

(In thousands)	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2014	2013	Change	2014	2013	Change
Revenue	$413,294	$391,667	6%	$1,241,846	$1,187,262	5%
Direct operating expenses	260,095	255,122	2%	781,730	762,167	3%
SG&A expenses	84,356	75,698	11%	254,045	238,786	6%
Depreciation and amortization	50,105	49,090	2%	150,763	150,013	0%
Operating income	$18,738	$11,757	59%	$55,308	$36,296	52%

Three Months

Our International outdoor revenue increased $21.6 million including positive movements in foreign exchange of $1.1 million during the third quarter of 2014 compared to the same period of 2013. Excluding the impact of foreign exchange movements, International outdoor revenue increased $20.5 million primarily driven by revenue growth in Europe including Italy, due to a new contract for the Rome airports, as well as France and Sweden. Revenue in emerging markets also increased, particularly in China, as a result of new contracts.

Direct operating expenses increased $5.0 million including an increase of $1.3 million from movements in foreign exchange during the third quarter of 2014. Excluding the impact of foreign exchange movements, direct operating expenses in our International outdoor segment increased $3.7 million primarily driven by costs related to new contracts, including the Rome airport contract. SG&A expenses increased $8.7 million including an increase of $0.2 million from movements in foreign exchange during the third quarter of 2014. Excluding the impact of movements in foreign exchange, SG&A expenses increased $8.5 million primarily due to higher expenses from investing in digital sales force, as well as higher compensation related to higher revenues.

Nine Months

International outdoor revenue increased $54.6 million during the nine months ended September 30, 2014 compared to the same period of 2013, including an increase of $13.8 million from movements in foreign exchange. Excluding the impact of foreign exchange movements, revenues increased $40.8 million primarily driven by revenue growth in western Europe including Italy, due to a new contract for the Rome airport, as well as France, Sweden and other countries. Revenue in emerging markets also increased, particularly in China and Brazil as a result of new contracts.

Direct operating expenses increased $19.6 million including an increase of $9.8 million from movements in foreign exchange during the first nine months of 2014. Excluding the impact of movements in foreign exchange, direct operating expenses increased $9.8 million primarily as a result of higher variable costs associated with new contracts, including the Rome airport contract in Italy. SG&A expenses increased $15.3 million including an increase of $1.9 million from movements in foreign exchange during the first nine months of 2014. Excluding the impact of movements in foreign exchange, SG&A expenses increased $13.4 million primarily due to higher compensation in connection with higher revenues, as well as higher litigation expenses.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
iHM	$257,377	$249,770	$655,499	$644,975
Americas outdoor advertising	84,531	86,105	200,760	223,668
International outdoor advertising	18,738	11,757	55,308	36,296
Other	24,657	7,503	33,113	13,890
Other operating income, net	47,172	6,186	45,709	9,694
Impairment charges	(35)	-	(4,937)	-
Corporate expenses (1)	(85,004)	(94,614)	(251,636)	(260,267)
Consolidated operating income	$347,436	$266,707	$733,816	$668,256

(1)        Corporate expenses include expenses related to iHM, Americas outdoor, International outdoor and our Other category, as well as overall executive, administrative and support functions.

Share-Based Compensation Expense

We do not have any compensation plans under which we grant stock awards to employees. Our employees receive equity awards from iHeartMedia, Inc.’s and CCOH’s equity incentive plans.

Share-based compensation payments are recorded in corporate expenses and were $2.2 million and $2.8 million for the three months ended September 30, 2014 and 2013, respectively, and $8.1 million and $14.1 million for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, there was $26.0 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  Based on the terms of the award agreements, this cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of September 30, 2014, there was $19.2 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights our cash flow activities during the nine months ended September 30, 2014 and 2013, respectively.

(In thousands)	Nine Months Ended September 30,
	2014	2013
Cash provided by (used for):
Operating activities	$(28,460)	$(1,157)
Investing activities	$36,601	$(27,986)
Financing activities	$(189,360)	$(483,101)

Operating Activities

Cash used for operating activities during the nine months ended September 30, 2014 was $28.5 million compared to $1.2 million of cash used during the nine months ended September 30, 2013.  Our consolidated net loss included $672.6 million of non-cash items during the nine months ended September 30, 2014.  Our consolidated net loss for the nine months ended September 30, 2013 included $333.2 million of non-cash items. Non-cash items affecting our net loss include depreciation and amortization, impairment charges, deferred taxes, gain on disposal of operating and fixed assets, gain on marketable securities, loss on extinguishment of debt, provision for doubtful accounts, share-based compensation, equity in earnings (loss) of nonconsolidated affiliates, amortization of deferred financing charges and note discounts, net and other reconciling items, net as presented on the face of the consolidated statement of cash flows.  Cash paid for interest was $24.3 million higher in the nine months ended September 30, 2014 compared to the prior year due to an increase in the weighted average cost of debt, partially offset by the timing of accrued interest payments from refinancing transactions.

Investing Activities

Cash provided by investing activities of $36.6 million during the nine months ended September 30, 2014 primarily reflected proceeds of $236.6 million from the sale of our 50% interest in ARN and the sale of our 50% interest in Buspak, partially offset by capital expenditures of $195.0 million.  We spent $30.0 million for capital expenditures in our iHM segment primarily related to leasehold improvements and equipment, $48.4 million in our Americas outdoor segment primarily related to the construction of new advertising structures such as digital displays, $84.2 million in our International outdoor segment primarily related to billboard and street furniture advertising structures, $4.1 million in our Other category, and $28.3 million by Corporate primarily related to equipment and software.

Cash used for investing activities of $28.0 million during the nine months ended September 30, 2013 reflected our capital expenditures of $197.3 million as well as proceeds from the sale of our shares of Sirius XM Radio, Inc. of $135.5 million.  We spent $58.3 million for capital expenditures in our iHM segment primarily related to leasehold improvements, $43.5 million in our Americas outdoor segment primarily related to the construction of new advertising structures such as digital displays, $68.7 million in our International outdoor segment primarily related to new advertising structures such as billboards and street furniture and renewals of existing contracts, $6.8 million in our Other category related to our national representation business, and $20.0 million by Corporate primarily related to equipment and software.  Other cash provided by investing activities were $39.8 million of proceeds from sales of other operating and fixed assets.

Financing Activities

Cash used for financing activities of $189.4 million during the nine months ended September 30, 2014 primarily reflected payments on credit facilities and long-term debt, partially offset by proceeds from the issuance of long-term debt and the payment by CCOH of a dividend to Class A CCOH shareholders.  iHeart received cash proceeds from the issuance by CCU Escrow Corporation of 10% Senior Notes due 2018 ($850.0 million in aggregate principal amount), the sale by a subsidiary of iHeart of 14% Senior Notes due 2021 to private purchasers ($227.0 million in aggregate principal amount) and the issuance to private purchasers of 9% Priority Guarantee Notes due 2022 ($1,000 million in aggregate principal amount).  This was partially offset by the redemption of $567.1 million principal amount outstanding of iHeart’s 5.5% Senior Notes due 2014 (including $158.5 million principal amount of the notes held by a subsidiary of the Company) and $241.0 million principal amount outstanding of iHeart’s 4.9% Senior Notes due 2015, the repayment of the full $247.0 million principal amount outstanding under iHeart’s receivables-based credit facility, and the prepayment of $974.9 million aggregate principal amount of the Term B facility due 2016 and $16.1 million aggregate principal amount of the Term loan C facility due 2016.  In addition, we redeemed all of the outstanding $94.3 million aggregate principal amount of Senior Cash Pay Notes due 2016, and the $127.9 million aggregate principal amount of Senior Toggle Notes due 2016.

Cash used for financing activities of $483.1 million during the nine months ended September 30, 2013 primarily reflected payments on long-term debt. iHeart repaid its 5.75% senior notes at maturity for $312.1 million (net of $187.9 million principal amount held by and repaid to a subsidiary of iHeart) using cash on hand. iHeart prepaid $846.9 million outstanding under its Term Loan A under its senior secured credit facilities using the proceeds from the issuance of iHeart’s 11.25% Priority Guarantee Notes, borrowings under its receivables based credit facility, and cash on hand.  Other cash used for financing activities included payments to repurchase noncontrolling interests of $61.1 million.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand, cash flow from operations and borrowing capacity under iHeart’s domestic receivables-based credit facility, subject to certain limitations contained in iHeart’s material financing agreements. A significant amount of our cash requirements are for debt service obligations. We anticipate cash interest requirements of approximately $325 million for the remainder of 2014.  At September 30, 2014, we had debt maturities totaling $1.1 million, $2.8 million, and $1.2 billion in 2014, 2015, and 2016, respectively. At September 30, 2014, we had $522.4 million of cash on our balance sheet including $194.7 million in consolidated cash balances held outside the U.S. by our subsidiaries, all of which is readily convertible into other foreign currencies including the U.S. dollar. We disclose in Item 8 of our Form 10-K within Note 1, Summary of Significant Accounting Policies, that our policy is to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses. We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States. If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes. This is a result of significant current and historic deficits in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.

Our ability to fund our working capital, capital expenditures, debt service and other obligations, and to comply with the financial covenants under iHeart’s financing agreements, depends on our future operating performance and cash from operations and our ability to generate cash from other liquidity-generating transactions, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control. We are currently exploring, and expect to continue to explore, a variety of transactions to provide us with additional liquidity. We cannot assure you that we will enter into or consummate any such liquidity-generating transactions, or that such transactions will provide sufficient cash to satisfy our liquidity needs, and we cannot currently predict the impact that any such transaction, if consummated, would have on us. If our future operating performance does not meet our expectations or our plans materially change in an adverse manner or prove to be materially inaccurate, we may not be able to refinance the debt as currently contemplated. Our ability to refinance the debt will depend on the condition of the capital markets and our financial condition at the time. There can be no assurance that refinancing alternatives will be available on terms acceptable to us or at all. Even if refinancing alternatives are available to us, we may not find them suitable or at comparable interest rates to the indebtedness being refinanced. In addition, the terms of our existing or future debt agreements may restrict us from securing a refinancing on terms that are available to us at that time. If we are unable to obtain sources of refinancing or generate sufficient cash through liquidity-generating transactions, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition and on our ability to meet iHeart’s obligations.

iHeart’s financing transactions during 2013 increased our annual interest expense by $267 million and iHeart’s financing transactions during 2014 increased our annual interest expense by an additional $103 million. Our increased interest payment obligations will reduce our liquidity over time, which could in turn reduce our financial flexibility and make us more vulnerable to changes in operating performance and economic downturns generally, and could negatively affect iHeart’s ability to obtain additional financing in the future.

We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue acquisitions or dispositions, which could be material. iHeart’s and its subsidiaries’ significant amount of indebtedness may limit our ability to pursue acquisitions. The terms of our existing or future debt agreements may also restrict our ability to engage in these transactions.

Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flow from operations, borrowing capacity under iHeart’s receivables based credit facility and cash from other liquidity-generating transactions will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements, and that we will be able to consummate liquidity-generating transactions in a timely manner and on terms acceptable to us. We cannot assure you that this will be the case. If our future cash flows from operations, financing sources and other liquidity-generating transactions are insufficient to pay our debt obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell material assets, seek additional capital or refinance iHeart’s and its subsidiaries’ debt. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.

We were in compliance with the covenants contained in iHeart’s material financing agreements as of September 30, 2014, including the maximum consolidated senior secured net debt to consolidated EBITDA limitation contained in iHeart’s senior secured credit facilities. We believe our long-term plans, which include promoting spending in our industries and capitalizing on our diverse geographic and product opportunities, including the continued investment in our media and entertainment initiatives and continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long term. However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants. In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in iHeart’s financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the receivables based facility under iHeart’s senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. If we are unable to repay iHeart’s obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of iHeart’s material financing agreements could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities is $100.0 million.

Sources of Capital

As of September 30, 2014 and December 31, 2013, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	September 30, 2014	December 31, 2013
Senior Secured Credit Facilities	$7,231.2	$8,225.8
Receivables Based Facility (1)	-	247.0
Priority Guarantee Notes	5,324.8	4,324.8
Other Secured Subsidiary Debt	18.7	21.1
Total Secured Debt	12,574.7	12,818.7

10.75% Senior Cash Pay Notes due 2016	-	94.3
11.0% Senior Toggle Notes due 2016	-	127.9
14.0% Senior Notes due 2021	1,661.7	1,404.2
iHeart Senior Notes	725.0	1,436.5
10.0% Senior Notes due 2018	850.0	-
6.5% Subsidiary Senior Notes due 2022	2,725.0	2,725.0
7.625% Subsidiary Senior Subordinated Notes due 2020	2,200.0	2,200.0
Other iHeart Subsidiary Debt	0.4	-
Purchase accounting adjustments and original issue discount	(252.0)	(322.4)
Total Debt	20,484.8	20,484.2
Less: Cash and cash equivalents	522.4	708.2
	$19,962.4	$19,776.0

(1)        The receivables based credit facility provides for borrowings of up to the lesser of $535 million (the revolving credit commitment) or the borrowing base amount, as defined under the receivables based facility, subject to certain limitations contained in iHeart’s material financing agreements.

Our subsidiaries have from time to time repurchased certain debt obligations of iHeart and equity securities of CCOH and Parent, and may in the future, as part of various financing and investment strategies, purchase additional outstanding indebtedness of iHeart or its subsidiaries or outstanding equity securities of CCOH or Parent, in tender offers, open market purchases, privately negotiated transactions or otherwise.  We or our subsidiaries may also sell certain assets, securities or properties.  These purchases or sales, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.  These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in iHeart’s debt agreements.  These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

Senior Secured Credit Facilities

The senior secured credit facilities require iHeart to comply on a quarterly basis with a financial covenant limiting the ratio of consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA (as defined by iHeart’s senior secured credit facilities) for the preceding four quarters.  iHeart’s secured debt consists of the senior secured credit facilities, the receivables-based credit facility, the priority guarantee notes and certain other secured subsidiary debt.  As required by the definition of consolidated EBITDA in iHeart’s senior secured credit facilities, iHeart’s consolidated EBITDA for the preceding four quarters of $1.9 billion is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense), net plus share-based compensation and is further adjusted for the following items: (i) costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses and severance; (iii) non-cash charges; (iv) cash received from nonconsolidated affiliates; and (v) various other items.

The following table reflects a reconciliation of consolidated EBITDA (as defined by iHeart’s senior secured credit facilities) to operating income and net cash provided by operating activities for the four quarters ended September 30, 2014:

Four Quarters Ended
(In Millions)	September 30, 2014
Consolidated EBITDA (as defined by iHeart’s senior secured credit facilities)	$1,927.0
Less adjustments to consolidated EBITDA (as defined by iHeart’s senior secured credit facilities):
Cost incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees, and other permitted activities	(82.6)
Extraordinary, non-recurring or unusual gains or losses or expenses and severance (as referenced in the definition of consolidated EBITDA in iHeart's senior secured credit facilities)	(21.8)
Non-cash charges	(46.2)
Cash received from nonconsolidated affiliates	(2.8)
Other items	(17.3)
Less: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	(797.3)
Operating income	959.0
Plus: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	797.3
Less: Interest expense	(1,722.3)
Less: Current income tax benefit	(46.9)
Plus: Other income, net	11.7
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	108.9
Change in assets and liabilities, net of assets acquired and liabilities assumed	77.9
Net cash provided by operating activities	$185.6

The maximum ratio under this financial covenant is currently set at 9.00:1 and reduces to 8.75:1 for the four quarters ended December 31, 2014.  At September 30, 2014, our ratio was 6.4:1.

Subsidiary Sale of iHeart Long-Term Debt

On February 14, 2014, CC Finco, LLC (“CC Finco”), an indirect wholly-owned subsidiary of ours, sold $227.0 million in aggregate principal amount of 14.0% Senior Notes due 2021 issued by iHeart to private purchasers in a transaction exempt from registration under the Securities Act of 1933, as amended. This $227.0 million in aggregate principal amount of 14.0% Senior Notes due 2021, which was previously eliminated in consolidation because the notes were held by a subsidiary, is now reflected on our consolidated balance sheet. CC Finco contributed the net proceeds from the sale of the 14.0% Senior Notes due 2021 to iHeart, which intends to use such proceeds to repay, repurchase or otherwise acquire outstanding indebtedness from time to time and retire that indebtedness as it becomes due or upon its earlier repayment, repurchase or acquisition.

10.0% Senior Notes Issuance

                On May 1, 2014, CCU Escrow Corporation issued $850.0 million in aggregate principal amount of 10.0% Senior Notes due 2018 in a private offering.  On June 6, 2014, CCU Escrow Corporation merged into iHeart and iHeart assumed CCU Escrow Corporation’s obligations under the Senior Notes due 2018.  The Senior Notes due 2018 mature on January 15, 2018 and bear interest at a rate of 10.0% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on July 15, 2014.  The Senior Notes due 2018 are the senior unsecured obligations of iHeart and are not guaranteed by any of iHeart’s parent companies or any of its subsidiaries.  iHeart used the net proceeds from the issuance to redeem Senior Notes due 2014 and 2015.

14.0% Senior Notes due 2021 Issuance to a Subsidiary

On August 22, 2014, iHeart issued and sold $222.2 million in aggregate principal amount of new 14.0% Senior Notes due 2021 to CC Finco in a transaction exempt from registration under the Securities Act of 1933, as amended.  The new 14.0% Senior Notes due 2021 were issued as additional notes under the indenture governing iHeart’s existing Senior Notes due 2021.  The $222.2 million in aggregate principal amount of 14.0% Senior Notes due 2021 issued to CC Finco is eliminated in consolidation in our consolidated financial statements.

9.0% Priority Guarantee Notes due 2022 Issuance

On September 10, 2014, iHeart issued at par $750.0 million aggregate principal amount of 9.0% Priority Guarantee Notes due 2022.  On September 29, 2014, iHeart issued an additional $250.0 million aggregate principal amount of 9.0% Priority Guarantee Notes due 2022 at an issue price of 101% of the principal amount of the notes plus accrued interest from September 10, 2014. The Priority Guarantee Notes due 2022 mature on September 15, 2022 and bear interest at a rate of 9.0% per annum, payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2015.  The Priority Guarantee Notes due 2022 are the senior secured obligations of iHeart and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture governing such notes.  iHeart used the net proceeds from the issuances to prepay Term Loans due 2016.

Uses of Capital

Debt Repayments, Maturities and Other

During February 2014, iHeart repaid all principal amounts outstanding under its receivables based credit facility, using cash on hand. This voluntary repayment did not reduce the commitments under this facility and iHeart has the ability to redraw amounts under this facility at any time.

During March 2014, CC Finco repurchased, through open market purchases, a total of $61.9 million aggregate principal amount of notes, comprised of $52.9 million of iHeart’s outstanding 5.5% Senior Notes due 2014  and $9.0 million of iHeart’s outstanding 4.9% Senior Notes due 2015, for a total purchase price of $63.1 million, including accrued interest. iHeart cancelled these notes subsequent to the purchase.

On June 6, 2014, using the proceeds from the issuance of the 10.0% Senior Notes due 2018, iHeart redeemed $567.1 million aggregate principal amount of iHeart’s 5.5% Senior Notes due 2014 (including  $158.5 million principal amount of the notes held by a subsidiary of iHeart) and $241.0 million aggregate principal amount of iHeart’s 4.9% Senior Notes due 2015.

On August 22, 2014, iHeart redeemed all of the outstanding $94.3 million aggregate principal amount of Senior Cash Pay Notes due 2016 and $127.9 million aggregate principal amount of Senior Toggle Notes due 2016 using proceeds of the issuance to CC Finco of the new 14.0% Senior Notes due 2021.

On September 10, 2014, iHeart prepaid at par $729.0 million of the loans outstanding under its Term Loan B facility and $12.1 million of the loans outstanding under its Term Loan C-asset sale facility, using the net proceeds of the 2022 Priority Guarantee Notes issued on such date.

On September 29, 2014, iHeart prepaid at par $245.9 million of the loans outstanding under its Term Loan B facility and $4.1 million of the loans outstanding under its Term Loan C-asset sale facility, using the net proceeds of the 2022 Priority Guarantee Notes issued on such date.

During the period of October 1, 2014 through October 27, 2014, CC Finco repurchased via open market transactions a total of $57.1 million aggregate principal amount of iHeart’s outstanding 5.5% Senior Notes due 2016 for a total purchase price of $55.5 million, including accrued interest.  The notes repurchased by CC Finco were not cancelled and remain outstanding.

Certain Relationships with the Sponsors

iHeart is party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the three months ended September 30, 2014 and 2013, we recognized management fees and reimbursable expenses of $3.7 million and $3.8 million, respectively.  For the nine months ended September 30, 2014 and 2013, we recognized management fees and reimbursable expenses of $11.3 million and $11.9 million, respectively.

CCOH Dividend

In connection with the cash management arrangements for CCOH, iHeart maintains an intercompany revolving promissory note payable by iHeart to CCOH (the “Due from iHeartCommunications Note”), which consists of the net activities resulting from day-to-day cash management services provided by iHeart to CCOH.  As of September 30, 2014, the balance of the Due from iHeartCommunications Note was $876 million, all of which is payable on demand.  The Due from iHeartCommunications Note is eliminated in consolidation in our consolidated financial statements.

The Due from iHeartCommunications Note previously was the subject of litigation.  Pursuant to the terms of the settlement of that litigation, CCOH’s board of directors established a committee for the specific purpose of monitoring the Due from iHeartCommunications Note.  That committee has the non-exclusive authority, pursuant to the terms of its charter, to demand payments under Due from iHeartCommunications Note under certain specified circumstances tied to iHeart’s liquidity or the amount outstanding under the Due from iHeartCommunications Note as long as CCOH makes a simultaneous dividend equal to the amount so demanded.

On August 11, 2014, in accordance with the terms of its charter, (i) that committee demanded repayment of $175 million outstanding under the Due from iHeartCommunications Note on such date and (ii) CCOH paid a special cash dividend in aggregate amount equal to $175 million to CCOH’s stockholders of record as of August 4, 2014. As the indirect parent of CCOH, we were entitled to approximately 88% of the proceeds from such dividend through our wholly-owned subsidiaries. The remaining approximately 12% of the proceeds from the dividend, or approximately $21 million, was paid to the public stockholders of CCOH and is included in Dividends and other payments to noncontrolling interests in our consolidated statement of cash flows. We funded the net payment of this $21 million with cash on hand, which reduced the amount of cash we have available to fund our working capital needs, debt service obligations and other obligations. Following satisfaction of the demand, the balance outstanding under the Due from iHeartCommunications Note was reduced by $175 million.

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

Seasonality

Typically, our iHM, Americas outdoor and International outdoor segments experience their lowest financial performance in the first quarter of the calendar year, with International outdoor historically experiencing a loss from operations in that period.  Our International outdoor segment typically experiences its strongest performance in the second and fourth quarters of the calendar year. We expect this trend to continue in the future.

MARKET RISK

We are exposed to market risks arising from changes in market rates and prices, including movements in interest rates, foreign currency exchange rates and inflation.

Interest Rate Risk

A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. At September 30, 2014, approximately 35% of our aggregate principal amount of long-term debt bears interest at floating rates. Assuming the current level of borrowings and assuming a 100% change in LIBOR, it is estimated that our interest expense for the nine months ended September 30, 2014 would have changed by $11.1 million.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net income of $2.7 million and $13.0 million for the three and nine months ended September 30, 2014.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net income for the three months ended September 30, 2014 by $0.3 million and we estimate that our net income for the nine months ended September 30, 2014 would have decreased by $1.3 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and nine months ended September 30, 2014 would have increased our net income for the three and nine months ended September 30, 2014 by corresponding amounts.

This analysis does not consider the implications that such currency fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

Inflation

Inflation is a factor in the economies in which we do business and we continue to seek ways to mitigate its effect.  Inflation has affected our performance in terms of higher costs for wages, salaries and equipment.  Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs by increasing the effective advertising rates of most of our broadcasting stations, digital advertising, event promotions and outdoor display faces in our iHM, Americas outdoor, and International outdoor operations.

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

•         the risk that our cost savings or revenue initiatives may not be entirely successful or that any cost savings achieved from those initiatives may not persist; and

•         certain other factors set forth in our other filings with the Securities and Exchange Commission.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Los Angeles Litigation

In 2008, Summit Media, LLC, one of the Company’s competitors, sued the City of Los Angeles (the “City”), Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties and pursuant to which Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays.  In 2009 the Los Angeles Superior Court ruled that the settlement agreement constituted an ultra vires act of the City, and nullified its existence.  After further proceedings, on April 12, 2013 the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. (77 of which displays were operating at the time of the ruling), and Clear Channel Outdoor, Inc. was required to turn off the electrical power to all affected digital displays on April 15, 2013.  The digital display structures remain intact but digital displays are currently prohibited in the City.  Clear Channel Outdoor, Inc. is seeking permits under the existing City sign code to either wrap the LED faces with vinyl or convert the LED faces to traditional static signs, and has obtained a number of such permits.  Clear Channel Outdoor, Inc. is also pursuing a new ordinance to permit digital signage in the City.

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
4.1

Third Supplemental Indenture, dated as of August 22, 2014, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, and Law Debenture Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Form 8-K filed on August 22, 2014).

4.2

Indenture, dated as of September 10, 2014, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 4.1 to iHeartCommunications, Inc.’s Current Report on Form 8-K filed on September 10, 2014).

4.3	Form of 9.0% Priority Guarantee Notes due 2022 (incorporated by reference to Exhibit 4.2 to iHeartCommunications, Inc.’s Current Report on Form 8-K filed on September 10, 2014).
4.4

Exchange and Registration Rights Agreement, dated as of September 10, 2014, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, certain subsidiary guarantors named therein and Goldman, Sachs & Co. and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 4.3 to iHeartCommunications, Inc.’s Current Report on Form 8-K filed on September 10, 2014).

4.5

Supplemental Indenture, dated as of September 29, 2014, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, certain subsidiary guarantors named therein, U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent and Deutsche Bank Trust Company Americas, as the collateral agent (incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on September 29, 2014).

4.6

Exchange and Registration Rights Agreement, dated as of September 29, 2014, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, certain subsidiary guarantors named therein and Morgan Stanley & Co. LLC and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.2 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on September 29, 2014).

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

IHEARTMEDIA CAPITAL I, LLC

October 28, 2014

/s/ SCOTT D. HAMILTON

Scott D. Hamilton

Senior Vice President, Chief Accounting Officer and Assistant Secretary