Form 10-K
period 2014-12-31
iHeartMedia Capital I, LLC
filed 2015-02-19
CIK 1457737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2014, or

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  YES [  ]  NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K as, among other things, all of the registrant’s equity securities are owned indirectly by iHeartMedia, Inc., which is a reporting company under the Securities Exchange Act of 1934 and which has filed with the SEC all materials required to be filed pursuant to Section 13, 14 or 15(d) thereof, and the registrant is therefore filing this Form 10-K with a reduced disclosure format.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

IHEARTMEDIA CAPITAL I, LLC

INDEX TO FORM 10-K

Page

Number

PART I

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases

PART III

Item 10.       Directors, Executive Officers and Corporate Governance (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)................................................................................................................................... 125

Item 11.       Executive Compensation (intentionally omitted pursuant to General Instruction I(2)(c)

                       of Form 10-K)........................................................................................................................................................................................ 125

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related

                       Stockholder Matters (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)..................................... 125

Item 13.       Certain Relationships and Related Transactions, and Director Independence (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)................................................................................................... 125

Item 14.       Principal Accounting Fees and Services............................................................................................................................................ 125

PART IV

Item 15.       Exhibits and Financial Statement Schedules................................................................................................................................... 126

PART I

ITEM 1.  Business

The Company

iHeartMedia Capital I, LLC (formerly known as Clear Channel Capital I, LLC) (the “Company”) is the direct parent of iHeartCommunications, Inc., a Texas corporation (“iHeartCommunications”).  The Company and certain of iHeartCommunications’ direct and indirect wholly-owned domestic subsidiaries fully and unconditionally guarantee on a joint and several basis certain of iHeartCommunications’ outstanding indebtedness.  The Company is a limited liability company organized under Delaware law, with all of its interests being held by iHeartMedia Capital II, LLC, a direct, wholly-owned subsidiary of iHeartMedia, Inc. (“Parent”).

Parent was formed in May 2007 by private equity funds sponsored by Bain Capital Partners, LLC (“Bain Capital”) and Thomas H. Lee Partners, L.P. (“THL”) (together, the “Sponsors”) to effect the acquisition of iHeartCommunications by Parent. On July 30, 2008, Parent acquired iHeartCommunications. The acquisition was effected by the merger of an entity formed by the Sponsors, then an indirect subsidiary of Parent, with and into iHeartCommunications. As a result of the merger, iHeartCommunications became a wholly-owned subsidiary of Parent, held indirectly through intermediate holding companies including the Company. Upon the consummation of the merger, Parent became a public company and iHeartCommunications was no longer a public company.

You can find more information about us at our Internet website located at www.iheartmedia.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). The contents of our website are not deemed to be part of this Annual Report on Form 10-K or any of our other filings with the SEC.

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

Our Business Segments

We are a diversified media and entertainment company with three reportable business segments:  iHeartMedia (“iHM”); Americas outdoor advertising (“Americas outdoor”); and International outdoor advertising (“International outdoor”).  Our iHM segment provides media and entertainment services via broadcast and digital delivery and also includes our national syndication business.  Our Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types.  Our Americas outdoor segment consists of operations primarily in the United States and Canada.  Our International outdoor segment consists of operations primarily in Asia, Australia, Europe and Latin America.  Our “Other” category includes our full-service media representation business, Katz Media Group (“Katz Media”), as well as other general support services and initiatives which are ancillary to our other businesses.  Approximately half of our revenue is generated from our iHM segment. The remaining half is comprised of our Americas outdoor and our International outdoor advertising segments, as well as Katz Media and other general support services and initiatives.

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

iHM

Our iHM operations include radio broadcasting, online and mobile services and products, program syndication, entertainment, traffic and weather data distribution and music research services.  Our radio stations and content can be heard on AM/FM stations, HD digital radio stations, satellite radio, at iHeartRadio.com and our radio stations’ websites, and through our iHeartRadio mobile application on smart phones and tablets, on gaming consoles, via in-home entertainment, in enhanced automotive platforms, as well as in-vehicle entertainment and navigation systems.

As of December 31, 2014, we owned 858 domestic radio stations servicing more than 150 U.S. markets, including 44 of the top 50 markets and 84 of the top 100 markets.  In addition, we provide programming and sell air time on one radio station owned by a third-party under a local marketing agreement.  We are also the beneficiary of Aloha Station Trust, LLC, which owns and operates 16 radio stations, and the Brunswick Trust, which owns and operates 1 radio station, all of which we were required to divest in order to comply with Federal Communication Commission (“FCC”) media ownership rules, and which are being marketed for sale.

In addition to our local radio programming, we also operate Premiere Networks (“Premiere”), a national radio network that produces, distributes or represents more than 90 syndicated radio programs and serves more than 5,500 radio station affiliates, reaching approximately 245 million listeners monthly.  We also deliver real-time traffic information via navigation systems, radio and television broadcast media and wireless and Internet-based services through our traffic business, Total Traffic & Weather Network.

We also promote, produce and curate special nationally-recognized events for our listeners, including the iHeartRadio Music Festival, the iHeartRadio Ultimate Pool Party, the iHeartRadio Jingle Ball Concert Tour, the iHeartRadio Country Festival, the iHeartRadio Ultimate Valentine’s Escape and the iHeartRadio Fiesta Latina.

Strategy

Our iHM strategy centers on delivering entertaining and informative content across multiple platforms, including broadcast, mobile and digital as well as events.  We strive to serve our listeners by providing the content they desire on the platform they prefer, while supporting advertisers, strategic partners, music labels and artists with a diverse platform of creative marketing opportunities designed to effectively reach and engage target audiences.  Our iHM strategy also focuses on continuing to improve the operations of our stations by providing valuable programming and promotions, as well as sharing best practices across our stations in marketing, distribution, sales and cost management.

Promote Broadcast Radio Media Spending.  Given the attractive reach and metrics of both the broadcast radio industry in general and iHM in particular, as well as our depth and breadth of relationships with both media agencies and national and local advertisers, we believe we can drive broadcast radio’s share of total media spending by using our dedicated national sales team to highlight the value of broadcast radio relative to other media.  We have made and continue to make significant investments in research to enable our clients to better understand how our assets can successfully reach their target audiences and promote their advertising campaigns; broadened our national sales teams and initiatives to better develop, create and promote their advertising campaigns; invested in technology to enhance our platform and capabilities; and continue to seek opportunities to deploy our iHeartRadio digital radio service across both existing and emerging devices and platforms. We are also working closely with advertisers, marketers and agencies to meet their needs through new products, events and services developed through optimization of our current portfolio of assets, as well as to develop tools to determine how effective broadcast radio is in reaching their desired audiences.

Promote Local and National Advertising.  We intend to grow our iHM businesses by continuing to develop effective programming, creating new solutions for our advertisers and agencies, fostering key relationships with advertisers and improving our local and national sales teams. We intend to leverage our diverse collection of assets, our programming and creative strengths, and our consumer relationships to create events, such as one-of-a-kind local and national promotions for our listeners, and develop new, innovative technologies and products to promote our advertisers.  We seek to maximize revenue by closely managing our advertising opportunities and pricing to compete effectively in local markets. We operate price and yield information systems, which provide detailed inventory information. These systems enable our station managers and sales directors to adjust commercial inventory and pricing based on local market demand, as well as to manage and monitor different commercial durations (60 second, 30 second, 15 second and five second) in order to provide more effective advertising for our customers at what we believe are optimal prices given market conditions.

Continue to Enhance the Listener Experience.  We intend to continue enhancing the listener experience by offering a wide variety of compelling content and methods of delivery.  We will continue to provide the content our listeners desire on their preferred platforms.  Our investments have created a collection of leading on-air talent. For example, Premiere offers more than 90 syndicated radio programs and services for more than 5,500 radio station affiliates across the United States, including popular programs such as Rush Limbaugh, Sean Hannity, Glenn Beck, Ryan Seacrest, Steve Harvey, Elvis Duran, Bobby Bones and Delilah. Our distribution capabilities allow us to attract top talent and more effectively utilize programming, sharing our best and most compelling content across many stations.

Continue to Deliver Nationally-Recognized Live Events.  We intend to continue to deliver nationally-recognized live events to our listeners, such as the iHeartRadio Music Festival, the iHeartRadio Ultimate Pool Party, the iHeartRadio Jingle Ball Concert Tour, the iHeartRadio Country Festival, the iHeartRadio Ultimate Valentine’s Escape and the iHeartRadio Fiesta Latina, featuring some of the biggest names in the music industry.

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

•         Websites and Mobile Applications.  We have developed mobile and Internet applications such as the iHeartRadio smart phone application and website and websites for our stations and personalities. These mobile and Internet applications allow listeners to use their smart phones, tablets or other digital devices to interact directly with stations, find titles/artists, request songs and create custom and personalized stations while providing an additional method for advertisers to reach consumers. As of December 31, 2014, our iHeartRadio mobile application has been downloaded approximately 500 million times (including updates). iHeartRadio provides a unique digital music experience by offering access to more than 1,900 live broadcast and digital-only radio stations, plus user-created custom stations with broad social media integration and our on demand content from our premium talk partnerships and user generated talk shows. Through our digital platforms, we estimate that we had more than 81 million unique digital visitors for the month of December 2014.

Sources of Revenue

Our iHM segment generated 50%, 50%, and 49% of our revenue for the years ended December 31, 2014, 2013 and 2012, respectively.  The primary source of revenue in our iHM segment is the sale of commercials on our radio stations for local and national advertising.  Our iHeartRadio mobile application and website, our station websites, national live events and Total Traffic & Weather Network also provide additional means for our advertisers to reach consumers.

Our advertisers cover a wide range of categories, including consumer services, retailers, entertainment, health and beauty products, telecommunications, automotive, media and political.  Our contracts with our advertisers range from less than a one-year to multi-year terms.  We also generate revenues from network compensation, our online services, our traffic business, events and other miscellaneous transactions.  These other sources of revenue supplement our traditional advertising revenue without increasing on-air commercial time.

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

Radio Stations

As of December 31, 2014, we owned 858 radio stations, including 246 AM and 612 FM domestic radio stations, of which 148 stations were in the top 25 markets.  Therefore, no one property is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.

Radio broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”).  As described in “Regulation of Our iHeartMedia Business” below, the FCC grants us licenses in order to operate our radio stations.  The following table provides the number of owned radio stations in the top 25 Nielsen-ranked markets within our iHM segment.

Nielsen		Number
Market		of
Rank(1)	Market	Stations
1	New York, NY	6
2	Los Angeles, CA	8
3	Chicago, IL	7
4	San Francisco, CA	7
5	Dallas-Ft. Worth, TX	6
6	Houston-Galveston, TX	6
7	Washington, DC	5
8	Philadelphia, PA	6
9	Atlanta, GA	7
10	Boston, MA	5
11	Miami-Ft. Lauderdale-Hollywood, FL	7
12	Detroit, MI	6
13	Seattle-Tacoma, WA	7
14	Phoenix, AZ	8
15	Puerto Rico	-
16	Minneapolis-St. Paul, MN	6
17	San Diego, CA	7
18	Denver-Boulder, CO	8
19	Tampa-St. Petersburg-Clearwater, FL	8
20	Nassau-Suffolk (Long Island), NY	-
21	Baltimore, MD	4
22	St. Louis, MO	6
23	Portland, OR	7
24	Charlotte-Gastonia-Rock Hill, NC-SC	5
25	Riverside-San Bernardino	6
	Total Top 25 Markets(2)	148

(1)        Source: Fall 2014 Arbitron Radio Market Rankings.

(2)        Included in the total are stations that were placed in a trust in order to bring the merger into compliance with the FCC’s media ownership rules.  We have divested certain of these stations in the past and will continue to divest these stations as required.

Premiere Networks

We operate Premiere, a national radio network that produces, distributes or represents more than 90 syndicated radio programs and services for more than 5,500 radio station affiliates, reaching approximately 245 million listeners monthly.  Our broad distribution capabilities enable us to attract and retain top programming talent. Some of our more popular syndicated programs include Rush Limbaugh, Sean Hannity, Glenn Beck, Ryan Seacrest, Steve Harvey, Elvis Duran, Bobby Bones and Delilah.  We believe recruiting and retaining top talent is an important component of the success of our radio networks.

Total Traffic & Weather Network

Total Traffic & Weather Network delivers real-time local traffic flow and incident information along with weather updates to more than 1,900 radio and approximately 180 television affiliates, as well as through Internet and mobile partnerships, reaching nearly 200 million consumers each month. Total Traffic & Weather Network services more than 200 markets in the United States, Canada and Mexico. It operates the largest broadcast traffic navigation network in North America and has expanded its offerings to include news and sports content.

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

Americas Outdoor Advertising

We are one of the largest outdoor advertising companies in North America (based on revenues), which includes the United States and Canada.  Approximately 95% of our revenue in our Americas outdoor advertising segment was derived from the United States in each of the years ended December 31, 2014, 2013 and 2012.  We own or operate approximately 103,000 display structures in our Americas outdoor segment with operations in 45 of the 50 largest markets in the United States, including all of the 20 largest markets.

Our Americas outdoor assets consist of traditional and digital billboards, street furniture and transit displays, airport displays and wallscapes and other spectaculars, which we own or operate under lease management agreements. Our Americas outdoor advertising business is focused on metropolitan areas with dense populations.

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

Promote Outdoor Media Spending.  Given the attractive industry fundamentals of outdoor media and our depth and breadth of relationships with both local and national advertisers, we believe we can drive outdoor advertising's share of total media spending by using our dedicated national sales team to highlight the value of outdoor advertising relative to other media.  Outdoor advertising only represented 4% of total dollars spent on advertising in the United States in 2014. We have made and continue to make significant investments in research tools that enable our clients to better understand how our displays can successfully reach their target audiences and promote their advertising campaigns. Also, we are working closely with clients, advertising agencies and other diversified media companies to develop more sophisticated systems that will provide improved audience metrics for outdoor advertising.  For example, we have implemented the TAB Out of Home Ratings audience measurement system which: (1) separately reports audiences for billboards, posters, junior posters, transit shelters and phone kiosks, (2) reports for geographically sensitive reach and frequency, (3) provides granular detail, reporting individual out of home units in over 200 designated market areas, (4) provides detailed demographic data comparable to other media, and (5) provides true commercial ratings based on people who see the advertising.

Continue to Deploy Digital Displays.  Digital outdoor advertising provides significant advantages over traditional outdoor media. Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously change advertising copy on a large number of displays, allowing us to sell more advertising opportunities to advertisers. The ability to change copy by time of day and quickly change messaging based on advertisers’ needs creates additional flexibility for our customers. Although digital displays require more capital to construct compared to traditional bulletins, the advantages of digital allow us to penetrate new accounts and categories of advertisers, as well as serve a broader set of needs for existing advertisers. Digital displays allow for high-frequency, 24-hour advertising changes in high-traffic locations and allow us to offer our clients optimal flexibility, distribution, circulation and visibility. We expect this trend to continue as we increase our quantity of digital inventory. As of December 31, 2014, we have deployed more than 1,100 digital billboards in 37 markets in the United States.

Sources of Revenue

Americas outdoor generated 20%, 21% and 20% of our revenue in 2014, 2013 and 2012, respectively.  Americas outdoor revenue is derived from the sale of advertising copy placed on our traditional and digital displays.  Our display inventory consists primarily of billboards, street furniture displays and transit displays.  The margins on our billboard contracts, including those related to digital billboards, tend to be higher than those on contracts for other displays, due to their greater size, impact and location along major roadways that are highly trafficked.  Billboards comprise approximately two-thirds of our display revenues.  The following table shows the approximate percentage of revenue derived from each category for our Americas outdoor inventory:

	Year Ended December 31,
	2014	2013	2012
Billboards:
Bulletins	58%	57%	56%
Posters	13%	13%	13%
Street furniture displays	4%	4%	4%
Transit displays	17%	17%	17%
Other displays (1)	8%	9%	10%
Total	100%	100%	100%

(1)       Includes spectaculars and wallscapes.

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

•         Posters.   Digital posters are available in addition to the traditional poster-size and junior poster-size.  Similar to digital bulletins, digital posters display static messages that resemble standard printed posters when viewed, and are linked through centralized computer systems to instantaneously and simultaneously change messages throughout the course of a day.  Traditional posters are approximately 11 feet high by 23 feet wide, and the traditional junior posters are approximately 5 feet high by 11 feet wide.  Advertising copy for traditional posters is digitally printed on a single piece of polyethylene material that is then transported and secured to the poster surfaces.  Advertising copy for traditional junior posters is printed using silk screen, lithographic or digital process to transfer the designs onto paper that is then transported and secured to the poster surfaces.  Posters generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater demographic targeting than those displayed on bulletins.  Our poster rates typically are less than our bulletin rates, and our client contracts for posters generally have terms ranging from four weeks to one year.  Premiere displays, which consist of premiere panels and squares, are innovative hybrids between bulletins and posters that we developed to provide our clients with an alternative for their targeted marketing campaigns.  The premiere displays use one or more poster panels, but with vinyl advertising stretched over the panels similar to bulletins.  Our intent is to combine the creative impact of bulletins with the additional reach and frequency of posters.

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

Transit Displays

Our transit displays are advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams, and within the common areas of rail stations and airports, and are available in both traditional and digital formats.  Similar to street furniture, contracts for the right to place our displays on such vehicles or within such transit systems and to sell advertising space on them generally are awarded by public transit authorities in competitive bidding processes or are negotiated with private transit operators.  Generally, these contracts have terms ranging from five to ten years.  Our client contracts for transit displays generally have terms ranging from four weeks to one year.

Other Displays

The balance of our display inventory consists of spectaculars and wallscapes.  Spectaculars are customized display structures that often incorporate video, multidimensional lettering and figures, mechanical devices and moving parts and other embellishments to create special effects.  The majority of our spectaculars are located in Times Square in New York City, the Gardiner Expressway in Toronto, and the Fashion Show Mall and Miracle Mile Shops in Las Vegas.  Client contracts for spectaculars typically have terms of one year or longer.  A wallscape is a display that drapes over or is suspended from the sides of buildings or other structures.  Generally, wallscapes are located in high-profile areas where other types of outdoor advertising displays are limited or unavailable.  Clients typically contract for individual wallscapes for extended terms.

Advertising Inventory and Markets

As of December 31, 2014, we owned or operated approximately 103,000 display structures in our Americas outdoor advertising segment with operations in 45 of the 50 largest markets in the United States, including all of the 20 largest markets.  Therefore, no one property is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.

Our displays are located on owned land, leased land or land for which we have acquired permanent easements.  The majority of the advertising structures on which our displays are mounted require permits.  Permits are granted for the right to operate an advertising structure as long the structure is used in compliance with the laws and regulations of the applicable jurisdiction.

Competition

The outdoor advertising industry in the Americas is fragmented, consisting of several large companies involved in outdoor advertising, such as OUTFRONT Media Inc. and Lamar Advertising Company, as well as  numerous smaller and local companies operating a limited number of displays in a single market or a few local markets.  We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, online and other forms of advertisement.  Outdoor advertising companies compete primarily based on ability to reach consumers, which is driven by location of the display.

International Outdoor Advertising

Our International outdoor business segment includes our operations in Asia, Australia, Europe and Latin America, with approximately 33% of our revenue in this segment derived from France and the United Kingdom for the years ended December 31, 2014, 2013 and 2012.  As of December 31, 2014, we owned or operated more than 540,000 displays across 26 countries.

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

Continue to Deploy Digital Display Networks.  Internationally, digital out-of-home displays are a dynamic medium which enables our customers to engage in real-time, tactical, topical and flexible advertising.  We will continue our focused and dedicated digital strategy as we remain committed to the digital development of out-of-home communication solutions internationally.  Through our international digital brand, Clear Channel Play, we are able to offer networks of digital displays in multiple formats and multiple environments including bus shelters, airports, transit, malls and flagship locations.  We seek to achieve greater consumer engagement and flexibility by delivering powerful, flexible and interactive campaigns that open up new possibilities for advertisers to engage with their target audiences.  We had more than 4,700 digital displays in 20 countries across Europe, Asia and Latin America as of December 31, 2014.

Sources of Revenue

Our International outdoor segment generated 27% of our revenue in 2014, 2013 and 2012.  International outdoor advertising revenue is derived from the sale of traditional advertising copy placed on our display inventory and electronic displays which are part of our network of digital displays.  Our International outdoor display inventory consists primarily of street furniture displays, billboards, transit displays and other out-of-home advertising displays. The following table shows the approximate percentage of revenue derived from each inventory category of our International outdoor segment:

	Year Ended December 31,
	2014	2013	2012
Street furniture displays	49%	48%	46%
Billboards	22%	23%	26%
Transit displays	9%	9%	8%
Other (1)	20%	20%	20%
Total	100%	100%	100%

(1)     Includes advertising revenue from mall displays, other small displays, and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services, operation of Smartbike programs and production revenue.

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

Advertising Inventory and Markets

As of December 31, 2014, we owned or operated more than 540,000 displays in our International outdoor segment, with operations across 26 countries.  Our International outdoor display count includes display faces, which may include multiple faces on a single structure, as well as small, individual displays.  As a result, our International outdoor display count is not comparable to our Americas outdoor display count, which includes only unique displays.  No one property is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.

Competition

The international outdoor advertising industry is fragmented, consisting of several large companies involved in outdoor advertising, such as JCDecaux and ExterionMedia, as well as numerous smaller and local companies operating a limited number of displays in a single market or a few local markets.  We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, online and other forms of advertisement.  Outdoor companies compete primarily based on ability to reach consumers, which is driven by location of the display.

Other

Our Other category includes our media representation firm, Katz Media, as well as other general support services and initiatives which are ancillary to our other businesses.

Katz Media, a leading media representation firm in the U.S. for radio and television stations, sells national spot advertising time for clients in the radio and television industries throughout the United States.  As of December 31, 2014, Katz Media represented more than 4,000 radio stations, approximately one-fifth of which are owned by us.  Katz Media also represents more than 700 television and digital multicast stations.

Katz Media generates revenue primarily through contractual commissions realized from the sale of national spot and online advertising.  National spot advertising is commercial airtime sold to advertisers on behalf of radio and television stations.  Katz Media represents its media clients pursuant to media representation contracts, which typically have terms of up to ten years in length.

Employees

As of December 31, 2014, we had approximately 14,500 domestic employees and approximately 4,700 international employees, of which approximately 17,700 were in direct operations and 1,500 were in administrative or corporate related activities.  Approximately 800 of our employees are subject to collective bargaining agreements in their respective countries. We are a party to numerous collective bargaining agreements, none of which represent a significant number of employees.  We believe that our relationship with our employees is good.

Seasonality

Required information is located within Item 7 of Part II of this Annual Report on Form 10-K.

Regulation of our iHeartMedia Business

General

The following is a brief summary of certain statutes, regulations, policies and proposals affecting our iHeartMedia business.  For example, radio broadcasting is subject to the jurisdiction of the FCC under the Communications Act.  The Communications Act permits the operation of a radio broadcast station only under a license issued by the FCC upon a finding that grant of the license would serve the public interest, convenience and necessity.  Among other things, the Communications Act empowers the FCC to: issue, renew, revoke and modify broadcasting licenses; assign frequency bands for broadcasting; determine stations’ frequencies, locations, power and other technical parameters; impose penalties for violation of its regulations, including monetary forfeitures and, in extreme cases, license revocation; impose annual regulatory and application processing fees; and adopt and implement regulations and policies affecting the ownership, program content, employment practices and many other aspects of the operation of broadcast stations.

This summary does not comprehensively cover all current and proposed statutes, regulations and policies affecting our iHeartMedia business.  Reference should be made to the Communications Act and other relevant statutes, regulations, policies and proceedings for further information concerning the nature and extent of regulation of our iHeartMedia business.  Finally, several of the following matters are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or its impact on our iHeartMedia business.

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

The FCC is required to conduct periodic reviews of its media ownership rules.  In 2003, the FCC, among other actions, modified the radio ownership rules and adopted new cross-media ownership limits.  The U.S. Court of Appeals for the Third Circuit initially stayed implementation of the new rules.  Later, it lifted the stay as to the radio ownership rules, allowing the modified rules to go into effect.  It retained the stay on the cross-media ownership limits and remanded them to the FCC for further justification (leaving in effect separate pre-existing FCC rules governing newspaper-broadcast and radio-television cross-ownership).  In 2007, the FCC adopted a decision that revised the newspaper-broadcast cross-ownership rule but made no changes to the radio ownership or radio-television cross-ownership rules.  In 2011, the U.S. Court of Appeals for the Third Circuit vacated the FCC’s revisions to the newspaper-broadcast cross-ownership rule and otherwise upheld the FCC’s decision to retain the current radio ownership and radio-television cross-ownership rules.  The U.S. Supreme Court denied review of the Third Circuit’s decision.  The FCC began a periodic review of its media ownership rules in 2010 and issued a notice of proposed rulemaking, but did not complete the proceeding.  The FCC has commenced its 2014 periodic review and has incorporated the record of the 2010 review proceeding with a further notice of proposed rulemaking.  We cannot predict the outcome of the FCC’s media ownership proceedings or their effects on our business in the future.

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

Alien Ownership Restrictions

The Communications Act restricts foreign entities or individuals from owning or voting more than 20% of the equity of a broadcast licensee directly.  It also restricts foreign entities or individuals from owning or voting more than 25% of a licensee’s equity indirectly (i.e., through a parent company), unless the FCC has made a finding that greater indirect foreign ownership is in the public interest. Since we serve as a holding company for FCC licensee subsidiaries, we are effectively restricted from having more than one-fourth of our stock owned or voted directly or indirectly by foreign entities or individuals.  In November 2013, the FCC clarified that it would entertain and authorize, on a case-by-case basis and upon a sufficient public interest showing, proposals to exceed the 25% foreign ownership limit in broadcasting holding companies.

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

Equal Employment Opportunity

The FCC’s rules require broadcasters to engage in broad equal employment opportunity recruitment efforts, retain data concerning such efforts and report much of this data to the FCC and to the public via periodic reports filed with the FCC or placed in stations’ public files and websites.  Broadcasters could be sanctioned for noncompliance.

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

Content, Licenses and Royalties

We must pay royalties to copyright owners of musical compositions (typically, songwriters and publishers) whenever we broadcast or stream musical compositions.  Copyright owners of musical compositions most often rely on intermediaries known as performing rights organizations (“PROs”) to negotiate licenses with copyright users for the public performance of their compositions, collect royalties under such licenses and distribute them to copyright owners. We have obtained public performance licenses from, and pay license fees to, the three major PROs in the United States, which are the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”), and SESAC, Inc. (“SESAC”).  There is no guarantee that a given songwriter or publisher will remain associated with ASCAP, BMI or SESAC or that additional PROs will not emerge.  For example, a new PRO has reportedly been formed to seek premium royalty rates for certain high-value copyright owners, and a major music publisher has announced that it is considering withdrawing all of its rights from ASCAP and BMI.  The withdrawal of a significant number of musical composition copyright owners from the three established PROs, and/or the emergence of one or more additional PROs, could increase our royalty rates and negotiation costs.

To secure the rights to stream music content over the Internet, we also must obtain performance rights licenses and pay public performance royalties to copyright owners of sound recordings (typically, performing artists and record companies).  Under Federal statutory licenses, we are permitted to stream any lawfully released sound recordings and to make ephemeral reproductions of these recordings on our computer servers without having to separately negotiate and obtain direct licenses with each individual copyright owner as long as we operate in compliance with the rules of those statutory licenses and pay the applicable royalty rates to SoundExchange, the organization designated by the Copyright Royalty Board to collect and distribute royalties under these statutory licenses.  Federal law governs copyrights for sound recordings fixed on or after February 15, 1972.  Sound recording copyright owners have asserted that state law requires payments for digital audio transmissions services for unauthorized public performances and reproductions of recordings fixed before that date (“pre-72 recordings”).  Sound recording copyright owners have sued digital audio transmission services for unauthorized public performances and reproductions of pre-72 recordings under various state laws, and courts in two states have issued decisions favorable to the copyright owners.  If one or more of these decisions is upheld on appeal and held to apply to radio broadcasting or Internet simulcasting, it could impede our ability to broadcast or stream pre-72 recordings and/or increase our licensing and negotiating costs of doing so.

The rates at which we pay royalties to copyright owners are privately negotiated or set pursuant to a regulatory process.  In addition, we have business arrangements directly with some copyright owners to receive deliveries of and, in some cases, to directly license their sound recordings for use in our Internet operations.  There is no guarantee that the licenses and associated royalty rates that currently are available to us will be available to us in the future.  Congress may consider and adopt legislation that would require us to pay royalties to sound recording copyright owners for the broadcast of those recordings on our terrestrial radio stations. In addition, proceedings before the Copyright Royalty Board have commenced to establish copyright royalty rates for the public performance and ephemeral reproduction of sound recordings by various noninteractive webcasters, including radio broadcasters that simulcast their terrestrial programming online, to apply to the period January 1, 2016-December 31, 2020.  Increased royalty rates could significantly increase our expenses, which could adversely affect our business.

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

We performed impairment tests on our goodwill and other intangible assets during the fourth quarter of 2014, 2013 and 2012 and recorded non-cash impairment charges of $19.2 million, $17.0 million and $37.7 million, respectively.  Although we believe we have made reasonable estimates and used appropriate assumptions to calculate the fair value of our licenses, billboard permits and reporting units, it is possible a material change could occur.  If actual market conditions and operational performance for the respective reporting units underlying the intangible assets were to deteriorate, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the indefinite-lived assets or goodwill for these reporting units below their adjusted carrying amounts, we may also be required to recognize additional impairment charges in future periods, which could have a material impact on our financial condition and results of operations.

To service our debt obligations and to fund capital expenditures, we will require a significant amount of cash to meet our needs, which depends on many factors beyond our control

Our ability to service our debt obligations and to fund capital expenditures will require a significant amount of cash.  Our primary source of liquidity is cash on hand, cash flow from operations and borrowing capacity under iHeartCommunications’ receivables based credit facility, subject to certain limitations contained in iHeartCommunications’ material financing agreements.  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flow from operations, borrowing capacity under iHeartCommunications’ receivables based credit facility and cash flow from other liquidity-generating transactions will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next twelve months. However, our ability to fund our working capital, capital expenditures, debt service and other obligations, and to comply with the financial covenant under iHeartCommunications’ financing agreements, depends on our future operating performance and cash from operations and other liquidity-generating transactions, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control. If our future operating performance does not meet our expectation or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing.  In addition, the purchase price of possible acquisitions, capital expenditures for deployment of digital billboards and/or other strategic initiatives could require additional indebtedness or equity financing on our part.  Adverse securities and credit market conditions could significantly affect the availability of equity or debt financing. In connection with iHeartCommunications’  financing transactions completed during 2014, the average interest rate on our outstanding debt has increased.  We anticipate paying cash interest of approximately $1.6 billion during 2015.  Future financing transactions may further increase interest expense, which could in turn reduce our financial flexibility and our ability to fund other activities and make us more vulnerable to changes in operating performance or economic downturns generally.  There can be no assurance that additional financing, if permitted under the terms of iHeartCommunications’  financing agreements, will be available on terms acceptable to us or at all. The inability to generate sufficient cash or obtain additional financing could have a material adverse effect on our financial condition and on our ability to meet iHeartCommunications’  obligations or pursue strategic initiatives.

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

We face intense competition in our iHeartMedia and our outdoor advertising businesses

We operate in a highly competitive industry, and we may not be able to maintain or increase our current audience ratings and advertising and sales revenues. Our iHeartMedia and our outdoor advertising businesses compete for audiences and advertising revenues with other iHeartMedia businesses and outdoor advertising businesses, as well as with other media, such as newspapers, magazines, television, direct mail, portable digital audio players, mobile devices, satellite radio, Internet-based services and live entertainment, within their respective markets. Audience ratings and market shares are subject to change, which could have the effect of reducing our revenues in that market. Our competitors may develop technology, services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It also is possible that new competitors may emerge and rapidly acquire significant market share in any of our business segments.  An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.

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

Our iHeartMedia business is dependent upon the performance of on-air talent and program hosts

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

Our business is dependent on our management team and other key individuals

Our business is dependent upon the performance of our management team and other key individuals.  A number of key individuals have joined us or assumed increased responsibilities over the past several years, including Robert W. Pittman, who became our Chief Executive Officer on October 2, 2011, C. William Eccleshare, who was promoted to be our Chief Executive Officer—Outdoor on January 24, 2012, and Richard J. Bressler, who became our President and Chief Financial Officer on July 29, 2013.  Effective January 2014, Mr. Pittman and Mr. Bressler assumed direct management responsibility for our iHeartMedia division in addition to their existing roles.  Although we have entered into agreements with some members of our management team and certain other key individuals, we can give no assurance that all or any of our management team and other key individuals will remain with us, or that we won’t continue to make changes to the composition of, and the roles and responsibilities of, our management team.  Competition for these individuals is intense and many of our key employees are at-will employees who are under no legal obligation to remain with us, and may decide to leave for a variety of personal or other reasons beyond our control.  We are currently contemplating modifying certain roles and responsibilities of specified members of our management team to more align with their operational focus.  If members of our management or key individuals decide to leave us in the future, if we decide to make further changes to the composition of, or the roles and responsibilities of, these individuals, or if we are not successful in attracting, motivating and retaining other key employees, our business could be adversely affected.

Extensive current government regulation, and future regulation, may limit our radio broadcasting and other iHeartMedia operations or adversely affect our business and financial results

Congress and several federal agencies, including the FCC, extensively regulate the domestic radio industry.  For example, the FCC could impact our profitability by imposing large fines on us if, in response to pending complaints, it finds that we broadcast indecent programming or committed other violations of FCC regulations.  We could face significant fines, for instance, as a result of pending FCC investigations into the allegedly inappropriate broadcast of emergency alert signals by several of our stations.  Additionally, we cannot be sure that the FCC will approve renewal of the licenses we must have in order to operate our stations.  Nor can we be assured that our licenses will be renewed without conditions and for a full term.  The non-renewal, or conditioned renewal, of a substantial number of our FCC licenses, could have a materially adverse impact on our operations.  Furthermore, possible changes in interference protections, spectrum allocations and other technical rules may negatively affect the operation of our stations.  For example, in January 2011, a law that eliminates certain minimum distance separation requirements between full-power and low-power FM radio stations was enacted, which could lead to increased interference between our stations and low-power FM stations.  In March 2011, the FCC adopted policies which, in certain circumstances, could make it more difficult for radio stations to relocate to increase their population coverage.  In addition, Congress, the FCC and other regulatory agencies have considered, and may in the future consider and adopt, new laws, regulations and policies that could, directly or indirectly, have an adverse effect on our business operations and financial performance.  For example, Congress may consider and adopt legislation that would impose an obligation upon all U.S. broadcasters to pay performing artists a royalty for the on-air broadcast of their sound recordings (this would be in addition to payments already made by broadcasters to owners of musical work rights, such as songwriters, composers and publishers).  Moreover, it is possible that our license fees and negotiating costs associated with obtaining rights to use musical compositions and sound recordings in our programming content could sharply increase as a result of private negotiations, one or more regulatory rate-setting processes, or administrative and court decisions.  We cannot predict whether such increases will occur.  Such legislation and/or increased royalty rates and negotiating costs could have a material impact on our operations and financial results.  Finally, various regulatory matters relating to our iHeartMedia business are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or its impact on our business.

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

If our security measures are breached, we could lose valuable information, suffer disruptions to our business, and incur expenses and liabilities including damages to our relationships with listeners, business partners and advertisers

Although we have implemented physical and electronic security measures to protect against the loss, misuse and alteration of our websites, digital assets and proprietary business information as well as listener, consumer, business partner and advertiser personally identifiable information, no security measures are perfect and impenetrable and we may be unable to anticipate or prevent unauthorized access.  A security breach could occur due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions.  If an actual or perceived breach of our security occurs, we could lose competitively sensitive business information or suffer disruptions to our business operations, information processes or internal controls.  In addition, the public perception of the effectiveness of our security measures or services could be harmed, we could lose listeners, consumers, business partners and advertisers.  In the event of a security breach, we could suffer financial exposure in connection with remediation efforts, investigations and legal proceedings and changes in our security and system protection measures.

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

Environmental, health, safety and land use laws and regulations may limit or restrict some of our operations

As the owner or operator of various real properties and facilities, especially in our outdoor advertising operations, we must comply with various foreign, federal, state and local environmental, health, safety and land use laws and regulations. We and our properties are subject to such laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances and employee health and safety as well as zoning restrictions. Historically, we have not incurred significant expenditures to comply with these laws. However, additional laws which may be passed in the future, or a finding of a violation of or liability under existing laws, could require us to make significant expenditures and otherwise limit or restrict some of our operations.

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

•         to successfully manage our large portfolio of iHeartMedia, outdoor advertising and other businesses, we may need to:

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

In addition, affiliates of Bain Capital and THL are lenders under iHeartCommunications’ term loan credit facilities and holders of iHeartCommunications’ priority guarantee notes due 2019.  It is possible that their interests in some circumstances may conflict with our interests.

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

Risks Related to Our Indebtedness

The substantial amount of indebtedness of our subsidiary, iHeartCommunications, and its subsidiaries, may adversely affect our cash flows and our ability to operate our business and make us more vulnerable to changes in the economy or our industry

We have a substantial amount of indebtedness. At December 31, 2014, we had $20.3 billion of total indebtedness outstanding, including: (1) $931.2 million aggregate principal amount outstanding under iHeartCommunications’ term loan credit facilities, which mature in January 2016, $5.0 billion aggregate principal amount outstanding under iHeartCommunications’ term loan credit facilities, which mature in January 2019 and $1.3 billion aggregate principal amount outstanding under iHeartCommunications’ term loan credit facilities, which mature in July 2019; (2) $2.0 billion aggregate principal amount outstanding of iHeartCommunications’ 9.0% priority guarantee notes due 2019, which mature in December 2019; (3) $1.7 billion aggregate principal amount outstanding of iHeartCommunications’ 9.0% priority guarantee notes due 2021, net of $34.2 million of unamortized discounts, which mature in March 2021; (4) $575.0 million aggregate principal amount of iHeartCommunications’ outstanding 11.25% priority guarantee notes due 2021, which mature in March 2021; (5) $1.0 billion aggregate principal amount outstanding of iHeartCommunications’ 9.0% priority guarantee notes due 2022, net of $2.4 million of unamortized premiums, which mature in September 2022; (6) $19.3 million aggregate principal amount of other secured debt; (7) $1.6 billion aggregate principal amount outstanding of iHeartCommunications’ 14.0% senior notes due 2021, net of $15.6 million of unamortized discounts, (net of $423.4 million held by a subsidiary of iHeartCommunications), which mature in February 2021; (8) $486.5 million aggregate principal amount outstanding of iHeartCommunications’ Legacy Notes, net of unamortized purchase accounting discounts of $181.4 million (net of $57.1 million held by a subsidiary of iHeartCommunications), which mature at various dates from 2016 through 2027; (9) 730.0 million aggregate principal amount outstanding of iHeartCommunications’ 10.0% senior notes due 2018 (net of $120.0 million held by a subsidiary of iHeartCommunications), which mature in January 2018; (10) $2.7 billion aggregate principal amount outstanding of subsidiary senior notes, net of unamortized discount of $6.2 million, which mature in November 2022; (11) $2.2 billion aggregate principal amount outstanding of subsidiary senior subordinated notes, which mature in March 2020; and (12) other obligations of $1.0 million. This large amount of indebtedness could have negative consequences for us, including, without limitation:

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

If compliance with the debt obligations materially hinders our ability to operate our business and adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may suffer. The terms of iHeartCommunications’ credit facilities and the other indebtedness allow us, under certain conditions, to incur further indebtedness, including secured indebtedness, which heightens the foregoing risks.

iHeartCommunications and its subsidiaries may not be able to generate sufficient cash to service all of their indebtedness, may not be able to refinance all of their indebtedness before it becomes due and may be forced to take other actions to satisfy their obligations under their indebtedness, which may not be successful

iHeartCommunications’ and its subsidiaries’ ability to make scheduled payments on their respective debt obligations depends on their financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond its or our control.  In addition, because iHeartCommunications derives a substantial portion of its operating income from its subsidiaries, iHeartCommunications’ ability to repay its debt depends upon the performance of its subsidiaries, their ability to dividend or distribute funds to iHeartCommunications and iHeartCommunications’ receipt of funds under its cash management arrangement with its subsidiary, CCOH.

iHeartCommunications and its subsidiaries may not generate cash flow from operations in an amount sufficient to fund our liquidity needs.  We anticipate cash interest requirements of approximately $1.6 billion during 2015.  At December 31, 2014, we had debt maturities totaling $3.6 million, $1,126.9 million (net of $57.1 million due to a subsidiary of iHeartCommunications), and $8.2 million in 2015, 2016, and 2017, respectively.  We are currently exploring, and expect to continue to explore, a variety of transactions to provide us with additional liquidity.  We cannot assure you that we will enter into or consummate any such liquidity-generating transactions, or that such transactions will provide sufficient cash to satisfy our liquidity needs, and we cannot currently predict the impact that any such transaction, if consummated, would have on us.

If iHeartCommunications’ and its subsidiaries’ cash flows from operations, refinancing sources and other liquidity-generating transactions are insufficient to fund their respective debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, or seek additional capital.  We may not be able to take any of these actions, and these actions may not be successful or permit iHeartCommunications or its subsidiaries to meet the scheduled debt service obligations.  Furthermore, these actions may not be permitted under the terms of existing or future debt agreements.

The ability to refinance the debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of the debt could be at higher interest rates and increase debt service obligations and may require us, iHeartCommunications and its subsidiaries to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. These alternative measures may not be successful and may not permit us, iHeartCommunications or its subsidiaries to meet scheduled debt service obligations. If we, iHeartCommunications or its subsidiaries cannot make scheduled payments on indebtedness, iHeartCommunications or its subsidiaries, as applicable, will be in default under one or more of the debt agreements and, as a result we could be forced into bankruptcy or liquidation.

Our substantial debt service obligations have increased as a result of iHeartCommunications’ financing transactions and may continue to do so, which could adversely affect our liquidity and prevent us from fulfilling our obligations

In 2014, our debt service obligations increased.  Future financing transactions may further increase our interest expense. The increase in our debt service obligations could adversely affect our liquidity and could have important consequences, including the following:

•         it may make it more difficult for us to satisfy our obligations under our indebtedness and our contractual and commercial commitments; and

•         it may otherwise further limit us in the ways summarized above under “The substantial amount of indebtedness of our subsidiary, iHeartCommunications,  and its subsidiaries, may adversely affect our cash flows and our ability to operate our business and make us more vulnerable to changes in the economy or our industry,” including by reducing our cash available for operations, debt service obligations, future business opportunities, acquisitions and capital expenditures.

Our ability to make payments with respect to iHeartCommunications’ debt obligations will depend on our future operating performance and iHeartCommunications’ ability to continue to refinance its indebtedness, which will be affected by prevailing economic and credit market conditions and financial, business and other factors, many of which are beyond our control.

Because we derive a substantial portion of operating income from our subsidiaries, our ability to repay our debt depends upon the performance of our subsidiaries and their ability to dividend or distribute funds to us.

We derive a substantial portion of operating income from our subsidiaries. As a result, our cash flow and the ability to service our indebtedness depend on the performance of our subsidiaries and the ability of those entities to distribute funds to us. We cannot assure you that our subsidiaries will be able to, or be permitted to, pay to us the amounts necessary to service our debt.

The documents governing our indebtedness contain restrictions that limit our flexibility in operating our business

iHeartCommunications’ material financing agreements, including its credit agreements and indentures, contain various covenants restricting, among other things, our ability to:

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

In addition, under iHeartCommunications’ senior secured credit facilities, iHeartCommunications is required to comply with certain affirmative covenants and certain specified financial covenants and ratios. For instance, iHeartCommunications’ senior secured credit facilities require it to comply on a quarterly basis with a financial covenant limiting the ratio of its consolidated secured debt, net of cash and cash equivalents, to its consolidated EBITDA (as defined under the terms of the senior secured credit facilities) for the preceding four quarters.  The ratio under this financial covenant for the four quarters ended December 31, 2014 is set at 8.75 to 1.

The restrictions contained in iHeartCommunications’ credit agreements and indentures could affect our ability to operate our business and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise.  For example, such restrictions could adversely affect our ability to finance our operations, make strategic acquisitions, investments or alliances, restructure our organization or finance our capital needs.  Additionally, the ability to comply with these covenants and restrictions may be affected by events beyond iHeartCommunications’ or our control.  These include prevailing economic, financial and industry conditions.  If any of these covenants or restrictions is breached, iHeartCommunications could be in default under the agreements governing its indebtedness and, as a result, we would be forced into bankruptcy or liquidation.

Downgrades in our credit ratings may adversely affect our borrowing costs, limit our financing options, reduce our flexibility under future financings and adversely affect our liquidity, and also may adversely impact our business operations

The corporate credit ratings for iHeartCommunications and its indirect subsidiary, Clear Channel Worldwide Holdings, Inc., are speculative-grade. Any reductions in our credit ratings could increase our borrowing costs, reduce the availability of financing to us or increase the cost of doing business or otherwise negatively impact our business operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Corporate

Our corporate headquarters are located in San Antonio, Texas, where we own space in an executive office building and lease a data and administrative service center.  In addition, certain of our executive and other operations are located in New York, New York, Phoenix, Arizona, and London, England.

iHM

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

Consolidated

The studios and offices of our radio stations and outdoor advertising branches are located in leased or owned  facilities.  These leases generally have expiration dates that range from one to 40 years.  We do not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required.  We own substantially all of the equipment used in our iHM and outdoor advertising businesses.  For additional information regarding our iHM and outdoor properties, see “Item 1. Business.”

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As a limited liability company, we do not issue common stock.  There is no established public trading market for our limited liability company interests.  Our sole member is iHeartMedia Capital II, LLC, which owns 100% of our limited liability company interests.  Parent owns 100% of the limited liability company interests of iHeartMedia Capital II, LLC. All equity interests in Parent are owned, directly or indirectly, by the Sponsors and their co-investors, public investors and certain employees of Parent and its subsidiaries, including certain executive officers and directors.

Dividend Policy

We have not declared any dividend on our limited liability company interests since our formation.  We are a holding company with no independent operations and no significant assets other than the stock of our subsidiaries.  We, therefore, are dependent on the receipt of dividends or other distributions from our subsidiaries to pay dividends.  In addition, iHeartCommunications’ debt financing arrangements include restrictions on its ability to pay dividends, which in turn affects our ability to pay dividends.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Capital” and Note 5 to the Consolidated Financial Statements.

Sales of Unregistered Securities

We did not sell any equity securities during 2014 that were not registered under the Securities Act of 1933.

Purchases of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of 2014.

ITEM 6.  Selected Financial Data

The following tables set forth our summary historical consolidated financial and other data as of the dates and for the periods indicated. The summary historical financial data are derived from our audited consolidated financial statements. Certain prior period amounts have been reclassified to conform to the 2014 presentation.  Historical results are not necessarily indicative of the results to be expected for future periods.  Acquisitions and dispositions impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.

The summary historical consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto located within Item 8 of Part II of this Annual Report on Form 10-K.

(In thousands)	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Results of Operations Data:
Revenue	$6,318,533	$6,243,044	$6,246,884	$6,161,352	$5,865,685
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,534,365	2,554,087	2,498,400	2,505,946	2,368,943
Selling, general and administrative expenses (excludes depreciation and amortization)	1,687,208	1,649,861	1,666,418	1,604,524	1,566,580
Corporate expenses (excludes depreciation and amortization)	320,331	313,514	293,207	237,920	300,378
Depreciation and amortization	710,898	730,828	729,285	763,306	732,869
Impairment charges (1)	24,176	16,970	37,651	7,614	15,364
Other operating income (expense), net	40,031	22,998	48,127	12,682	(16,710)
Operating income	1,081,586	1,000,782	1,070,050	1,054,724	864,841
Interest expense	1,741,596	1,649,451	1,549,023	1,466,246	1,533,341
Gain (loss) on marketable securities	-	130,879	(4,580)	(4,827)	(6,490)
Equity in earnings (loss) of nonconsolidated affiliates	(9,416)	(77,696)	18,557	26,958	5,702
Gain (loss) on extinguishment of debt	(43,347)	(87,868)	(254,723)	(1,447)	60,289
Other income (expense), net	9,104	(21,980)	250	(3,169)	(13,834)
Loss before income taxes	(703,669)	(705,334)	(719,469)	(394,007)	(622,833)
Income tax benefit (expense)	(58,489)	121,817	308,279	125,978	159,980
Consolidated net loss	(762,158)	(583,517)	(411,190)	(268,029)	(462,853)
Less amount attributable to noncontrolling interest	31,603	23,366	13,289	34,065	16,236
Net loss attributable to the Company	$(793,761)	$(606,883)	$(424,479)	$(302,094)	$(479,089)

(In thousands)	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Current assets	$2,180,143	$2,513,294	$2,987,753	$2,985,285	$3,603,173
Property, plant and equipment, net	2,699,064	2,897,630	3,036,854	3,063,327	3,145,554
Total assets	14,040,242	15,097,302	16,292,713	16,452,039	17,460,382
Current liabilities	1,364,285	1,763,618	1,782,142	1,428,962	2,098,579
Long-term debt, net of current maturities	20,322,414	20,030,479	20,365,369	19,938,531	19,739,617
Member’s deficit	(9,665,208)	(8,696,635)	(7,995,191)	(7,471,941)	(7,204,686)

(1)        We recorded non-cash impairment charges of $24.2 million, $17.0 million, $37.7 million, $7.6 million and $15.4 million during 2014, 2013, 2012, 2011 and 2010, respectively.  Our impairment charges are discussed more fully in Item 8 of Part II of this Annual Report on Form 10-K.

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

Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes.  Our discussion is presented on both a consolidated and segment basis.  Our reportable segments are iHeartMedia (“iHM”), Americas outdoor advertising (“Americas outdoor” or “Americas outdoor advertising”), and International outdoor advertising (“International outdoor” or “International outdoor advertising”).  Our iHM segment provides media and entertainment services via broadcast and digital delivery and also includes our national syndication business.  Our Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Included in the “Other” category are our media representation business, Katz Media Group, as well as other general support services and initiatives, which are ancillary to our other businesses.

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Other operating income (expense), net, Interest expense, Gain on marketable securities, Equity in earnings of nonconsolidated affiliates, Gain (loss) on extinguishment of debt, Gain (loss) on extinguishment of debt, Other income (expense), net and Income tax benefit (expense) are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

Certain prior period amounts have been reclassified to conform to the 2014 presentation.

iHM

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

iHM management monitors average advertising rates, which are principally based on the length of the spot and how many people in a targeted audience listen to our stations, as measured by an independent ratings service.  Also, our advertising rates are influenced by the time of day the advertisement airs, with morning and evening drive-time hours typically priced the highest.  Management monitors yield per available minute in addition to average rates because yield allows management to track revenue performance across our inventory.  Yield is measured by management in a variety of ways, including revenue earned divided by minutes of advertising sold.

Management monitors macro-level indicators to assess our iHM operations’ performance.  Due to the geographic diversity and autonomy of our markets, we have a multitude of market-specific advertising rates and audience demographics.  Therefore, management reviews average unit rates across each of our stations.

Management looks at our iHM operations’ overall revenue as well as the revenue from each type of advertising, including local advertising, which is sold predominately in a station’s local market, and national advertising, which is sold across multiple markets.  Local advertising is sold by each radio station’s sales staff while national advertising is sold by our national sales team and through our national representation firm.  Local advertising, which is our largest source of advertising revenue, and national advertising revenues are tracked separately because these revenue streams have different sales forces and respond differently to changes in the economic environment.  We periodically review and refine our selling structures in all markets in an effort to maximize the value of our offering to advertisers and, therefore, our revenue.

Management also looks at iHM revenue by market size.  Typically, larger markets can reach larger audiences with wider demographics than smaller markets.  Additionally, management reviews our share of iHM advertising revenues in markets where such information is available, as well as our share of target demographics listening in an average quarter hour.  This metric gauges how well our formats are attracting and retaining listeners.

A portion of our iHM segment’s expenses vary in connection with changes in revenue.  These variable expenses primarily relate to costs in our sales department, such as commissions, and bad debt.  Our programming and general and administrative departments incur most of our fixed costs, such as utilities and office salaries.  We incur discretionary costs in our marketing and promotions, which we primarily use in an effort to maintain and/or increase our audience share. Lastly, we have incentive systems in each of our departments which provide for bonus payments based on specific performance metrics, including ratings, sales levels, pricing and overall profitability.

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

Macroeconomic Indicators

Our advertising revenue for all of our segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally. According to the U.S. Department of Commerce, estimated U.S. GDP growth for 2014 was 2.4%. Internationally, our results are impacted by fluctuations in foreign currency exchange rates as well as the economic conditions in the foreign markets in which we have operations.

Executive Summary

The key developments in our business for the year ended December 31, 2014 are summarized below:

•         Consolidated revenue increased $75.5 million including a decrease of $22.7 million from movements in foreign exchange during 2014 compared to 2013. Excluding foreign exchange impacts, consolidated revenue increased $98.2 million over 2013.

•         iHM revenue increased $29.9 million during 2014 compared to 2013 primarily driven by increased revenues from political advertising, our traffic and weather business, and core national broadcast radio.

•         Americas outdoor revenue decreased $37.3 million compared to 2013, including a decrease of $3.4 million from movements in foreign exchange. Excluding foreign exchange impacts, revenue decreased $33.9 million over 2013 primarily driven by lower national advertising revenues.

•         International outdoor revenue increased $52.3 million compared to 2013, including a decrease of $19.3 million from movements in foreign exchange. Excluding foreign exchange impacts, revenue increased $71.6 million compared to 2013 primarily driven by growth in both Europe and emerging markets.

•         Revenues in our Other category increased $33.1 million compared to 2013 primarily as a result of higher political revenues and a contract termination fee of $15 million earned by our media representation business.

•         We spent $70.6 million on strategic revenue and cost-saving initiatives during 2014 to realign and improve our on-going business operations—an increase of $12.7 million compared to 2013.

•          During 2014, iHeartCommunications completed several refinancing transactions, including a $1,000.0 million issuance of 9.0% Priority Guarantee Notes due 2022, an $850.0 million issuance of 10.0% Senior Notes due 2018, and a new issuance and sale to a subsidiary of $222.2 million of 14.0% Senior Notes due 2021.  The proceeds from these transactions were used to repay or redeem existing indebtedness of iHeartCommunications, as well as pay associated fees and expenses.

•          Throughout 2014, CC Finco, LLC (“CC Finco”), an indirect wholly-owned subsidiary of ours, repurchased $239.0 million principal amount of notes, for a total purchase price of $222.4 million, including accrued interest.  Of these notes repurchased, $177.1 million principal amount were not cancelled and remain outstanding.

•          On December 11, 2014, our Parent announced that its subsidiary had entered into an agreement with Vertical Bridge Acquisitions, LLC (“Buyer”), for the sale of 411 of our broadcast communications tower sites and related assets for up to $400.0 million (the “Tower Portfolio”). The acquisition of the Tower Portfolio may occur in one or more closings, and the transaction is subject to due diligence and other customary closing conditions. The Buyer is required to acquire at least 85% of the Tower Portfolio.  Simultaneous with each closing of the sale of the towers, we will enter into lease agreements for the continued use of the subject towers. The initial term of each lease will be fifteen years followed by three option periods of five years each, subject to exclusions and limitations. If Buyer acquires the entire Tower Portfolio, we will have annual lease payments of approximately $22.7 million, a loss of annual tenant revenues of approximately $11.6 million and a reduction of direct operating expenses of approximately $3.8 million annually.

Consolidated Results of Operations

The comparison of our historical results of operations for the year ended December 31, 2014 to the year ended December 31, 2013 is as follows:

(In thousands)	Years Ended December 31,		%
	2014	2013	Change
Revenue	$6,318,533	$6,243,044	1%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,534,365	2,554,087	(1%)
Selling, general and administrative expenses (excludes depreciation and amortization)	1,687,208	1,649,861	2%
Corporate expenses (excludes depreciation and amortization)	320,331	313,514	2%
Depreciation and amortization	710,898	730,828	(3%)
Impairment charges	24,176	16,970	42%
Other operating income, net	40,031	22,998	74%
Operating income	1,081,586	1,000,782	8%
Interest expense	1,741,596	1,649,451	6%
Gain on marketable securities	-	130,879
Equity in loss of nonconsolidated affiliates	(9,416)	(77,696)
Loss on extinguishment of debt	(43,347)	(87,868)
Other income (expense), net	9,104	(21,980)
Loss before income taxes	(703,669)	(705,334)
Income tax benefit (expense)	(58,489)	121,817
Consolidated net loss	(762,158)	(583,517)
Less amount attributable to noncontrolling interest	31,603	23,366
Net loss attributable to the Company	$(793,761)	$(606,883)

Consolidated Revenue

Our consolidated revenue during 2014 increased $75.5 million including a decrease of $22.7 million from movements in foreign exchange compared to 2013. Excluding the impact of foreign exchange movements, consolidated revenue increased $98.2 million. Our iHM revenue increased $29.9 million driven by increased revenues from political advertising, our traffic and weather business, core national broadcast radio and digital revenues.  Americas outdoor revenue decreased $37.3 million compared to 2013, including negative movements in foreign exchange of $3.4 million. Excluding the impact of foreign exchange movements, Americas outdoor revenue decreased $33.9 million primarily driven by lower revenues generated by national accounts and the nonrenewal of certain airport contracts, and lower revenues in our Los Angeles market as a result of the impact of litigation. Our International outdoor revenue increased $52.3 million compared to 2013, including negative movements in foreign exchange of $19.3 million. Excluding the impact of foreign exchange movements, International outdoor revenue increased $71.6 million primarily driven by new contracts and from growth in Europe and emerging markets. Other revenues increased $33.1 million primarily as a result of higher political revenues and a contract termination fee of $15 million earned by our media representation business.

Consolidated Direct Operating Expenses

Consolidated direct operating expenses during 2014 decreased $19.7 million including a decrease of $11.9 million from movements in foreign exchange compared to 2013. Excluding the impact of foreign exchange movements, consolidated direct operating expenses decreased $7.8 million. Our iHM direct operating expenses decreased $21.6 million compared to 2013, primarily resulting from lower costs in our national syndication business partially offset by higher programming and content costs.  Direct operating expenses in our Americas outdoor segment decreased $11.1 million compared to 2013, including a decrease of $2.5 million from movements in foreign exchange. Excluding the impact of foreign exchange movements, direct operating expenses in our Americas outdoor segment decreased $8.6 million, primarily due to lower site lease expenses related to the decrease in revenues and from the nonrenewal of certain airport contracts. Direct operating expenses in our International outdoor segment increased $13.2 million compared to 2013, including a decrease of $9.4 million from movements in foreign exchange. Excluding the impact of foreign exchange movements, direct operating expenses in our International outdoor segment increased $22.6 million primarily as a result of higher variable costs associated with new contracts.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

Consolidated SG&A expenses during 2014 increased $37.3 million including a decrease of $4.5 million from movements in foreign exchange compared to 2013. Excluding the impact of foreign exchange movements, consolidated SG&A expenses increased $41.8 million. Our iHM SG&A expenses increased $32.5 million primarily due to higher compensation expense, including commissions. SG&A expenses decreased $8.8 million in our Americas outdoor segment including a decrease of $0.4 million from movements in foreign exchange compared to 2013. Excluding the impact of foreign exchange movements, SG&A expenses in our Americas outdoor segment decreased $8.4 million primarily due to lower commission expense in connection with lower revenues and property tax refunds. Our International outdoor SG&A expenses increased $13.7 million compared to 2013, including a $4.1 million decrease due to the effects of movements in foreign exchange. Excluding the impact of foreign exchange movements, SG&A expenses in our International outdoor segment increased $17.8 million primarily due to higher compensation expense, including commissions, in connection with higher revenues, as well as higher litigation expenses.

Corporate Expenses

Corporate expenses increased $6.8 million compared to 2013 primarily due to increased employee benefits costs, higher strategic revenue and efficiency costs and higher compensation expenses related to our variable compensation plans, partially offset by an $8.5 million credit for the realization of an insurance recovery related to litigation filed by stockholders of Clear Channel Outdoor Holdings, Inc. (“CCOH”), an indirect non-wholly owned subsidiary of iHeartCommunications, which is, in turn, an indirect wholly owned subsidiary of ours, and lower legal costs related to this litigation.

Revenue and Efficiency Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $70.6 million incurred in connection with our strategic revenue and efficiency initiatives. The costs were incurred to improve revenue growth, enhance yield, reduce costs, and organize each business to maximize performance and profitability.  These costs consist primarily of consolidation of locations and positions, severance related to workforce initiatives, consulting expenses, and other costs incurred in connection with streamlining our businesses.

Of the strategic revenue and efficiency costs, $13.0 million are reported within direct operating expenses, $23.6 million are reported within SG&A and $34.0 million are reported within corporate expense.  In 2013, such costs totaled $15.1 million, $22.3 million, and $20.5 million, respectively.

Depreciation and Amortization

Depreciation and amortization decreased $19.9 million during 2014 compared to 2013, primarily due to intangible assets becoming fully amortized.

Impairment Charges

We performed our annual impairment tests as of October 1, 2014 and 2013 on our goodwill, FCC licenses, billboard permits, and other intangible assets.  In addition, we test for impairment of property, plant and equipment whenever events and circumstances indicate that depreciable assets might be impaired.  As a result of these impairment tests, we recorded impairment charges of $24.2 million and $17.0 million during 2014 and 2013, respectively.  During 2014, we recognized a $15.7 impairment charge related to FCC licenses in eight markets due to changes in the discount rates and weight-average cost of capital for those markets.  During 2013, we recognized a $10.7 million goodwill impairment charge in our International outdoor segment related to a decline in the estimated fair value of one market.  Please see Note 2 to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a further description of the impairment charges.

Other Operating Income, Net

Other operating income of $40.0 million in 2014 primarily related to a non-cash gain of $43.5 million recognized on the sale of non-core radio stations in exchange for a portfolio of 29 stations in five markets.

Other operating income of $23.0 million in 2013 primarily related to the gain on the sale of certain outdoor assets in our Americas outdoor segment.

Interest Expense

Interest expense increased $92.1 million during 2014 compared to 2013 primarily due to the weighted average cost of debt increasing as a result of debt refinancings that occurred since 2013. Please refer to “Sources of Capital” for additional discussion of debt issuances and exchanges. Our weighted average cost of debt during 2014 and 2013 was 8.1% and 7.6%, respectively.

Gain On Marketable Securities

The gain on marketable securities of $130.9 million during 2013 resulted from the sale of the shares we held in Sirius XM Radio, Inc.

Equity In Loss Of Nonconsolidated Affiliates

Equity in loss of nonconsolidated affiliates of $9.4 million for 2014 primarily related to the $4.5 million gain on the sale of our 50% interest in Buspak in the third quarter, offset by the first quarter 2014 sale of our 50% interest in Australian Radio Network Pty Ltd (“ARN”), which included a loss on the sale of $2.4 million and $11.5 million of foreign exchange losses that were reclassified from accumulated other comprehensive income at the date of the sale.

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

Loss On Extinguishment Of Debt

During the fourth quarter of 2014, CC Finco repurchased $57.1 million aggregate principal amount of iHeartCommunications’ 5.5% Senior Notes due 2016 and $120.0 million aggregate principal amount of iHeartCommunications’ 10.0% Senior Notes due 2018 for a total of $159.3 million, including accrued interest, through open market purchases. In connection with these transactions, we recognized a net gain of $12.9 million.

In September of 2014, iHeartCommunications prepaid $974.9 million of the loans outstanding under its Term Loan B facility and $16.1 million of the loans outstanding under its Term Loan C-asset sale facility. In connection with these transactions, we recognized a loss of $4.8 million.

During June 2014,  iHeartCommunications redeemed $567.1 million aggregate principal amount of its outstanding 5.5% Senior Notes due 2014 and $241.0 million aggregate principal amount of its outstanding 4.9% Senior Notes due 2015. In connection with these transactions, we recognized a loss of $47.5 million.

During the first quarter of 2014, CC Finco repurchased $52.9 million aggregate principal amount of iHeartCommunications’ outstanding 5.5% Senior Notes due 2014 and $9.0 million aggregate principal amount of iHeartCommunications’ outstanding 4.9% Senior Notes due 2015 for a total of $63.1 million, including accrued interest, through open market purchases. In connection with these transactions, we recognized a loss of $3.9 million.

During 2013, we recognized a loss of $84.0 million due to a debt exchange related to iHeartCommunications’ 10.75% Senior Cash Pay Notes due 2016 and 11.00%/11.75% Senior Toggle Notes due 2016 into 14.0% Senior Notes due 2021. In addition, we recognized a loss of $3.9 million due to the write-off of deferred loan costs in connection with the prepayment of Term Loan A of iHeartCommunications’ senior secured credit facilities.

Other Income (Expense), Net

Other income of $9.1 million for 2014 primarily related to gains on foreign exchange transactions.

In connection with the June 2013 exchange offer of a portion of 10.75% Senior Cash Pay Notes due 2016 and 11.00%/11.75% Senior Toggle Notes due 2016 for newly-issued 14.0% Senior Notes due 2021 and in connection with the senior secured credit facility amendments discussed elsewhere in the MD&A, all of which were accounted for as modifications of existing debt, we incurred expenses of $23.6 million partially offset by $1.8 million in foreign exchange gains on short-term intercompany accounts.

Income Tax Benefit (Expense)

The effective tax rate for the year ended December 31, 2014 was (8.3%) as compared to 17.3% for the year ended December 31, 2013.  The effective tax rate for 2014 was impacted by the $339.8 million valuation allowance recorded against the Company’s current period federal and state net operating losses due to the uncertainty of the ability to utilize those losses in future periods.  This expense was partially offset by $28.9 million in net tax benefits associated with a decrease in unrecognized tax benefits resulting from the expiration of statutes of limitations to assess taxes in the United Kingdom and several state jurisdictions.

The effective tax rate for the year ended December 31, 2013 was 17.3% and was primarily impacted by the $143.5 million valuation allowance recorded during the period as additional deferred tax expense. The valuation allowance was recorded against a portion of the U.S. Federal and State net operating losses due to the uncertainty of the ability to utilize those losses in future periods. This expense was partially offset by tax benefits recorded during the period due to the settlement of our U.S. Federal and certain State tax examinations during the year. Pursuant to the settlements, we recorded a reduction to income tax expense of approximately $20.2 million to reflect the net tax benefits of the settlements.

iHM Results of Operations

Our iHM operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2014	2013	Change
Revenue	$3,161,503	$3,131,595	1%
Direct operating expenses	921,089	942,644	(2%)
SG&A expenses	1,052,578	1,020,097	3%
Depreciation and amortization	240,868	262,136	(8%)
Operating income	$946,968	$906,718	4%

iHM revenue increased $29.9 million during 2014 compared to 2013 driven primarily by political advertising, our traffic and weather business and the impact of strategic sales initiatives, and higher core national broadcast revenues, including events and digital revenue. Digital streaming revenue was higher for the year as a result of increased advertising on our iHeartRadio platform. Partially offsetting these increases was a decrease in core local broadcast radio and syndication revenues.

Direct operating expenses decreased $21.6 million during 2014, primarily resulting from lower costs in our national syndication business partially offset by higher programming and content costs, including sports programming and music license and performance royalties. SG&A expenses increased $32.5 million during 2014 primarily due to higher compensation expense, including commissions. Strategic revenue and efficiency costs included in SG&A expenses increased $4.4 million compared to 2013.

Depreciation and amortization decreased $21.3 million, primarily due to intangible assets becoming fully amortized.

Americas Outdoor Advertising Results of Operations

Our Americas outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2014	2013	Change
Revenue	$1,253,190	$1,290,452	(3%)
Direct operating expenses	555,614	566,669	(2%)
SG&A expenses	211,969	220,732	(4%)
Depreciation and amortization	194,640	196,597	(1%)
Operating income	$290,967	$306,454	(5%)

Our Americas outdoor revenue decreased $37.3 million compared to 2013, including negative movements in foreign exchange of $3.4 million. Excluding the impact of foreign exchange movements, Americas outdoor revenue decreased $33.9 million driven primarily by lower spending by national accounts and the nonrenewal of certain airport contracts. Revenues were also lower in our Los Angeles market as a result of the impact of litigation as discussed further in Item 3 of Part I of this Annual Report on Form 10-K.

Direct operating expenses decreased $11.1 million compared to 2013, including a decrease of $2.5 million from movements in foreign exchange. Excluding the impact of foreign exchange movements, direct operating expenses in our Americas outdoor segment decreased $8.6 million, primarily due to lower site lease expenses related to the decrease in revenues and from the nonrenewal of certain airport contracts. SG&A expenses decreased $8.8 million compared to 2013, including a decrease of $0.4 million from movements in foreign exchange. Excluding the impact of foreign exchange movements, SG&A expenses in our Americas outdoor segment decreased $8.4 million primarily due to lower commission expense in connection with lower revenues and property tax refunds.

International Outdoor Advertising Results of Operations

Our International outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2014	2013	Change
Revenue	$1,708,069	$1,655,738	3%
Direct operating expenses	1,041,274	1,028,059	1%
SG&A expenses	336,550	322,840	4%
Depreciation and amortization	207,431	203,927	2%
Operating income	$122,814	$100,912	22%

International outdoor revenue increased $52.3 million compared to 2013, including a decrease of $19.3 million from movements in foreign exchange. Excluding the impact of foreign exchange movements, revenues increased $71.6 million primarily driven by revenue growth in Europe including Italy, due to a new contract for the Rome airports, as well as Sweden, France, and the UK. Revenue in emerging markets also increased, particularly in China and Mexico primarily as a result of new contracts.

Direct operating expenses increased $13.2 million compared to 2013, including a decrease of $9.4 million from movements in foreign exchange. Excluding the impact of movements in foreign exchange, direct operating expenses increased $22.6 million primarily as a result of higher variable costs associated with new contracts, including the Rome airports contract in Italy. SG&A expenses increased $13.7 million compared to 2013, including a decrease of $4.1 million from movements in foreign exchange. Excluding the impact of movements in foreign exchange, SG&A expenses increased $17.8 million primarily due to higher compensation expense, including commissions, in connection with higher revenues, as well as higher litigation expenses.

Consolidated Results of Operations

The comparison of our historical results of operations for the year ended December 31, 2013 to the year ended December 31, 2012 is as follows:

(In thousands)	Years Ended December 31,		%
	2013	2012	Change
Revenue	$6,243,044	$6,246,884	(0%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,554,087	2,498,400	2%
Selling, general and administrative expenses (excludes depreciation and amortization)	1,649,861	1,666,418	(1%)
Corporate expenses (excludes depreciation and amortization)	313,514	293,207	7%
Depreciation and amortization	730,828	729,285	0%
Impairment charges	16,970	37,651	(55%)
Other operating income, net	22,998	48,127	(52%)
Operating income	1,000,782	1,070,050	(6%)
Interest expense	1,649,451	1,549,023
Gain (loss) on marketable securities	130,879	(4,580)
Equity in earnings (loss) of nonconsolidated affiliates	(77,696)	18,557
Loss on extinguishment of debt	(87,868)	(254,723)
Other income (expense), net	(21,980)	250
Loss before income taxes	(705,334)	(719,469)
Income tax benefit	121,817	308,279
Consolidated net loss	(583,517)	(411,190)
Less amount attributable to noncontrolling interest	23,366	13,289
Net loss attributable to the Company	$(606,883)	$(424,479)

Consolidated Revenue

Our consolidated revenue decreased $3.8 million including the increase of $3.5 million from the impact of movements in foreign exchange compared to 2012.  Excluding the impact of foreign exchange movements and $20.4 million impact of our divestiture of our international neon business during 2012, revenue increased $13.1 million.  iHM revenue increased $46.8 million, driven by growth from national advertising including telecommunications, retail, and entertainment, and higher advertising revenues from our digital services primarily as a result of increased demand as listening hours have increased.  Americas outdoor revenue increased $11.2 million, driven primarily by bulletin revenue growth as a result of increases in occupancy, capacity and rates in our traditional and digital product lines.  International outdoor revenue decreased $11.9 million including the impact of favorable movements in foreign exchange of $5.2 million compared to 2012.  Excluding the impact of foreign exchange movements and the $20.4 million impact of our divestiture of our international neon business during 2012, International outdoor revenue increased $3.3 million.  Declines in certain countries as a result of weakened macroeconomic conditions were partially offset by growth in street furniture and billboard revenue in other countries.  Revenue in our Other category declined $54.0 million as a result of decreased political advertising through our media representation business.

Consolidated Direct Operating Expenses

Direct operating expenses increased $55.7 million including an increase of $3.6 million due to the effects of movements in foreign exchange compared to 2012 and the impact of our divestiture of our international neon business of $13.0 million during 2012.  iHM direct operating expenses increased $59.9 million, primarily due to higher promotional and sponsorship costs for events such as the iHeartRadio Music Festival and Jingle Balls and an increase in digital expenses related to our iHeartRadio digital platform including higher digital streaming fees due to increased listening hours, as well as music licensing fees, partially offset by a decline in traffic expenses.  Americas outdoor direct operating expenses decreased $15.7 million, primarily due to decreased site lease expense associated with declining revenues of some of our lower-margin product lines.  Direct operating expenses in our International outdoor segment increased $6.9 million, including a $4.8 million increase due to the effects of movements in foreign exchange.  The increase in expense excluding the impact of movements in foreign exchange and $13.0 million impact of our divestiture of our international neon business during 2012 was primarily driven by higher site lease and other expenses as a result of increased revenues in certain countries due to revenue growth and new contracts. These increases were partially offset by lower variable costs in other countries where revenues have declined.

Consolidated SG&A Expenses

SG&A expenses decreased $16.6 million including an increase of $1.7 million due to the effects of movements in foreign exchange compared to 2012.  iHM SG&A expenses increased $27.0 million primarily due to compensation expenses and amounts related to our variable compensation plans including commissions, which were higher for the 2013 period in connection with increasing national and digital revenues.  SG&A expenses in our Americas outdoor segment increased $9.5 million including a $7.8 million decrease in expenses related to a favorable court ruling in 2012, with other 2013 increases being driven by higher compensation expenses including commissions and amounts related to our variable compensation plans and legal costs.  Our International outdoor SG&A expenses decreased $40.6 million including a $1.9 million increase due to the effects of movements in foreign exchange compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $4.2 million impact of our divestiture of our international neon business during 2012, SG&A expenses decreased $38.3 million primarily due to certain expenses during the 2012 period related to legal and other costs in Brazil that did not recur during 2013, as well as lower expenses as a result of cost saving initiatives.

Corporate Expenses

Corporate expenses increased $20.3 million during 2013 compared to 2012.  This increase was primarily driven by increases in compensation expenses including amounts related to our variable compensation plans and strategic initiatives as well as $7.8 million in executive transition costs and legal costs related to stockholder litigation.

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

Equity in Earnings (Loss) of Nonconsolidated Affiliates

Equity in loss of nonconsolidated affiliates of $77.7 million for 2013 primarily included the loss from our investments in ARN and New Zealand Radio Network.  On February 18, 2014, a subsidiary of the Company sold its 50% interest in ARN.  As of December 31, 2013 the book value of our investment in ARN exceeded the estimated selling price.  Accordingly, we recorded an impairment charge of $95.4 million during the fourth quarter of 2013 to write down the investment to its estimated fair value.

Equity in earnings of nonconsolidated affiliates of $18.6 million for 2012 primarily included earnings from our investments in Australia Radio Network and New Zealand Radio Network.

Loss on Extinguishment of Debt

We recognized a loss of $84.0 million due to a debt exchange during the fourth quarter of 2013 related to iHeartCommunications’ 10.75% Senior Cash Pay Notes due 2016 and 11.00%/11.75% Senior Toggle Notes due 2016 into 14.0% Senior Notes due 2021.  In addition, we recognized a loss of $3.9 million due to the write-off of deferred loan costs in connection with the prepayment of Term Loan A of iHeartCommunications’ senior secured credit facilities.

In connection with the refinancing of Clear Channel Worldwide Holdings, Inc. (“CCWH”) Series A Senior Notes and Series B Senior Notes due 2017 with an interest rate of 9.25% (the “Existing CCWH Senior Notes”) with the CCWH Series A Senior Notes and Series B Senior Notes due 2022 with a stated interest rate of 6.5% (the “CCWH Senior Notes”) during the fourth quarter of 2012, CCWH paid existing note holders a tender premium of 7.4% of face value on the $1,724.7 million of Existing CCWH Senior Notes that were tendered in the tender offer and a call premium of 6.9% on the $775.3 million of Existing CCWH Senior Notes that were redeemed following the tender offer.  The tender premium of $128.3 million and the call premium of $53.8 million are included in the loss on extinguishment of debt.  In addition, we recognized a loss of $39.0 million due to the write-off of deferred loan costs in connection with the call of the Existing CCWH Senior Notes, and recognized losses of $33.7 million in connection with a prepayment during the first quarter of 2012 and a debt exchange during the fourth quarter of 2012 related to iHeartCommunications’ senior secured credit facilities as discussed elsewhere in this MD&A.

Other Income (Expense), Net

In connection with the June 2013 exchange offer of a portion of 10.75% Senior Cash Pay Notes due 2016 and 11.00%/11.75% Senior Toggle Notes due 2016 for newly-issued 14.0% Senior Notes due 2021 and in connection with the senior secured credit facility amendments discussed elsewhere in the MD&A, all of which were accounted for as modifications of existing debt, we incurred expenses of $23.6 million partially offset by $1.8 million in foreign exchange gains on short-term intercompany accounts.

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

The effective tax rate for the year ended December 31, 2012 was 42.8% and was favorably impacted by our settlement of U.S. Federal and foreign tax examinations during the year.  Pursuant to the settlements, we recorded a reduction to income tax expense of approximately $60.6 million to reflect the net tax benefits of the settlements.  This benefit was partially offset by additional tax recorded during 2012 related to the write-off of deferred tax assets associated with the vesting of certain equity awards.

iHM Results of Operations

Our iHM operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2013	2012	Change
Revenue	$3,131,595	$3,084,780	2%
Direct operating expenses	942,644	882,785	7%
SG&A expenses	1,020,097	993,116	3%
Depreciation and amortization	262,136	262,409	(0%)
Operating income	$906,718	$946,470	(4%)

iHM revenue increased $46.8 million during 2013 compared to 2012, primarily due to an increase in national advertising revenue across various markets and advertising categories, including telecommunications, retail, and entertainment, as well as growth in digital advertising revenue as a result of increased listenership on our iHeartRadio platform, with total listening hours increasing 29%.  Promotional and sponsorship revenues were also higher driven by events, such as the iHeartRadio Music Festival, Jingle Balls, iHeartRadio Ultimate Pool Party, and album release events.  These increases were partially offset by lower political revenues compared to 2012, as well as a decline in our traffic business as a result of integration activities and certain contract losses.

Direct operating expenses increased $59.9 million during 2013 primarily from events, promotional cost, compensation, and higher streaming and performance royalty expenses during 2013 due to increased listenership on our iHeartRadio platform.  In addition, we incurred higher music license fees after receiving a one-time $20.7 million credit in 2012 from one of our performance rights organizations.  These increases were partially offset by lower costs in our traffic business as a result of lower revenues and reduced spending on strategic revenue and cost initiatives.  SG&A expenses increased $27.0 million primarily on our variable compensation plans, including commissions, as a result of an increase in national and digital revenue.  In addition, we also incurred higher legal fees and research expenses related to sales and programming activities in 2013.

Americas Outdoor Advertising Results of Operations

Our Americas outdoor advertising operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2013	2012	Change
Revenue	$1,290,452	$1,279,257	1%
Direct operating expenses	566,669	582,340	(3%)
SG&A expenses	220,732	211,245	4%
Depreciation and amortization	196,597	192,023	2%
Operating income	$306,454	$293,649	4%

Our Americas outdoor revenue increased $11.2 million during 2013 compared to 2012, driven primarily by increases in revenues from bulletins and posters.  Traditional bulletins and posters had increases in occupancy and rates in connection with new contracts, while the increase for digital displays was driven by higher occupancy and capacity.  The increase for digital displays was negatively impacted by lower revenues in our Los Angeles market as a result of the impact of litigation as discussed further in Item 3 of Part I of this Annual Report on Form 10-K.  Partially offsetting these increases were declines in specialty business revenues due primarily to a significant contract during 2012 that did not recur during 2013, and declines in our airport business driven primarily by the loss of certain of our U.S. airport contracts and other airport revenue.

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

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Years Ended December 31,
	2014	2013	2012
iHM	$946,968	$906,718	$946,470
Americas outdoor advertising	290,967	306,454	293,649
International outdoor advertising	122,814	100,912	77,860
Other	59,739	23,061	58,829
Impairment charges	(24,176)	(16,970)	(37,651)
Other operating income, net	40,031	22,998	48,127
Corporate expense (1)	(354,757)	(342,391)	(317,234)
Consolidated operating income	$1,081,586	$1,000,782	$1,070,050

(1)        Corporate expenses include expenses related to iHM, Americas outdoor, International outdoor and our Other category, as well as overall executive, administrative and support functions.

Share-Based Compensation Expense

We do not have any compensation plans under which we grant stock awards to employees. Our employees receive equity awards from the equity incentive plans of our indirect parent, iHeartMedia, Inc. (“Parent”), and our subsidiary, CCOH.

As of December 31, 2014, there was $22.4 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of December 31, 2014, there was $24.7 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

Share-based compensation expenses are recorded in corporate expenses and were $10.7 million, $16.7 million and $28.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

On October 22, 2012, Parent granted 1.8 million restricted shares of its Class A common stock (the “Replacement Shares”) in exchange for 2.0 million stock options granted under the Clear Channel 2008 Executive Incentive Plan pursuant to an option exchange program (the “Program”) that expired on November 19, 2012.  In addition, on October 22, 2012, Parent granted 1.5 million fully-vested shares of its Class A common stock (the “Additional Shares”) pursuant to a tax assistance program offered in connection with the Program.  Upon the expiration of the Program on November 19, 2012, Parent repurchased 0.9 million of the Additional Shares from the employees who elected to participate in the Program and timely delivered to us a properly completed election form under Internal Revenue Code Section 83(b) to fund tax withholdings in connection with the Program.  Employees who ceased to be eligible, declined to participate in the Program or, in the case of the Additional Shares, declined to participate in the tax assistance program, forfeited their Replacement Shares and Additional Shares on November 19, 2012 and retained their stock options with no changes to the terms. We accounted for the exchange program as a modification of the existing awards under ASC 718 and will recognize incremental compensation expense of approximately $1.7 million over the service period of the new awards.  We recognized $2.6 million of expense related to the Additional Shares granted in connection with the tax assistance program.

Liquidity and Capital Resources

Cash Flows

The following discussion highlights cash flow activities during the years ended December 31, 2014, 2013 and 2012.

(In thousands)	Years Ended December 31,
	2014	2013	2012
Cash provided by (used for):
Operating activities	$245,116	$212,872	$485,132
Investing activities	$(88,682)	$(133,365)	$(397,021)
Financing activities	$(398,001)	$(595,882)	$(95,349)

Operating Activities

2014

Cash provided by operating activities in 2014 was $245.1 million compared to $212.9 million of cash provided in 2013.  Our consolidated net loss included $877.5 million of non-cash items in 2014.  Our consolidated net loss in 2013 included $782.5 million of non-cash items. Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, gain on marketable securities, equity in (earnings) loss of nonconsolidated affiliates, loss on extinguishment of debt, and other reconciling items, net as presented on the face of the consolidated statement of cash flows.  Cash paid for interest was $2.6 million lower in 2014 compared to the prior year due to the timing of accrued interest payments from refinancing transactions.

2013

Cash provided by operating activities in 2013 was $212.9 million compared to $485.1 million of cash provided in 2012.  Our consolidated net loss included $782.5 million of non-cash items in 2013.  Our consolidated net loss in 2012 included $873.5 million of non-cash items. Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, gain on marketable securities, equity in loss of nonconsolidated affiliates, loss on extinguishment of debt, and other reconciling items, net as presented on the face of the consolidated statement of cash flows.  Cash paid for interest was $162.1 million higher in 2013 compared to the prior year due to the timing of accrued interest with the issuance of CCWH’s Subordinated Notes during the first quarter of 2012 and iHeartCommunications’ 9.0% Priority Guarantee Notes due 2019 during the fourth quarter of 2012.

2012

The $110.2 million increase in cash flows from operations to $485.1 million in 2012 compared to $374.9 million in 2011 was primarily driven by changes in working capital. Our consolidated net loss in 2012 included $873.5 million of non-cash items.  Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, loss on marketable securities, equity in earnings of nonconsolidated affiliates, loss on extinguishment of debt, and other reconciling items, net as presented on the face of the consolidated statement of cash flows.  Cash paid for interest was $120.6 million higher during 2012 compared to the prior year. Cash provided by operations in 2012 compared to 2011 also reflected lower variable compensation payments in 2012 associated with our employee incentive programs based on 2011 operating performance compared to such payments made in 2011 based on 2010 performance.

Investing Activities

2014

Cash used for investing activities of $88.7 million in 2014 primarily reflected capital expenditures of $318.2 million, partially offset by proceeds of $236.6 million primarily from the sale of our 50% interest in ARN and the sale of our 50% interest in Buspak.  We spent $50.4 million for capital expenditures in our iHM segment primarily related to leasehold improvements and IT infrastructure, $97.0 million in our Americas outdoor segment primarily related to the construction of new advertising structures such as digital displays, $130.2 million in our International outdoor segment primarily related to billboard and street furniture advertising structures, $5.7 million in our Other category, and $34.9 million by Corporate primarily related to equipment and software.

2013

Cash used for investing activities of $133.4 million during 2013 reflected our capital expenditures of $324.5 million as well as proceeds from the sale of our shares of Sirius XM Radio, Inc. of $135.6 million.  We spent $75.7 million for capital expenditures in our iHM segment primarily related to leasehold improvements, $89.0 million in our Americas outdoor segment primarily related to the construction of new advertising structures such as digital displays, $108.6 million in our International outdoor segment primarily related to new advertising structures such as billboards and street furniture and renewals of existing contracts, $9.9 million in our Other category related to our national representation business, and $41.3 million by Corporate primarily related to equipment and software.  Other cash provided by investing activities were $81.6 million of proceeds from sales of other operating and fixed assets.

2012

Cash used for investing activities of $397.0 million during 2012 reflected capital expenditures of $390.3 million. We spent $65.8 million for capital expenditures in our iHM segment, $117.7 million in our Americas outdoor segment primarily related to the installation of new digital displays, $150.1 million in our International outdoor segment primarily related to new billboard, street furniture and mall contracts and renewals of existing contracts, $17.4 million in our Other category related to our national representation business, and $39.3 million by Corporate. Partially offsetting cash used for investing activities were $59.7 million of proceeds from the divestiture of our international neon business and the sales of other operating assets.

Financing Activities

2014

Cash used for financing activities of $398.0 million in 2014 primarily reflected payments on long-term debt and the payment by CCOH of a dividend to CCOH shareholders, partially offset by proceeds from the issuance of long-term debt.  iHeartCommunications received cash proceeds from the issuance by CCU Escrow Corporation of 10% Senior Notes due 2018 ($850.0 million in aggregate principal amount), the sale by a subsidiary of iHeartCommunications of 14% Senior Notes due 2021 to private purchasers ($227.0 million in aggregate principal amount) and the issuance to private purchasers of 9% Priority Guarantee Notes due 2022 ($1,000.0 million in aggregate principal amount).  This was partially offset by the redemption of $567.1 million principal amount outstanding of iHeartCommunications’ 5.5% Senior Notes due 2014 (including $158.5 million principal amount of the notes held by a subsidiary of the Company) and $241.0 million principal amount outstanding of iHeartCommunications’ 4.9% Senior Notes due 2015, the repayment of the full $247.0 million principal amount outstanding under iHeartCommunications’ receivables-based credit facility, and the prepayment of $974.9 million aggregate principal amount of the Term B facility due 2016 and $16.1 million aggregate principal amount of the Term loan C facility due 2016.  In addition, during 2014, CC Finco repurchased $239.0 million aggregate principal amount of notes, for a total purchase price of $222.4 million, including accrued interest.

2013

Cash used for financing activities of $595.9 million in 2013 primarily reflected payments on long-term debt.  iHeartCommunications repaid its 5.75% senior notes at maturity for $312.1 million (net of $187.9 million principal amount held by and repaid to a subsidiary of iHeartCommunications) using cash on hand. iHeartCommunications prepaid $846.9 million outstanding under its Term Loan A under its senior secured credit facilities using the proceeds from the issuance of iHeartCommunications’ 11.25% Priority Guarantee Notes, borrowings under its receivables based credit facility, and cash on hand.  Other cash used for financing activities included payments to holders of 10.75% Senior Cash Pay Notes due 2016 and 11.00%/11.75% Senior Toggle Notes due 2016 in connection with exchange offers in June 2013 of $32.5 million and in December 2013 of $22.7 million, payment of an applicable high yield discount obligation to holders of 11.00%/11.75% Senior Toggle Notes due 2016 in August 2013 of $25.3 million, payments to repurchase noncontrolling interests of $61.1 million and $91.9 million in payments for dividends and other payments to noncontrolling interests.

2012

Cash used for financing activities of $95.3 million during 2012 primarily reflected (i) the issuance of $2.2 billion of the CCWH Subordinated Notes by CCWH and the use of proceeds distributed to us in connection with a dividend declared by CCOH during 2012, in addition to cash on hand, to repay $2.1 billion of indebtedness under iHeartCommunications’ senior secured credit facilities, (ii) the issuance by CCWH of $2.7 billion aggregate principal amount of the CCWH Senior Notes and the use of the proceeds to fund the tender offer for and redemption of the Existing CCWH Senior Notes, (iii) the repayment of iHeartCommunications’ 5.0% senior notes at maturity for $249.9 million (net of $50.1 million principal amount held by and repaid to a subsidiary of iHeartCommunications with respect to notes repurchased and held by such entity), using a portion of the proceeds from iHeartCommunications’ June 2011 issuance of $750.0 million aggregate principal amount of 9.0% Priority Guarantee Notes due 2021, along with available cash on hand and (iv) the exchange of $2.0 billion aggregate principal amount of term loans under iHeartCommunications’ senior secured credit facilities for $2.0 billion aggregate principal amount of newly issued 9.0% Priority Guarantee Notes due 2019. Our financing activities also reflect a $244.7 million reduction in noncontrolling interest as a result of the dividend paid by CCOH in connection with the CCWH Subordinated Notes issuance, which represents the portion paid to parties other than iHeartCommunications’ subsidiaries that own CCOH common stock.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand, cash flow from operations and borrowing capacity under iHeartCommunications’ domestic receivables based credit facility, subject to certain limitations contained in iHeartCommunications’ material financing agreements. A significant amount of our cash requirements are for debt service obligations.  We anticipate cash interest requirements of approximately $1.6 billion during 2015.  At December 31, 2014, we had debt maturities totaling $3.6 million, $1,126.9 million, and $8.2 million in 2015, 2016, and 2017, respectively.  It is our policy to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant current and historic deficits in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.

Our ability to fund our working capital, capital expenditures, debt service and other obligations, and to comply with the financial covenants under iHeartCommunications’ financing agreements, depends on our future operating performance and cash from operations and our ability to generate cash from other liquidity-generating transactions, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control.  We are currently exploring, and expect to continue to explore, a variety of transactions to provide us with additional liquidity.  We cannot assure you that we will enter into or consummate any such liquidity-generating transactions, or that such transactions will provide sufficient cash to satisfy our liquidity needs, and we cannot currently predict the impact that any such transaction, if consummated, would have on us. If our future operating performance does not meet our expectations or our plans materially change in an adverse manner or prove to be materially inaccurate, we may not be able to refinance the debt as currently contemplated.  Our ability to refinance the debt will depend on the condition of the capital markets and our financial condition at the time.  There can be no assurance that refinancing alternatives will be available on terms acceptable to us or at all. Even if refinancing alternatives are available to us, we may not find them suitable or at comparable interest rates to the indebtedness being refinanced.  In addition, the terms of our existing or future debt agreements may restrict us from securing a refinancing on terms that are available to us at that time.  If we are unable to obtain sources of refinancing or generate sufficient cash through liquidity-generating transactions, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition and on our ability to meet iHeartCommunications’ obligations.

Our financing transactions during 2014 increased our annual interest expense.  Our increased interest payment obligations will reduce our liquidity over time, which could in turn reduce our financial flexibility and make us more vulnerable to changes in operating performance and economic downturns generally, and could negatively affect iHeartCommunications’ ability to obtain additional financing in the future.

We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue acquisitions or dispositions, which could be material.  iHeartCommunications’ and its subsidiaries’ significant amount of indebtedness may limit our ability to pursue acquisitions.  The terms of our existing or future debt agreements may also restrict our ability to engage in these transactions.

Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flow from operations, borrowing capacity under iHeartCommunications’ receivables based credit facility and cash from other liquidity-generating transactions will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months.  Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements, and that we will be able to consummate liquidity-generating transactions in a timely manner and on terms acceptable to us.  We cannot assure you that this will be the case.  If our future cash flows from operations, financing sources and other liquidity-generating transactions are insufficient to pay our debt obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell material assets, seek additional capital or refinance iHeartCommunications’ and its subsidiaries’ debt.  We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.

We were in compliance with the covenants contained in iHeartCommunications’ material financing agreements as of December 31, 2014, including the maximum consolidated senior secured net debt to consolidated EBITDA limitation contained in iHeartCommunications’ senior secured credit facilities. We believe our long-term plans, which include promoting spending in our industries and capitalizing on our diverse geographic and product opportunities, including the continued investment in our media and entertainment initiatives and continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long term.  However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants.  In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in iHeartCommunications’ financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the receivables based facility under iHeartCommunications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. If we are unable to repay iHeartCommunications’ obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of iHeartCommunications’ material financing agreements could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities is $100.0 million.

Sources of Capital

As of December 31, 2014 and 2013, we had the following debt outstanding, net of cash and cash equivalents:

	December 31,
(In millions)	2014	2013
Senior Secured Credit Facilities:
Term Loan B Facility Due 2016	916.1	1,891.0
Term Loan C - Asset Sale Facility Due 2016	15.2	34.8
Term Loan D Facility Due 2019	5,000.0	5,000.0
Term Loan E Facility Due 2019	1,300.0	1,300.0
Receivables Based Facility Due 2017 (1)	-	247.0
9.0% Priority Guarantee Notes Due 2019	1,999.8	1,999.8
9.0% Priority Guarantee Notes Due 2021	1,750.0	1,750.0
11.25% Priority Guarantee Notes Due 2021	575.0	575.0
9.0% Priority Guarantee Notes Due 2022	1,000.0	-
Subsidiary Senior Revolving Credit Facility due 2018	-	-
Other Secured Subsidiary Debt	19.2	21.1
Total Secured Debt	12,575.3	12,818.7

10.75% Senior Cash Pay Notes Due 2016	-	94.3
11.00%/11.75% Senior Toggle Notes Due 2016	-	127.9
14.0% Senior Notes Due 2021	1,661.6	1,404.2
iHeartCommunications Legacy Notes:
5.5% Senior Notes Due 2014	-	461.5
4.9% Senior Notes Due 2015	-	250.0
5.5% Senior Notes Due 2016	192.9	250.0
6.875% Senior Notes Due 2018	175.0	175.0
7.25% Senior Notes Due 2027	300.0	300.0
10.0% Senior Notes Due 2018	730.0	-
Subsidiary Senior Notes:
6.5% Series A Senior Notes Due 2022	735.8	735.8
6.5% Series B Senior Notes Due 2022	1,989.3	1,989.3
Subsidiary Senior Subordinated Notes:
7.625% Series A Senior Notes Due 2020	275.0	275.0
7.625% Series B Senior Notes Due 2020	1,925.0	1,925.0
Other Subsidiary Debt	1.0	-
Purchase accounting adjustments and original issue discount	(234.9)	(322.4)
Total Debt	20,326.0	20,484.3
Less: Cash and cash equivalents	457.0	708.2
	$19,869.0	$19,776.1

(1)        The receivables based credit facility provides for borrowings of up to the lesser of $535.0 million (the revolving credit commitment) or the borrowing base amount, as defined under the receivables based facility, subject to certain limitations contained in iHeartCommunications’ material financing agreements.

Our subsidiaries have from time to time repurchased certain debt obligations of iHeartCommunications and equity securities outstanding of Parent and CCOH, and may in the future, as part of various financing and investment strategies, purchase additional outstanding indebtedness of iHeartCommunications or its subsidiaries or outstanding equity securities of Parent or CCOH, in tender offers, open market purchases, privately negotiated transactions or otherwise. We or our subsidiaries may also sell certain assets, securities, or properties. These purchases or sales, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in iHeartCommunications’

debt agreements. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Senior Secured Credit Facilities

As of December 31, 2014, iHeartCommunications had a total of $7,231.2 million outstanding under its senior secured credit facilities, consisting of:

•         a $916.1 million Term Loan B, which matures on January 29, 2016; and

•         a $15.2 million Term Loan C, which matures on January 29, 2016; and

•         a $5.0 billion Term Loan D, which matures on January 30, 2019; and

•         a $1.3 billion Term Loan E, which matures on July 30, 2019.

iHeartCommunications may raise incremental Term Loans of up to (a) $1.5 billion, plus (b) the excess, if any, of (x) 0.65 times pro forma consolidated EBITDA (as calculated in the manner provided in the senior secured credit facilities documentation), over (y) $1.5 billion, plus (c) the aggregate amount of certain principal prepayments made in respect of the Term Loans under the senior secured credit facilities. Availability of such incremental Term Loans is subject, among other things, to the absence of any default, pro forma compliance with the financial covenant and the receipt of commitments by existing or additional financial institutions.

iHeartCommunications is the primary borrower under the senior secured credit facilities, except that certain of its domestic restricted subsidiaries are co-borrowers under a portion of the Term Loan facilities.

Interest Rate and Fees

Borrowings under iHeartCommunications’ senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at iHeartCommunications’ option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent or (B) the Federal funds effective rate from time to time plus 0.50%, or (ii) a Eurocurrency rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs.

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

The margin percentages are subject to adjustment based upon iHeartCommunications’ leverage ratio.

Prepayments

The senior secured credit facilities require iHeartCommunications to prepay outstanding Term Loans, subject to certain exceptions, with:

•          50% (which percentage may be reduced to 25% and to 0% based upon iHeartCommunications’ leverage ratio) of iHeartCommunications’ annual excess cash flow (as calculated in accordance with the senior secured credit facilities), less any voluntary prepayments of Term Loans and subject to customary credits;

•          100% of the net cash proceeds of sales or other dispositions of specified assets being marketed for sale (including casualty and condemnation events), subject to certain exceptions;

•          100% (which percentage may be reduced to 75% and 50% based upon iHeartCommunications’ leverage ratio) of the net cash proceeds of sales or other dispositions by iHeartCommunications or its wholly-owned restricted subsidiaries of assets other than specified assets being marketed for sale, subject to reinvestment rights and certain other exceptions;

•          100% of the net cash proceeds of (i) any incurrence of certain debt, other than debt permitted under iHeartCommunications’ senior secured credit facilities, (ii) certain securitization financing (iii) certain issuances of Permitted Additional Notes (as defined in the senior secured credit facilities) and (iv) certain issuances of Permitted Unsecured Notes and Permitted Senior Secured Notes (as defined in the senior secured credit facilities); and

•          Net cash proceeds received by iHeartCommunications as dividends or distributions from indebtedness incurred at CCOH provided that the Consolidated Leverage Ratio of CCOH is no greater than 7.00 to 1.00.

The foregoing prepayments with the net cash proceeds of any incurrence of certain debt, other than debt permitted under iHeartCommunications’ senior secured credit facilities, certain securitization financing, issuances of Permitted Additional Notes and annual excess cash flow will be applied, at iHeartCommunications’ option, to the Term Loans (on a pro rata basis, other than that non-extended classes of Term Loans may be prepaid prior to any corresponding extended class), in each case (i) first to the Term Loans outstanding under Term Loan B and (ii) one of (w) second, to outstanding Term Loan C—asset sale facility loans; third, to outstanding Term Loan D; and fourth, to outstanding Term Loan E, or (x) second, to outstanding Term Loan C—asset sale facility loans; third, to outstanding Term Loan E; and fourth, to outstanding Term Loan D, or (y) second, to outstanding Term Loan C—asset sale facility loans; and third, ratably to outstanding Term Loan D and Term Loan E, or (z) second, ratably to outstanding Term Loan C—asset sale facility loans, Term Loan D and Term Loan E.  In each case to the remaining installments thereof in direct order of maturity for the Term Loan C—asset sale facility loans.

The foregoing prepayments with net cash proceeds of sales or other dispositions by iHeartCommunications or its wholly-owned restricted subsidiaries of assets other than specified assets being marketed for sale, subject to reinvestment rights and certain other exceptions, will be applied (i) first to the Term Loan C—asset sale facility loans in direct order of maturity, and (ii) one of (w) second, to outstanding Term Loan B; third, to outstanding Term Loan D; and fourth, to outstanding Term Loan E, or (x) second, to outstanding Term Loan B; third, to outstanding Term Loan E; and fourth, to outstanding Term Loan D, or (y) second, to outstanding Term Loan B; and third, ratably to outstanding Term Loan D and Term Loan E, or (z) second, ratably to outstanding Term Loan B, Term Loan D and Term Loan E.

The foregoing prepayments with net cash proceeds of issuances of Permitted Unsecured Notes and Permitted Senior Secured Notes and Net Cash Proceeds received by iHeartCommunications as a distribution from indebtedness incurred by CCOH will be applied (i) first, ratably to outstanding Term Loan B and Term Loan C in direct order of maturity, second, to the outstanding Term Loan D and, third, to outstanding Term Loan E, (ii) first, ratably to outstanding Term Loan B and Term Loan C in direct order of maturity, second, to the outstanding Term Loan E and, third, to outstanding Term Loan D, (iii) first, ratably to outstanding Term Loan B and Term Loan C in direct order of maturity and, second, ratably to outstanding Term Loan D and Term Loan E or (iv) ratably to outstanding Term Loan B, Term Loan C, Term Loan D and Term Loan E.

iHeartCommunications may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency rate loans.

Amendments

On October 25, 2012, iHeartCommunications amended the terms of its senior secured credit facilities (the “Amendments”).  The Amendments, among other things: (i) permit exchange offers of Term Loans for new debt securities in an aggregate principal amount of up to $5.0 billion (including the $2.0 billion of 9.0% priority guarantee notes due 2019 issued in October 2012 as described under “—Sources of Capital—Refinancing Transactions” below); (ii) provide iHeartCommunications with greater flexibility to prepay tranche A Term Loans; (iii) following the repayment or extension of all tranche A Term Loans, permit below par non-pro rata purchases of Term Loans pursuant to customary Dutch auction procedures whereby all lenders of the class of Term Loans offered to be purchased will be offered an opportunity to participate; (iv) following the repayment or extension of all tranche A Term Loans, permit the repurchase of junior debt maturing before January 2016 with cash on hand in an amount not to exceed $200.0 million; (v) combine the Term Loan B, the delayed draw Term Loan 1 and the delayed draw Term Loan 2 under the senior secured credit facilities; (vi) preserve revolving credit facility capacity in the event iHeartCommunications repays all amounts outstanding under the revolving credit facility; and (vii) eliminate certain restrictions on the ability of CCOH and its subsidiaries to incur debt.  On October 31, 2012, iHeartCommunications repaid and permanently cancelled the commitments under its revolving credit facility, which was set to mature in July 2014.

On February 28, 2013, iHeartCommunications repaid all $846.9 million of loans outstanding under its Term Loan A facility.

On May 31, 2013, iHeartCommunications further amended the terms of its senior secured credit facilities by extending a portion of Term Loan B and Term Loan C loans due 2016 through the creation of a new $5.0 billion Term Loan D due January 30, 2019. The amendment also permitted iHeartCommunications to make applicable high yield discount obligation catch-up payments beginning after May 2018 with respect to the new Term Loan D and beginning in June 2018 with respect to the 14.0% Senior Notes due 2021, which were issued in connection with the exchange of a portion of the Senior Cash Pay Notes and Senior Toggle Notes.

In connection with the December 2013 refinancing discussed later, iHeartCommunications further amended the terms of its senior secured credit facilities on December 18, 2013, to extend a portion of the Term Loan B and Term Loan C due 2016 through the creation of a new $1.3 billion Term Loan E due July 30, 2019.

Collateral and Guarantees

The senior secured credit facilities are guaranteed by iHeartCommunications and each of iHeartCommunications’ existing and future material wholly-owned domestic restricted subsidiaries, subject to certain exceptions.

All obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured, subject to permitted liens, including prior liens permitted by the indenture governing the iHeartCommunications senior notes, and other exceptions, by:

•         a lien on the capital stock of iHeartCommunications;

•         100% of the capital stock of any future material wholly-owned domestic license subsidiary that is not a “Restricted Subsidiary” under the indenture governing the iHeartCommunications senior notes;

•         certain assets that do not constitute “principal property” (as defined in the indenture governing the iHeartCommunications senior notes);

•         certain specified assets of iHeartCommunications and the guarantors that constitute “principal property” (as defined in the indenture governing the iHeartCommunications senior notes) securing obligations under the senior secured credit facilities up to the maximum amount permitted to be secured by such assets without requiring equal and ratable security under the indenture governing the iHeartCommunications senior notes; and

•         a lien on the accounts receivable and related assets securing iHeartCommunications’ receivables based credit facility that is junior to the lien securing iHeartCommunications’ obligations under such credit facility.

Certain Covenants and Events of Default

The senior secured credit facilities require iHeartCommunications to comply on a quarterly basis with a financial covenant limiting the ratio of consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA (as defined by iHeartCommunications’ senior secured credit facilities) for the preceding four quarters.  iHeartCommunications’ secured debt consists of the senior secured credit facilities, the receivables-based credit facility, the priority guarantee notes and certain other secured subsidiary debt.  As required by the definition of consolidated EBITDA in iHeartCommunications’ senior secured credit facilities, iHeartCommunications’ consolidated EBITDA for the preceding four quarters of $1.9 billion is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense), net plus share-based compensation and is further adjusted for the following items: (i) costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses and severance; (iii) non-cash charges; (iv) cash received from nonconsolidated affiliates; and (v) various other items.

The following table reflects a reconciliation of consolidated EBITDA (as defined by iHeartCommunications’ senior secured credit facilities) to operating income and net cash provided by operating activities for the year ended December 31, 2014:

Year Ended
(In Millions)	December 31, 2014
Consolidated EBITDA (as defined by iHeartCommunications’ senior secured credit facilities)	$1,942.2
Less adjustments to consolidated EBITDA (as defined by iHeartCommunications’ senior secured credit facilities):
Costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees, and other permitted activities	(75.7)
Extraordinary, non-recurring or unusual gains or losses or expenses and severance (as referenced in the definition of consolidated EBITDA in iHeartCommunications’ senior secured credit facilities)	(31.6)
Non-cash charges	(35.8)
Cash received from nonconsolidated affiliates	(1.2)
Other items	(10.5)
Less: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	(705.8)
Operating income	1,081.6
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets, and Share-based compensation expense	701.3
Less: Interest expense	(1,741.6)
Less: Current income tax expense	(24.6)
Plus: Other income (expense), net	9.1
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	89.6
Change in assets and liabilities, net of assets acquired and liabilities assumed	129.7
Net cash provided by operating activities	$245.1

The maximum ratio under this financial covenant is currently set at 8.75:1.  At December 31, 2014, the ratio was 6.3:1.

In addition, the senior secured credit facilities include negative covenants that, subject to significant exceptions, limit iHeartCommunications’ ability and the ability of its restricted subsidiaries to, among other things:

•         incur additional indebtedness;

•         create liens on assets;

•         engage in mergers, consolidations, liquidations and dissolutions;

•         sell assets;

•         pay dividends and distributions or repurchase iHeartCommunications’ capital stock;

•         make investments, loans, or advances;

•         prepay certain junior indebtedness;

•         engage in certain transactions with affiliates;

•         amend material agreements governing certain junior indebtedness; and

•         change lines of business.

The senior secured credit facilities include certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, the invalidity of material provisions of the senior secured credit facilities documentation, the failure of collateral under the security documents for the senior secured credit facilities, the failure of the senior secured credit facilities to be senior debt under the subordination provisions of certain of iHeartCommunications’ subordinated debt and a change of control. If an event of default occurs, the lenders under the senior secured credit facilities will be entitled to take various actions, including the acceleration of all amounts due under the senior secured credit facilities and all actions permitted to be taken by a secured creditor.

Receivables Based Credit Facility

As of December 31, 2014, there were no borrowings outstanding under iHeartCommunications’ receivables based credit facility.

The receivables based credit facility provides revolving credit commitments of $535.0 million, subject to a borrowing base. The borrowing base at any time equals 90% of the eligible accounts receivable of iHeartCommunications and certain of its subsidiaries. The receivables based credit facility includes a letter of credit sub-facility and a swingline loan sub-facility.

iHeartCommunications and certain subsidiary borrowers are the borrowers under the receivables based credit facility. iHeartCommunications has the ability to designate one or more of its restricted subsidiaries as borrowers under the receivables based credit facility. The receivables based credit facility loans are available in U.S. dollars and letters of credit are available in a variety of currencies including U.S. dollars, Euros, Pounds Sterling, and Canadian dollars.

Interest Rate and Fees

Borrowings under the receivables based credit facility bear interest at a rate per annum equal to an applicable margin plus, at iHeartCommunications’ option, either (i) a base rate determined by reference to the highest of (a) the prime rate of Citibank, N.A. and (b) the Federal Funds rate plus 0.50% or (ii) a Eurocurrency rate determined by reference to the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) for Eurodollar deposits for the interest period relevant to such borrowing. The applicable margin for borrowings under the receivables based credit facility ranges from 1.50% to 2.00% for Eurocurrency borrowings and from 0.50% to 1.00% for base-rate borrowings, depending on average daily excess availability under the receivables based credit facility during the prior fiscal quarter.

In addition to paying interest on outstanding principal under the receivables based credit facility, iHeartCommunications is required to pay a commitment fee to the lenders under the receivables based credit facility in respect of the unutilized commitments thereunder.  The commitment fee rate ranges from 0.25% to 0.375% per annum dependent upon average unused commitments during the prior quarter. iHeartCommunications must also pay customary letter of credit fees.

Maturity

Borrowings under the receivables based credit facility will mature, and lending commitments thereunder will terminate, on the fifth anniversary of the effectiveness of the receivables based credit facility (December 24, 2017), provided that, (a) the maturity date will be October 31, 2015 if on October 30, 2015, greater than $500.0 million in aggregate principal amount is owing under certain of iHeartCommunications’ Term Loan credit facilities, (b) the maturity date will be May 3, 2016 if on May 2, 2016 greater than $500.0 million aggregate principal amount of iHeartCommunications’ 10.75% senior cash pay notes due 2016 and 11.00%/11.75% senior toggle notes due 2016 are outstanding and (c) in the case of any debt under clauses (a) and (b) that is amended or refinanced in any manner that extends the maturity date of such debt to a date that is on or before the date that is five years after the effectiveness of the receivables based credit facility, the maturity date will be one day prior to the maturity date of such debt after giving effect to such amendment or refinancing if greater than $500,000,000 in aggregate principal amount of such debt is outstanding.

Prepayments

If at any time the sum of the outstanding amounts under the receivables based credit facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitments under the facility, iHeartCommunications will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess. iHeartCommunications may voluntarily repay outstanding loans under the receivables based credit facility at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency rate loans. Any voluntary prepayments iHeartCommunications makes will not reduce its commitments under the receivables based credit facility.

Guarantees and Security

The facility is guaranteed by, subject to certain exceptions, the guarantors of iHeartCommunications’ senior secured credit facilities. All obligations under the receivables based credit facility, and the guarantees of those obligations, are secured by a perfected security interest in all of iHeartCommunications’ and all of the guarantors’ accounts receivable and related assets and proceeds thereof that is senior to the security interest of iHeartCommunications’ senior secured credit facilities in such accounts receivable and related assets and proceeds thereof, subject to permitted liens, including prior liens permitted by the indenture governing certain of iHeartCommunications’ senior notes (the “Legacy Notes”), and certain exceptions.

Certain Covenants and Events of Default

If borrowing availability is less than the greater of (a) $50.0 million and (b) 10% of the aggregate commitments under the receivables based credit facility, in each case, for five consecutive business days (a “Liquidity Event”), iHeartCommunications will be required to comply with a minimum fixed charge coverage ratio of at least 1.00 to 1.00 for fiscal quarters ending on or after the occurrence of the Liquidity Event, and will be continued to comply with this minimum fixed charge coverage ratio until borrowing availability exceeds the greater of (x) $50.0 million and (y) 10% of the aggregate commitments under the receivables based credit facility, in each case, for 30 consecutive calendar days, at which time the Liquidity Event shall no longer be deemed to be occurring. In addition, the receivables based credit facility includes negative covenants that, subject to significant exceptions, limit iHeartCommunications’ ability and the ability of its restricted subsidiaries to, among other things:

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

•         amend material agreements governing certain junior indebtedness; and

•         change lines of business.

The receivables based credit facility includes certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments and a change of control. If an event of default occurs, the lenders under the receivables based credit facility will be entitled to take various actions, including the acceleration of all amounts due under iHeartCommunications’ receivables based credit facility and all actions permitted to be taken by a secured creditor.

9% Priority Guarantee Notes Due 2019

As of December 31, 2014, iHeartCommunications had outstanding $2.0 billion aggregate principal amount of 9.0% priority guarantee notes due 2019 (the “Priority Guarantee Notes due 2019”).

The Priority Guarantee Notes due 2019 mature on December 15, 2019 and bear interest at a rate of 9.0% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, which began on June 15, 2013. The Priority Guarantee Notes due 2019 are iHeartCommunications’ senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture. The Priority Guarantee Notes due 2019 and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) the capital stock of iHeartCommunications and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain Legacy Notes of iHeartCommunications), in each case equal in priority to the liens securing the obligations under iHeartCommunications’ senior secured credit facilities and iHeartCommunications’ priority guarantee notes due 2021 and 2022, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing iHeartCommunications’ receivables based credit facility junior in priority to the lien securing iHeartCommunications’ obligations thereunder, subject to certain exceptions. In addition to the collateral granted to secure the Priority Guarantee Notes due 2019, the collateral agent and the trustee for the Priority Guarantee Notes due 2019 entered into an agreement with the administrative agent for the lenders under the senior secured credit facilities to turn over to the trustee under the Priority Guarantee Notes due 2019, for the benefit of the holders of the Priority Guarantee Notes due 2019, a pro rata share of any recovery received on account of the principal properties, subject to certain terms and conditions.

iHeartCommunications may redeem the Priority Guarantee Notes due 2019 at its option, in whole or part, at any time prior to July 15, 2015, at a price equal to 100% of the principal amount of the Priority Guarantee Notes due 2019 redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. iHeartCommunications may redeem the Priority Guarantee Notes due 2019, in whole or in part, on or after July 15, 2015, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.  Prior to July 15, 2015, iHeartCommunications may elect to redeem up to 40% of the aggregate principal amount of the Priority Guarantee Notes due 2019 at a redemption price equal to 109.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the Priority Guarantee Notes due 2019 contains covenants that limit iHeartCommunications’ ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of iHeartCommunications’ existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of iHeartCommunications’ assets. The indenture contains covenants that limit our and iHeartCommunications’ ability and the ability of its restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the Priority Guarantee Notes due 2019. The indenture also provides for customary events of default.

9% Priority Guarantee Notes Due 2021

As of December 31, 2014, iHeartCommunications had outstanding $1.75 billion aggregate principal amount of 9.0% priority guarantee notes due 2021 (the “Priority Guarantee Notes due 2021”).

The Priority Guarantee Notes due 2021 mature on March 1, 2021 and bear interest at a rate of 9.0% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, which began on September 1, 2011. The Priority Guarantee Notes due 2021 are iHeartCommunications’ senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture. The Priority Guarantee Notes due 2021 and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) the capital stock of iHeartCommunications and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain Legacy Notes of iHeartCommunications), in each case equal in priority to the liens securing the obligations under iHeartCommunications’ senior secured credit facilities, the Priority Guarantee Notes due 2019, the 11.25% Priority Guarantee Notes and the Priority Guarantee Notes due 2022, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing iHeartCommunications’ receivables based credit facility junior in priority to the lien securing iHeartCommunications’ obligations thereunder, subject to certain exceptions.

iHeartCommunications may redeem the Priority Guarantee Notes due 2021 at its option, in whole or part, at any time prior to March 1, 2016, at a price equal to 100% of the principal amount of the Priority Guarantee Notes due 2021 redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. iHeartCommunications may redeem the Priority Guarantee Notes due 2021, in whole or in part, on or after March 1, 2016, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.  At any time on or before March 1, 2014, iHeartCommunications may elect to redeem up to 40% of the aggregate principal amount of the Priority Guarantee Notes due 2021 at a redemption price equal to 109.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the Priority Guarantee Notes due 2021 contains covenants that limit iHeartCommunications’ ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of iHeartCommunications’ existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of iHeartCommunications’ assets. The indenture contains covenants that limit our and iHeartCommunications’ ability and the ability of its restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the Priority Guarantee Notes due 2021. The indenture also provides for customary events of default.

11.25% Priority Guarantee Notes Due 2021

As of December 31, 2014, iHeartCommunications had outstanding $575.0 million aggregate principal amount of 11.25% Priority Guarantee Notes due 2021 (the “11.25% Priority Guarantee Notes”).

The 11.25% Priority Guarantee Notes mature on March 1, 2021 and bear interest at a rate of 11.25% per annum, payable semi-annually on March 1 and September 1 of each year, which began on September 1, 2013. The 11.25% Priority Guarantee Notes are iHeartCommunications’ senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture governing such notes. The 11.25% Priority Guarantee Notes and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) the capital stock of iHeartCommunications and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain Legacy Notes of

iHeartCommunications), in each case equal in priority to the liens securing the obligations under iHeartCommunications’ senior secured credit facilities, iHeartCommunications’ Priority Guarantee Notes due 2019, iHeartCommunications’ Priority Guarantee Notes due 2021, and iHeartCommunications’ Priority Guarantee Notes due 2022, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing iHeartCommunications’ receivables based credit facility junior in priority to the lien securing iHeartCommunications’ obligations thereunder, subject to certain exceptions.

iHeartCommunications may redeem the 11.25% Priority Guarantee Notes at its option, in whole or part, at any time prior to March 1, 2016, at a price equal to 100% of the principal amount of the 11.25% Priority Guarantee Notes redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium.  In addition, until March 1, 2016, iHeartCommunications may elect to redeem up to 40% of the aggregate principal amount of the 11.25% Priority Guarantee Notes at a redemption price equal to 111.25% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.  iHeartCommunications may redeem the 11.25% Priority Guarantee Notes, in whole or in part, on or after March 1, 2016, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.

The indenture governing the 11.25% Priority Guarantee Notes contains covenants that limit iHeartCommunications’ ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of our existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of iHeartCommunications’ assets. The indenture contains covenants that limit our and iHeartCommunications’ ability and the ability of its restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the 11.25% Priority Guarantee Notes. The indenture also provides for customary events of default.

9% Priority Guarantee Notes Due 2022

As of December 31, 2014, iHeartCommunications had outstanding $1.0 billion aggregate principal amount of 9.0% priority guarantee notes due 2022 (the “Priority Guarantee Notes due 2022”).

The Priority Guarantee Notes due 2022 mature on September 15, 2022 and bear interest at a rate of 9.0% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, which begins on March 15, 2015. The Priority Guarantee Notes due 2022 are iHeartCommunications’ senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture. The Priority Guarantee Notes due 2022 and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) the capital stock of iHeartCommunications and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain Legacy Notes of iHeartCommunications), in each case equal in priority to the liens securing the obligations under iHeartCommunications’ senior secured credit facilities, the Priority Guarantee Notes due 2019, the Priority Guarantee Notes due 2021 and the 11.25% Priority Guarantee Notes, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing iHeartCommunications’ receivables based credit facility junior in priority to the lien securing iHeartCommunications’ obligations thereunder, subject to certain exceptions.

iHeartCommunications may redeem the Priority Guarantee Notes due 2022 at its option, in whole or part, at any time prior to September 15, 2017, at a price equal to 100% of the principal amount of the Priority Guarantee Notes due 2022 redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. iHeartCommunications may redeem the Priority Guarantee Notes due 2022, in whole or in part, on or after September 15, 2017, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.  At any time on or before September 15, 2017, iHeartCommunications may elect to redeem up to 40% of the aggregate principal amount of the Priority Guarantee Notes due 2022 at a redemption price equal to 109.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the Priority Guarantee Notes due 2022 contains covenants that limit iHeartCommunications’ ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of iHeartCommunications’ existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of iHeartCommunications’ assets. The indenture contains covenants that limit our and iHeartCommunications’ ability and the ability of its restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the Priority Guarantee Notes due 2022. The indenture also provides for customary events of default.

Subsidiary Senior Revolving Credit Facility Due 2018

During the third quarter of 2013, CCOH entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital needs, to issue letters of credit and for other general corporate purposes.  At December 31, 2014, there were no amounts outstanding under the revolving credit facility, and $62.2 million of letters of credit under the revolving credit facility, which reduce availability under the facility.

Senior Cash Pay Notes and Senior Toggle Notes

As of December 31, 2014, iHeartCommunications had no principal amounts outstanding of 10.75% senior cash pay notes due 2016 and 11.00%/11.75% senior toggle notes due 2016.  In August 2014, iHeartCommunications fully redeemed the remaining notes with proceeds from the issuance of 14.0% Senior Notes due 2021.

14.0% Senior Notes due 2021

As of December 31, 2014, iHeartCommunications had outstanding approximately $1.66 billion of aggregate principal amount of 14.0% Senior Notes due 2021 (net of $423.4 million principal amount issued to, and held by, a subsidiary of iHeartCommunications).

The Senior Notes due 2021 mature on February 1, 2021.  Interest on the Senior Notes due 2021 is payable semi-annually on February 1 and August 1 of each year, which began on August 1, 2013.  Interest on the Senior Notes due 2021 will be paid at the rate of (i) 12.0% per annum in cash and (ii) 2.0% per annum through the issuance of payment-in-kind notes (the “PIK Notes”).  Any PIK Notes issued in certificated form will be dated as of the applicable interest payment date and will bear interest from and after such date. All PIK Notes issued will mature on February 1, 2021 and have the same rights and benefits as the Senior Notes due 2021.  The Senior Notes due 2021 are fully and unconditionally guaranteed on a senior basis by the guarantors named in the indenture governing such notes.  The guarantee is structurally subordinated to all existing and future indebtedness and other liabilities of any subsidiary of the applicable subsidiary guarantor that is not also a guarantor of the Senior Notes due 2021.  The guarantees are subordinated to the guarantees of iHeartCommunications’ senior secured credit facility and certain other permitted debt, but rank equal to all other senior indebtedness of the guarantors.

iHeartCommunications may redeem or purchase the Senior Notes due 2021 at its option, in whole or in part, at any time prior to August 1, 2015, at a redemption price equal to 100% of the principal amount of Senior Notes due 2021 redeemed plus an applicable premium.  In addition, until August 1, 2015, iHeartCommunications may, at its option, on one or more occasions, redeem up to 60% of the then outstanding aggregate principal amount of Senior Notes due 2021 at a redemption price equal to (x) with respect to the first 30% of the then outstanding aggregate principal amount of the Senior Notes due 2021, 109.0% of the aggregate principal amount thereof and (y) with respect to the next 30% of the then outstanding aggregate principal amount of the Senior Notes due 2021, 112.0% of the aggregate principal amount thereof, in each case plus accrued and unpaid interest thereon to the applicable redemption date.  iHeartCommunications may redeem the Senior Notes due 2021, in whole or in part, on or after August 1, 2015, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.

The indenture governing the Senior Notes due 2021 contains covenants that limit iHeartCommunications’ ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, their capital stock or repurchase their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose of substantially all of their assets; (vii) engage in transactions with affiliates; and (viii) designate their subsidiaries as unrestricted subsidiaries.

iHeartCommunications Legacy Notes

As of December 31, 2014, iHeartCommunications had approximately $667.9 million aggregate principal amount of senior notes outstanding (net of $57.1 million aggregate principal amount held by a subsidiary of iHeartCommunications).

The senior notes were the obligations of iHeartCommunications prior to the merger. The senior notes are senior, unsecured obligations that are effectively subordinated to iHeartCommunications’ secured indebtedness to the extent of the value of iHeartCommunications’ assets securing such indebtedness and are not guaranteed by any of iHeartCommunications’ subsidiaries and, as a result, are structurally subordinated to all indebtedness and other liabilities of iHeartCommunications’ subsidiaries.  The senior notes rank equally in right of payment with all of iHeartCommunications’ existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness.

10.0% Senior Notes due 2018

As of December 31, 2014, iHeartCommunications had outstanding $730.0 million aggregate principal amount of senior notes due 2018 (net of $120.0 million aggregate principal amount held by a subsidiary of iHeartCommunications).  The senior notes due 2018 mature on January 15, 2018 and bear interest at a rate of 10.0% per annum, payable semi-annually on January 15 and July 15 of each year, which began on July 15, 2014.

The senior notes due 2018 are senior, unsecured obligations that are effectively subordinated to iHeartCommunications’ secured indebtedness to the extent of the value of iHeartCommunications’ assets securing such indebtedness and are not guaranteed by any of iHeartCommunications’ subsidiaries and, as a result, are structurally subordinated to all indebtedness and other liabilities of iHeartCommunications’ subsidiaries. The senior notes due 2018 rank equally in right of payment with all of iHeartCommunications’ existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness.

CCWH Senior Notes

As of December 31, 2014, CCWH senior notes represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.75 million aggregate principal amount of Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes”).  The CCWH Senior Notes are guaranteed by CCOH, Clear Channel Outdoor, Inc. (“CCOI”) and certain of CCOH’s direct and indirect subsidiaries.

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

The indenture governing the Series A CCWH Senior Notes contains covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•         incur or guarantee additional debt to persons other than iHeartCommunications and its subsidiaries (other than CCOH) or issue certain preferred stock;

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

•         merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets; and

•         sell certain assets, including capital stock of its subsidiaries, to persons other than iHeartCommunications and its subsidiaries (other than CCOH).

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

The Series A CCWH Senior Notes indenture and Series B CCWH Senior Notes indenture restrict CCOH’s ability to incur additional indebtedness but permit CCOH to incur additional indebtedness based on an incurrence test.  In order to incur (i) additional indebtedness under this test, CCOH’s debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively,  and (ii) additional indebtedness that is subordinated to the CCWH Senior Notes under this test, CCOH’s debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1 for total debt.  The indentures contain certain other exceptions that allow CCOH to incur additional indebtedness. The Series B CCWH Senior Notes indenture also permits CCOH to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if its debt to adjusted EBITDA ratios (as defined by the indentures) are lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively. The Series A CCWH Senior Notes indenture does not limit CCOH’s ability to pay dividends.  The Series B CCWH Senior Notes indenture contains certain exceptions that allow CCOH to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by CCOH of amounts outstanding under the revolving promissory note issued by iHeartCommunications to CCOH.

CCWH Senior Subordinated Notes

As of December 31, 2014, CCWH Subordinated Notes represented $2.2 billion of aggregate principal amount of indebtedness outstanding, which consist of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes”).  Interest on the CCWH Subordinated Notes is payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year, which began on September 15, 2012.

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

The indenture governing the Series A CCWH Subordinated Notes contains covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•         incur or guarantee additional debt to persons other than iHeartCommunications and its subsidiaries (other than CCOH) or issue certain preferred stock;

•         create restrictions on the payment of dividends or other amounts to CCOH from its restricted subsidiaries that are not guarantors of the notes;

•         enter into certain transactions with affiliates;

•         merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of CCOH’s assets; and

•         sell certain assets, including capital stock of CCOH’s subsidiaries, to persons other than iHeartCommunications and its subsidiaries (other than CCOH).

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

The Series A CCWH Subordinated Notes indenture and Series B CCWH Subordinated Notes indenture restrict CCOH’s ability to incur additional indebtedness but permit CCOH to incur additional indebtedness based on an incurrence test.  In order to incur additional indebtedness under this test, CCOH’s debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1.  The indentures contain certain other exceptions that allow CCOH to incur additional indebtedness. The Series B CCWH Subordinated Notes indenture also permits CCOH to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if its debt to adjusted EBITDA ratios (as defined by the indentures) is lower than 7.0:1.  The Series A CCWH Senior Subordinated Notes indenture does not limit CCOH’s ability to pay dividends.  The Series B CCWH Subordinated Notes indenture contains certain exceptions that allow CCOH to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by CCOH of amounts outstanding under the revolving promissory note issued by iHeartCommunications to CCOH.

Refinancing Transactions

2014 Refinancing Transactions

On February 14, 2014, CC Finco, an indirect wholly-owned subsidiary of ours, sold $227.0 million in aggregate principal amount of 14.0% Senior Notes due 2021 issued by iHeartCommunications to private purchasers in a transaction exempt from registration under the Securities Act of 1933, as amended.  This $227.0 million in aggregate principal amount of 14.0% Senior Notes due 2021, which was previously eliminated in consolidation because the notes were held by a subsidiary, is now reflected on our consolidated balance sheet. CC Finco contributed the net proceeds from the sale of the 14.0% Senior Notes due 2021 to iHeartCommunications.

On May 1, 2014, CCU Escrow Corporation issued $850.0 million in aggregate principal amount of 10.0% Senior Notes due 2018 in a private offer.  On June 6, 2014, CCU Escrow Corporation merged into iHeartCommunications, and iHeartCommunications assumed CCU Escrow Corporation’s obligations under the Senior Notes due 2018.  Using the proceeds from the issuance of the 10.0% Senior Notes due 2018, iHeartCommunications redeemed $567.1 million aggregate principal amount of iHeartCommunications’ 5.5% Senior Notes due 2014 (including $158.5 million principal amount of the notes held by a subsidiary of iHeartCommunications) and $241.0 million aggregate principal amount of iHeartCommunications’ 4.9% Senior Notes due 2015.

On August 22, 2014, iHeartCommunications issued and sold $222.2 million in aggregate principal amount of new 14.0% Senior Notes due 2021 to CC Finco in a transaction exempt from registration under the Securities Act of 1933, as amended. The new 14.0% Senior Notes due 2021 were issued as additional notes under the indenture governing iHeartCommunications’ existing 14.0% Senior Notes due 2021. On August 22, 2014, iHeartCommunications redeemed all of the outstanding $94.3 million aggregate principal amount of 10.75% Senior Cash Pay Notes due 2016 and $127.9 million aggregate principal amount of 11.00%/11.75% Senior Toggle Notes due 2016 using proceeds of the issuance of the new 14.0% Senior Notes due 2021.

On September 10, 2014, iHeartCommunications issued and sold $750.0 million in aggregate principal amount of Priority Guarantee Notes due 2022 and used the net proceeds of such issuance to prepay at par $729.0 million of the loans outstanding under its term loan B facility and $12.1 million of the loans outstanding under its term loan C-asset sale facility, and to pay accrued and unpaid interest with regard to such loans to, but not including, the date of prepayment.

On September 29, 2014, iHeartCommunications issued an additional $250.0 million in aggregate principal amount of Priority Guarantee Notes due 2022 and used the proceeds of such issuance to prepay at par $245.9 million of loans outstanding under its term loan B facility and $4.1 million of loans outstanding under its term loan C-asset sale facility, and to pay accrued and unpaid interest with regard to such loans to, but not including, the date of repayment.

2013 Refinancing Transactions

In February 2013, iHeartCommunications issued $575.0 million aggregate principal amount of the outstanding 11.25% Priority Guarantee Notes and used the net proceeds of such notes, together with the proceeds of borrowings under its receivables based credit facility and cash on hand, to prepay all $846.9 million of loans outstanding under its Term Loan A and to pay related fees and expenses.

During June 2013, iHeartCommunications amended its senior secured credit facility by extending a portion of Term Loan B and Term Loan C loans due 2016 through the creation of a new $5.0 billion Term Loan D due January 30, 2019. The amendment also permitted iHeartCommunications to make applicable high yield discount obligation catch-up payments beginning in May 2018 with respect to the new Term Loan D and any notes issued in connection with iHeartCommunications’ exchange of its outstanding 10.75% senior cash pay notes due 2016 and 11.00%/11.75% senior toggle notes due 2016.

During June 2013, iHeartCommunications exchanged $348.1 million aggregate principal amount of senior cash pay notes for $348.0 million aggregate principal amount of the Senior Notes due 2021 and $917.2 million aggregate principal amount of senior toggle notes (including $452.7 million aggregate principal amount held by a subsidiary of iHeartCommunications) for $853.0 million aggregate principal amount of Senior Notes due 2021 (including $421.0 million aggregate principal amount issued to the subsidiary of iHeartCommunications) and $64.2 million of cash (including $31.7 million of cash paid to the subsidiary of iHeartCommunications), pursuant to the exchange offer.  In connection with the exchange offer and the senior secured credit facility amendment, both of which were accounted for as modifications of existing debt in accordance with ASC 470-50, we incurred expenses of $17.9 million which are included in “Other income (expenses), net”.

Further, in December 2013, iHeartCommunications exchanged an additional $353.8 million aggregate principal amount of senior cash pay notes for $389.2 million aggregate principal amount of the Senior Notes due 2021 and $14.2 million of cash as well as an additional $212.1 million aggregate principal amount of senior toggle notes for $233.3 million aggregate principal amount of Senior Notes due 2021 and $8.5 million of cash, pursuant to the exchange offer.  In connection with the exchange offer, which was accounted for as extinguishment of existing debt in accordance with ASC 470-50, we incurred expenses of $84.0 million, which are included in “Loss on extinguishment of debt”.

In addition, during December 2013, iHeartCommunications amended its senior secured credit facility by extending a portion of Term Loan B and Term Loan C loans due 2016 through the creation of a new $1.3 billion Term Loan E due July 30, 2019.  In connection with the senior secured credit facility amendment, which was accounted for as modifications of existing debt, we incurred expenses of $5.5 million which are included in “Other income (expenses), net”.

2012 Refinancing Transactions

In March 2012, CCWH issued $275.0 million aggregate principal amount of the Series A CCWH Subordinated Notes and $1,925.0 million aggregate principal amount of the Series B CCWH Subordinated Notes and in connection therewith, CCOH distributed a dividend of $6.0832 per share to its stockholders of record. Using the CCOH dividend proceeds distributed to our wholly-owned subsidiaries, together with cash on hand, iHeartCommunications repaid $2,096.2 million of indebtedness under its senior secured credit facilities.

During October 2012, iHeartCommunications exchanged $2.0 billion aggregate principal amount of term loans under its senior secured credit facilities for a like principal amount of newly issued iHeartCommunications Priority Guarantee Notes due 2019. The exchange offer, which was offered to eligible existing lenders under iHeartCommunications’ senior secured credit facilities, was exempt from registration under the Securities Act of 1933, as amended.  We capitalized $11.9 million in fees and expenses associated with the offering and are amortizing them through interest expense over the life of the notes.

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

Dispositions and Other

2014

During 2014, the Company sold its 50% interest in Australian Radio Network (“ARN”), an Australian company that owns and operates radio stations in Australia and New Zealand.  An impairment charge of $95.4 million was recorded during the fourth quarter of 2013 to write down the investment to its estimated fair value. Upon sale of ARN, the Company recognized a loss of $2.4 million and $11.5 million of foreign exchange losses, which were reclassified from accumulated other comprehensive income.

During 2014, our International outdoor segment sold its 50% interest in Buspak, a bus advertising company in Hong Kong and recognized a gain on sale of $4.5 million.

2013

During 2013, our Americas outdoor segment divested certain outdoor advertising assets in Times Square for approximately $18.7 million resulting in a gain of $12.2 million.  In addition, our iHM segment exercised a put option that sold five radio stations in the Green Bay market for approximately $17.6 million and recorded a gain of $0.5 million.  These net gains are included in “Other operating income, net.”

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

Uses of Capital

Debt Repurchases, Maturities and Other

2014

During the period of October 1, 2014 through December 31, 2014, CC Finco repurchased via open market transactions a total of $177.1 million aggregate principal amount of notes, comprised of $57.1 million of iHeartCommunications’ outstanding 5.5% Senior Notes due 2016 and $120.0 million of iHeartCommunications’ outstanding 10.0% Senior Notes due 2018, for a total purchase price of $159.3 million, including accrued interest. The notes repurchased by CC Finco were not cancelled and remain outstanding.

On September 29, 2014, iHeartCommunications prepaid at par $245.9 million of the loans outstanding under its Term Loan B facility and $4.1million of the loans outstanding under its Term Loan C-asset sale facility, using the net proceeds of the Priority Guarantee Notes due 2022 issued on such date.

On September 10, 2014, iHeartCommunications prepaid at par $729.0 million of the loans outstanding under its Term Loan B facility and $12.1 million of the loans outstanding under its Term Loan C-asset sale facility, using the net proceeds of the Priority Guarantee Notes due 2022 issued on such date.

On August 22, 2014, iHeartCommunications redeemed all of the outstanding $94.3 million aggregate principal amount of 10.75% Senior Cash Pay Notes due 2016 and $127.9 million aggregate principal amount of 11.00%/11.75% Senior Toggle Notes due 2016 using proceeds of the issuance to CC Finco of new 14.0% Senior Notes due 2021.

On June 6, 2014, using the proceeds from the issuance of the 10.0% Senior Notes due 2018, iHeartCommunications redeemed $567.1 million aggregate principal amount of iHeartCommunications’ 5.5% Senior Notes due 2014 (including $158.5 million principal amount of the notes held by a subsidiary of iHeartCommunications) and $241.0 million aggregate principal amount of iHeartCommunications’ 4.9% Senior Notes due 2015.

During March 2014, CC Finco repurchased, through open market purchases, a total of $61.9 million aggregate principal amount of notes, comprised of $52.9 million of iHeartCommunications’ outstanding 5.5% Senior Notes due 2014 and $9.0 million of iHeartCommunications’ outstanding 4.9% Senior Notes due 2015, for a total purchase price of $63.1 million, including accrued interest.  CC Finco contributed the notes to a subsidiary of ours and iHeartCommunications cancelled these notes subsequent to the purchase.

During February 2014, iHeartCommunications repaid all principal amounts outstanding under its receivables based credit facility, using cash on hand. This voluntary repayment did not reduce the commitments under this facility and iHeartCommunications has the ability to redraw amounts under this facility at any time.

2013

During August 2013, iHeartCommunications made a $25.3 million scheduled applicable high-yield discount obligation payment to the holders of the senior toggle notes.

During February 2013, using the proceeds from the issuance of the 11.25% Priority Guarantee Notes along with borrowings under the receivables based credit facility of $269.5 million and cash on hand, iHeartCommunications prepaid all $846.9 million outstanding under its Term Loan A under its senior secured credit facilities.  We recorded a loss of $3.9 million in “Loss on extinguishment of debt” related to the accelerated expensing of loan fees.

During January 2013, iHeartCommunications repaid its 5.75% senior notes at maturity for $312.1 million (net of $187.9 million principal amount repaid to a subsidiary of iHeartCommunications with respect to notes repurchased and held by such entity), plus accrued interest, using cash on hand.

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

During October 2012, iHeartCommunications consummated a private exchange offer of $2.0 billion aggregate principal amount of term loans under its senior secured credit facilities for a like principal amount of newly issued Priority Guarantee Notes due 2019.  The exchange offer was available only to eligible lenders under the senior secured credit facilities, and the Priority Guarantee Notes due 2019 were offered only in reliance on exemptions from registration under the Securities Act of 1933, as amended.

In connection with the issuance of the CCWH Subordinated Notes, CCOH paid the $2,170.4 million CCOH dividend on March 15, 2012 to its Class A and Class B stockholders, consisting of $1,925.7 million distributed to CC Holdings and CC Finco and $244.7 million distributed to other stockholders. In connection with the Subordinated Notes issuance and CCOH dividend, iHeartCommunications repaid indebtedness under its senior secured credit facilities in an amount equal to the aggregate amount of dividend proceeds distributed to CC Holdings and CC Finco, or $1,925.7 million.  Of this amount, a prepayment of $1,918.1 million was applied to indebtedness outstanding under iHeartCommunications’ revolving credit facility, thus permanently reducing the revolving credit commitments under iHeartCommunications’ revolving credit facility to $10.0 million.  During the fourth quarter of 2012, the revolving credit facility was permanently paid off and terminated using available cash on hand.  The remaining $7.6 million prepayment was allocated on a pro rata basis to iHeartCommunications’ term loan facilities.

In addition, on March 15, 2012, using cash on hand, iHeartCommunications made voluntary prepayments under its senior secured credit facilities in an aggregate amount equal to $170.5 million, as follows: (i) $16.2 million under its Term Loan A due 2014, (ii) $129.8 million under its Term Loan B due 2016, (iii) $10.0 million under its Term Loan C due 2016 and (iv) $14.5 million under its delayed draw term loans due 2016. In connection with the prepayments on iHeartCommunications’ senior secured credit facilities, we recorded a loss of $15.2 million in “Loss on extinguishment of debt” related to the accelerated expensing of loan fees.

During March 2012, iHeartCommunications repaid its 5.0% senior notes at maturity for $249.9 million (net of $50.1 million principal amount repaid to a subsidiary of iHeartCommunications with respect to notes repurchased and held by such entity), plus accrued interest, using a portion of the proceeds from the June 2011 offering of priority guarantee notes, along with cash on hand.

Capital Expenditures

Capital expenditures for the years ended December 31, 2014, 2013 and 2012 were as follows:

(In millions)	Years Ended December 31,
	2014	2013	2012
iHM	$50.4	$75.7	$65.8
Americas outdoor advertising	97.0	89.0	117.7
International outdoor advertising	130.2	108.5	150.1
Corporate and Other	40.6	51.3	56.7
Total capital expenditures	$318.2	$324.5	$390.3

Our capital expenditures are not of significant size individually and primarily relate to the ongoing deployment of digital displays and improvements to traditional displays in our Americas outdoor segment as well as new billboard and street furniture contracts and renewals of existing contracts in our International outdoor segment, studio and broadcast equipment at iHM and software at Corporate.

Dividends

We have not declared any dividend on our limited liability company interests since our formation.  iHeartCommunications’ debt financing arrangements include restrictions on its ability to pay dividends as described in this MD&A, which in turn affects our ability to pay dividends.

Acquisitions

The Company is the beneficiary of Aloha Station Trust, LLC (the “Aloha Trust”), which owns and operates radio stations which the Aloha Trust is required to divest in order to comply with Federal Communication Commission (“FCC”) media ownership rules, and which are being marketed for sale. During 2014, the Aloha Trust completed a transaction in which it exchanged two radio stations for a portfolio of 29 radio stations.  In this transaction the Company received 28 radio stations.  One radio station was placed into the Brunswick Station Trust, LLC in order to comply with FCC media ownership rules where it is being marketed for sale, and the Company is the beneficiary of this trust.  The exchange was accounted for at fair value in accordance with ASC 805, Business Combinations.  The disposal of these radio stations resulted in a gain on sale of $43.5 million, which is included in other operating income.  This acquisition resulted in an aggregate increase in net assets of $49.2 million, which includes $13.8 million in indefinite-lived intangible assets, $10.2 million in definite-lived intangibles, $8.1 million in property, plant and equipment and $0.8 million of assumed liabilities.  In addition, the Company recognized $17.9 million of goodwill.

During 2012, we completed the acquisition of WOR-AM in New York City for $30.0 million and WFNX in Boston for $14.5 million.  These acquisitions resulted in an aggregate increase of $5.3 million to property plant and equipment, $15.2 million to intangible assets and $24.7 million to goodwill, in addition to $0.7 million of assumed liabilities.

Stock Purchases

On August 9, 2010, iHeartCommunications announced that its board of directors approved a stock purchase program under which iHeartCommunications or its subsidiaries may purchase up to an aggregate of $100.0 million of the Class A common stock of Parent and/or the Class A common stock of CCOH. The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at iHeartCommunications’ discretion. During 2014, CC Finco purchased 5,000,000 shares of CCOH’s Class A common stock for approximately $48.8 million.  During 2012, CC Finco purchased 111,291 shares of Parent’s Class A common stock for $692,887.  During 2011, CC Finco purchased 1,553,971 shares of CCOH’s Class A common stock through open market purchases for approximately $16.4 million.  As of December 31, 2014, an aggregate $34.2 million was available under the stock purchase program to purchase Class A common stock of Parent and/or the Class A common stock of CCOH.

On January 7, 2015 CC Finco purchased an additional 2,000,000 shares of CCOH’s Class A common stock for $20.4 million.

Certain Relationships with the Sponsors

iHeartCommunications is party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  During the years ended December 31, 2014, 2013 and 2012, we recognized management fees and reimbursable expenses of $15.2 million, $15.8 million and $15.9 million, respectively.

CCOH Dividend

In connection with the cash management arrangements for CCOH, iHeartCommunications maintains an intercompany revolving promissory note payable by iHeartCommunications to CCOH (the “Note”), which consists of the net activities resulting from day-to-day cash management services provided by iHeartCommunications to CCOH.  As of December 31, 2014, the balance of the Note was $947.8 million, all of which is payable on demand.  The Note is eliminated in consolidation in our consolidated financial statements.

The Note previously was the subject of litigation. Pursuant to the terms of the settlement of that litigation, CCOH’s board of directors established a committee for the specific purpose of monitoring the Note. That committee has the non-exclusive authority, pursuant to the terms of its charter, to demand payments under the Note under certain specified circumstances tied to the Company’s liquidity or the amount outstanding under the Due from Note as long as CCOH makes a simultaneous dividend equal to the amount so demanded.

On August 11, 2014, in accordance with the terms of its charter, (i) that committee demanded repayment of $175 million outstanding under the Note on such date and (ii) CCOH paid a special cash dividend in aggregate amount equal to $175 million to CCOH’s stockholders of record as of August 4, 2014. As the indirect parent of CCOH, we were entitled to approximately 88% of the proceeds from such dividend through our wholly-owned subsidiaries. The remaining approximately 12% of the proceeds from the dividend, or approximately $21 million, was paid to the public stockholders of CCOH and is included in Dividends and other payments to noncontrolling interests in our consolidated statement of cash flows. We funded the net payment of this $21 million with cash on hand, which reduced the amount of cash we have available to fund our working capital needs, debt service obligations and other obligations. Following satisfaction of the demand, the balance outstanding under the Note was reduced by $175 million.

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

The scheduled maturities of iHeartCommunications’ senior secured credit facilities, receivables based facility, priority guarantee notes, other long-term debt outstanding, and our future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts, payments under employment/talent contracts, capital expenditure commitments and other long-term obligations as of December 31, 2014 are as follows:

(In thousands)	Payments due by Period
Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Long-term Debt:
Secured Debt	$12,575,294	$2,746	$942,122	$8,304,255	$3,326,171
Senior Notes due 2021	1,661,697	-	-	-	1,661,697
iHeartCommunications Legacy Notes	667,900	-	192,900	175,000	300,000
Senior Notes due 2018	730,000	-	-	730,000	-
CCWH Senior Notes	2,725,000	-	-	-	2,725,000
CCWH Senior Subordinated Notes	2,200,000	-	-	-	2,200,000
Other Long-term Debt	1,024	858	106	60	-
Interest payments on long-term debt (1)	9,037,483	1,645,039	3,223,040	2,691,292	1,478,112
Non-cancelable operating leases	2,923,445	435,118	650,363	512,793	1,325,171
Non-cancelable contracts	2,040,323	593,123	699,390	411,690	336,120
Employment/talent contracts	198,944	80,442	107,433	11,069	-
Capital expenditures	209,487	55,968	137,438	1,679	14,402
Unrecognized tax benefits (2)	112,737	2,327	-	-	110,410
Other long-term obligations (3)	343,795	11,365	81,682	24,800	225,948
Total	$35,427,129	$2,826,986	$6,034,474	$12,862,638	$13,703,031

(1)     Interest payments on the senior secured credit facilities assume the interest rate is held constant over the remaining term.

(2)     The non-current portion of the unrecognized tax benefits is included in the “Thereafter” column as we cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time.

(3)     Other long-term obligations consist of $53.9 million related to asset retirement obligations recorded pursuant to ASC 410-20, which assumes the underlying assets will be removed at some period over the next 50 years. Also included are $52.3 million of contract payments in our syndicated radio and media representation businesses and $237.6 million of various other long-term obligations.

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

Interest Rate Risk

A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. At December 31, 2014, approximately 35% of our aggregate principal amount of long-term debt bears interest at floating rates. Assuming the current level of borrowings and assuming a 100% change in LIBOR, it is estimated that our interest expense for the year ended December 31, 2014 would have changed by $11.2 million.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net income of $80.2 million for the year ended December 31, 2014.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have increased our net loss for the year ended December 31, 2014 by $8.0 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the year ended December 31, 2014 would have decreased our net loss by a corresponding amount.

This analysis does not consider the implications that such currency fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

Inflation

Inflation is a factor in the economies in which we do business and we continue to seek ways to mitigate its effect.  Inflation has affected our performance in terms of higher costs for wages, salaries and equipment.  Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs by increasing the effective advertising rates of most of our broadcasting stations and outdoor display faces in our iHM, Americas outdoor, and International outdoor operations.

New Accounting Pronouncements

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

If our agings were to improve or deteriorate resulting in a 10% change in our allowance, we estimated that our bad debt expense for the year ended December 31, 2014 would have changed by approximately $4.0 million.

Long-lived Assets

Long-lived assets, including structures and other property, plant and equipment and definite-lived intangibles, are reported at historical cost less accumulated depreciation and amortization. We estimate the useful lives for various types of advertising structures and other long-lived assets based on our historical experience and our plans regarding how we intend to use those assets. Advertising structures have different lives depending on their nature, with large format bulletins generally having longer depreciable lives and posters and other displays having shorter depreciable lives. Street furniture and transit displays are depreciated over their estimated useful lives or appropriate contractual periods, whichever is shorter. Our experience indicates that the estimated useful lives applied to our portfolio of assets have been reasonable, and we do not expect significant changes to the estimated useful lives of our long-lived assets in the future. When we determine that structures or other long-lived assets will be disposed of prior to the end of their useful lives, we estimate the revised useful lives and depreciate the assets over the revised period. We also review long-lived assets for impairment when events and circumstances indicate that depreciable and amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.

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

Indefinite-lived Intangible Assets

In connection with the Merger Agreement pursuant to which Parent acquired iHeartCommunications in 2008, we allocated the purchase price to all of our assets and liabilities at estimated fair values, including our FCC licenses and our billboard permits.  Indefinite-lived intangible assets, such as our FCC licenses and our billboard permits, are reviewed annually for possible impairment using the direct valuation method as prescribed in ASC 805-20-S99.  Under the direct valuation method, the estimated fair value of the indefinite-lived intangible assets was calculated at the market level as prescribed by ASC 350-30-35.Under the direct valuation method, it is assumed that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch.  Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value.  Initial capital costs are deducted from the discounted cash flows model which results in value that is directly attributable to the indefinite-lived intangible assets.

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

On October 1, 2014, we performed our annual impairment test in accordance with ASC 350-30-35 and recognized aggregate impairment charges of $15.7 million related to FCC Licenses in our iHM business.

In determining the fair value of our FCC licenses, the following key assumptions were used:

§  Revenue growth sales forecast and published by BIA Financial Network, Inc. (“BIA”), varying by market, were used for the initial four-year period;

§  2% revenue growth was assumed beyond the initial four-year period;

§  Revenue was grown proportionally over a build-up period, reaching market revenue forecast by year 3;

§  Operating margins of 12.5% in the first year gradually climb to the industry average margin in year 3 of up to 29.6%, depending on market size; and

§  Assumed discount rates of 9.5% for the 13 largest markets and 10.0% for all other markets.

In determining the fair value of our billboard permits, the following key assumptions were used:

§  Industry revenue growth forecast at 3.0% was used for the initial four-year period;

§  3% revenue growth was assumed beyond the initial four-year period;

§  Revenue was grown over a build-up period, reaching maturity by year 2;

§  Operating margins gradually climb to the industry average margin of up to 56%, depending on market size, by year 3; and

§  Assumed discount rate of 8.5%.

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

(In thousands)	Revenue	Profit	Discount
Description	Growth Rate	Margin	Rates
FCC license	$387,466	$139,220	$414,736
Billboard permits	$803,300	$137,600	$807,000

The estimated fair value of our FCC licenses and billboard permits at October 1, 2014 and 2013 was $5.5 billion and $5.6 billion, respectively, while the carrying value was $3.5 billion and $3.5 billion, respectively.

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

On October 1, 2014, we performed our annual impairment test in accordance with ASC 350-30-35, resulting in no goodwill impairment charge. In determining the fair value of our reporting units, we used the following assumptions:

§  Expected cash flows underlying our business plans for the periods 2014 through 2018. Our cash flow assumptions are based on detailed, multi-year forecasts performed by each of our operating segments, and reflect the advertising outlook across our businesses.

§  Cash flows beyond 2018 are projected to grow at a perpetual growth rate, which we estimated at 2% for our iHM segment, 3% for our Americas outdoor and International outdoor segments, and 2.0% for our Other segment.

§  In order to risk adjust the cash flow projections in determining fair value, we utilized a discount rate of approximately 8.5% to 12.0% for each of our reporting units.

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

(In thousands)	Revenue	Profit	Discount
Description	Growth Rate	Margin	Rates
iHM	$1,420,000	$340,000	$1,360,000
Americas Outdoor	$790,000	$160,000	$740,000
International Outdoor	$440,000	$240,000	$400,000

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

We use our judgment to determine whether it is more likely than not that our deferred tax assets will be realized.  Deferred tax assets are reduced by valuation allowances if the Company believes it is more than likely than not that some portion or the entire asset will not be realized.

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

Insurance Accruals

We are currently self-insured beyond certain retention amounts for various insurance coverages, including general liability and property and casualty.  Accruals are recorded based on estimates of actual claims filed, historical payouts, existing insurance coverage and projected future development of costs related to existing claims. Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of December 31, 2014.

If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.  A 10% change in our self-insurance liabilities at December 31, 2014 would have affected our net loss by approximately $2.2 million for the year ended December 31, 2014.

Asset Retirement Obligations

ASC 410-20 requires us to estimate our obligation upon the termination or nonrenewal of a lease, to dismantle and remove our billboard structures from the leased land and to reclaim the site to its original condition.

Due to the high rate of lease renewals over a long period of time, our calculation assumes all related assets will be removed at some period over the next 50 years.  An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site.  The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk-adjusted credit rate for the same period.  If our assumption of the risk-adjusted credit rate used to discount current year additions to the asset retirement obligation decreased approximately 1%, our liability as of December 31, 2014 would not be materially impacted.  Similarly, if our assumption of the risk-adjusted credit rate increased approximately 1%, our liability would not be materially impacted.

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

President and Chief Financial Officer

/s/ Scott D. Hamilton

Senior Vice President and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm
The Board of Managers and Member iHeartMedia Capital I, LLC

We   We have audited the accompanying consolidated balance sheets of iHeartMedia Capital I, LLC and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, changes in member’s deficit and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iHeartMedia Capital I, LLC and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Antonio, Texas
February 19, 2015

CONSOLIDATED BALANCE SHEETS OF
iHeartMedia Capital I, LLC AND SUBSIDIARIES

(In thousands)	December 31,	December 31,
	2014	2013
CURRENT ASSETS
Cash and cash equivalents	$457,024	$708,151
Accounts receivable, net of allowance of $39,698 in 2014 and $48,401 in 2013	1,395,248	1,440,501
Prepaid expenses	191,572	203,485
Other current assets	136,299	161,157
Total Current Assets	2,180,143	2,513,294
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,614,199	1,765,510
Other property, plant and equipment, net	1,084,865	1,132,120
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,411,071	2,416,406
Indefinite-lived intangibles - permits	1,066,748	1,067,783
Other intangibles, net	1,206,727	1,466,546
Goodwill	4,187,424	4,202,187
OTHER ASSETS
Other assets	289,065	533,456
Total Assets	$14,040,242	$15,097,302
CURRENT LIABILITIES
Accounts payable	$132,258	$131,370
Accrued expenses	799,475	807,210
Accrued interest	252,900	194,844
Deferred income	176,048	176,460
Current portion of long-term debt	3,604	453,734
Total Current Liabilities	1,364,285	1,763,618
Long-term debt	20,322,414	20,030,479
Deferred income taxes	1,563,888	1,537,820
Other long-term liabilities	454,863	462,020
Commitments and contingent liabilities (Note 7)
MEMBER'S DEFICIT
Noncontrolling interest	224,140	245,531
Member's interest	2,101,632	2,142,536
Accumulated deficit	(11,682,390)	(10,888,629)
Accumulated other comprehensive loss	(308,590)	(196,073)
Total Member's Deficit	(9,665,208)	(8,696,635)
Total Liabilities and Member's Deficit	$14,040,242	$15,097,302

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS OF
iHeartMedia Capital I, LLC AND SUBSIDIARIES

(In thousands)	Years Ended December 31,
	2014	2013	2012

Revenue	$6,318,533	$6,243,044	$6,246,884
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,534,365	2,554,087	2,498,400
Selling, general and administrative expenses (excludes depreciation and amortization)	1,687,208	1,649,861	1,666,418
Corporate expenses (excludes depreciation and amortization)	320,331	313,514	293,207
Depreciation and amortization	710,898	730,828	729,285
Impairment charges	24,176	16,970	37,651
Other operating income, net	40,031	22,998	48,127
Operating income	1,081,586	1,000,782	1,070,050
Interest expense	1,741,596	1,649,451	1,549,023
Gain (loss) on marketable securities	-	130,879	(4,580)
Equity in earnings (loss) of nonconsolidated affiliates	(9,416)	(77,696)	18,557
Loss on extinguishment of debt	(43,347)	(87,868)	(254,723)
Other income (expense), net	9,104	(21,980)	250
Loss before income taxes	(703,669)	(705,334)	(719,469)
Income tax benefit (expense)	(58,489)	121,817	308,279
Consolidated net loss	(762,158)	(583,517)	(411,190)
Less amount attributable to noncontrolling interest	31,603	23,366	13,289
Net loss attributable to the Company	$(793,761)	$(606,883)	$(424,479)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(121,878)	(33,001)	40,242
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain on marketable securities	327	16,576	23,103
Unrealized holding gain on cash flow derivatives	-	48,180	52,112
Other adjustments to comprehensive income (loss)	(11,438)	6,732	1,135
Reclassification adjustment for realized (gain) loss on securities included in net loss	3,317	(83,752)	2,045
Other comprehensive income (loss)	(129,672)	(45,265)	118,637
Comprehensive loss	(923,433)	(652,148)	(305,842)
Less amount attributable to noncontrolling interest	(21,080)	(2,476)	5,878
Comprehensive loss attributable to the Company	$(902,353)	$(649,672)	$(311,720)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S DEFICIT OF
iHeartMedia Capital I, LLC AND SUBSIDIARIES

		Controlling Interest
(In thousands)				Accumulated
	Non-			Other
	controlling	Member's	Accumulated	Comprehensive
	Interest	Interest	Deficit	Loss	Total
Balances at December 31, 2011	$521,794	$2,129,575	$(9,857,267)	$(266,043)	$(7,471,941)
Net income (loss)	13,289	-	(424,479)	-	(411,190)
Issuance (forfeiture) of restricted stock	6,381	(3,290)	-	-	3,091
Amortization of share-based compensation	10,589	17,951	-	-	28,540
Purchases of additional noncontrolling interest	28	-	-	-	28
Dividend declared and paid to noncontrolling interests	(244,734)	-	-	-	(244,734)
Other	(9,228)	(8,394)	-	-	(17,622)
Other comprehensive income	5,878	-	-	112,759	118,637
Balances at December 31, 2012	$303,997	$2,135,842	$(10,281,746)	$(153,284)	$(7,995,191)
Net income (loss)	23,366	-	(606,883)	-	(583,517)
Issuance (forfeiture) of restricted stock	4,192	(423)	-	-	3,769
Amortization of share-based compensation	7,725	8,990	-	-	16,715
Dividend declared and paid to noncontrolling interests	(91,887)	-	-	-	(91,887)
Other	614	(1,873)	-	-	(1,259)
Other comprehensive income	(2,476)	-	-	(42,789)	(45,265)
Balances at December 31, 2013	$245,531	$2,142,536	$(10,888,629)	$(196,073)	$(8,696,635)
Net income (loss)	31,603	-	(793,761)	-	(762,158)
Issuance (forfeiture) of restricted stock	2,237	(993)	-	-	1,244
Amortization of share-based compensation	7,743	2,970	-	-	10,713
Dividend declared and paid to noncontrolling interests	(40,027)	-	-	-	(40,027)
Purchases of additional noncontrolling interest	(1,944)	(42,881)	-	(3,925)	(48,750)
Other	77	-	-	-	77
Other comprehensive loss	(21,080)	-	-	(108,592)	(129,672)
Balances at December 31, 2014	$224,140	$2,101,632	$(11,682,390)	$(308,590)	$(9,665,208)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
iHeartMedia Capital I, LLC AND SUBSIDIARIES

(In thousands)	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Consolidated net loss	$(762,158)	$(583,517)	$(411,190)
Reconciling items:
Impairment charges	24,176	16,970	37,651
Depreciation and amortization	710,898	730,828	729,285
Deferred taxes	33,923	(158,170)	(304,611)
Provision for doubtful accounts	14,167	20,243	11,715
Amortization of deferred financing charges and note discounts, net	89,701	124,342	164,097
Share-based compensation	10,713	16,715	28,540
Gain on disposal of operating and fixed assets	(44,512)	(22,998)	(48,127)
(Gain) loss on marketable securities	-	(130,879)	4,580
Equity in (earnings) loss of nonconsolidated affiliates	9,416	77,696	(18,557)
Loss on extinguishment of debt	43,347	87,868	254,723
Other reconciling items, net	(14,325)	19,904	14,234
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(13,898)	(29,605)	(34,238)
Increase in accrued expenses	31,049	26,105	34,874
Increase (decrease) in accounts payable	6,404	(2,620)	13,863
Increase in accrued interest	88,560	16,014	20,223
Increase in deferred income	11,288	7,508	33,482
Changes in other operating assets and liabilities	6,367	(3,532)	(45,412)
Net cash provided by operating activities	245,116	212,872	485,132
Cash flows from investing activities:
Proceeds from sale of other investments	236,618	135,571	-
Purchases of businesses	841	(97)	(50,116)
Purchases of property, plant and equipment	(318,164)	(324,526)	(390,280)
Proceeds from disposal of assets	10,273	81,598	59,665
Purchases of other operating assets	(4,541)	(21,532)	(14,826)
Change in other, net	(13,709)	(4,379)	(1,464)
Net cash used for investing activities	(88,682)	(133,365)	(397,021)
Cash flows from financing activities:
Draws on credit facilities	68,010	272,252	604,563
Payments on credit facilities	(315,682)	(27,315)	(1,931,419)
Proceeds from long-term debt	2,062,475	575,000	4,917,643
Payments on long-term debt	(2,099,101)	(1,248,860)	(3,346,906)
Payments to repurchase noncontrolling interests	(48,750)	(61,143)	(7,040)
Dividends and other payments to noncontrolling interests	(40,027)	(91,887)	(251,665)
Deferred financing charges	(26,169)	(18,390)	(83,617)
Change in other, net	1,243	4,461	3,092
Net cash used for financing activities	(398,001)	(595,882)	(95,349)
Effect of exchange rate changes on cash	(9,560)	(484)	3,566
Net decrease in cash and cash equivalents	(251,127)	(516,859)	(3,672)
Cash and cash equivalents at beginning of period	708,151	1,225,010	1,228,682
Cash and cash equivalents at end of period	$457,024	$708,151	$1,225,010
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$1,540,860	$1,543,455	$1,381,396
Cash paid during the year for taxes	53,074	50,934	52,517

See Notes to Consolidated Financial Statements

iHeartMedia Capital I, LLC  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

iHeartMedia Capital I, LLC (the “Company”) is the direct parent of iHeartCommunications, Inc., a Texas corporation (“iHeartCommunications” or the “Subsidiary Issuer”).  The Company and certain of iHeartCommunications’ direct and indirect wholly-owned domestic subsidiaries fully and unconditionally guarantee on a joint and several basis certain of iHeartCommunications’ outstanding indebtedness.  As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the Company’s financial statements and related footnotes included in Item 8 of Part II of this Annual Report on Form 10-K contain certain footnote disclosures regarding the financial information of the Company, iHeartMedia, Inc. and iHeartCommunications’ domestic wholly-owned subsidiaries that guarantee certain of iHeartCommunications’ outstanding indebtedness.

Nature of Business

The Company is a limited liability company organized under Delaware law, with all of its interests being held by iHeartMedia Capital II, LLC, a direct, wholly owned subsidiary of iHeartMedia, Inc. (“Parent”). Parent was formed in May 2007 by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) for the purpose of acquiring the business of iHeartCommunications. The acquisition was completed on July 30, 2008 pursuant to the Agreement and Plan of Merger, dated November 16, 2006, as amended on April 18, 2007, May 17, 2007 and May 13, 2008 (the “Merger Agreement”).

iHeartCommunications is a wholly-owned subsidiary of the Company. Upon the consummation of the merger, Parent became a public company and iHeart was no longer a public company. Prior to the acquisition, the Company had not conducted any activities, other than activities incident to its formation and in connection with the acquisition, and did not have any assets or liabilities, other than as related to the acquisition. Subsequent to the acquisition, iHeartCommunications became a direct, wholly-owned subsidiary of the Company and the business of the Company became that of iHeartCommunications and its subsidiaries. As a result, all of the operations of the Company are conducted by iHeartCommunications.

The Company’s reportable operating segments are iHeartMedia (“iHM”), Americas outdoor advertising (“Americas outdoor”), and International outdoor advertising (“International outdoor”).  The iHM segment provides media and entertainment services via broadcast and digital delivery.  The Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Included in the “Other” category are the Company’s media representation business, Katz Media Group, as well as other general support services and initiatives, which are ancillary to its other businesses.

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

Certain prior period amounts have been reclassified to conform to the 2014 presentation.

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company is the beneficiary of two trusts created to comply with Federal Communications Commission (“FCC”) ownership rules.  The radio stations owned by the trusts are managed by independent trustees.  The trustees are marketing these stations for sale, and the stations will have to be sold unless any stations may be owned by the Company under then-current FCC rules, in which case the trusts will be terminated with respect to such stations.  The trust agreements stipulate that the Company must fund any operating shortfalls of the trust activities, and any excess cash flow generated by the trusts is distributed to the Company.  The Company is also the beneficiary of proceeds from the sale of stations held in the trusts.  The Company consolidates the trusts in accordance with ASC 810-10, which requires an enterprise involved with variable interest entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in the variable interest entity, as the trusts were determined to be a variable interest entity and the Company is the primary beneficiary under the trusts.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, net of reserves for sales returns and allowances, and allowances for doubtful accounts.  The Company evaluates the collectability of its accounts receivable based on a combination of factors.  In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected.  For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of revenue for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions.  The Company believes its concentration of credit risk is limited due to the large number and the geographic diversification of its customers.

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

Land Leases

Most of the Company’s outdoor advertising structures are located on leased land.  Americas outdoor land leases are typically paid in advance for periods ranging from one to 12 months.  International outdoor land leases are paid both in advance and in arrears, for

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

periods ranging from one to 12 months.  Most international street furniture display faces are operated through contracts with municipalities for up to 20 years.  The leased land and street furniture contracts often include a percent of revenue to be paid along with a base rent payment.  Prepaid land leases are recorded as an asset and expensed ratably over the related rental term and rent payments in arrears are recorded as an accrued liability.

Intangible Assets

The Company’s indefinite-lived intangible assets include FCC broadcast licenses in its iHM segment and billboard permits in its Americas outdoor advertising segment.  The Company’s indefinite-lived intangible assets are not subject to amortization, but are tested for impairment at least annually. The Company tests for possible impairment of indefinite-lived intangible assets whenever events or changes in circumstances, such as a significant reduction in operating cash flow or a dramatic change in the manner for which the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable.

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

Goodwill

At least annually, the Company performs its impairment test for each reporting unit’s goodwill.  The Company uses a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, is less than the fair value of the reporting unit. The Company identified its reporting units in accordance with ASC 350-20-55. The U.S. radio markets are aggregated into a single reporting unit and the Company’s U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test.  The Company also determined that within its Americas outdoor segment, Canada constitutes a separate reporting unit and each country in its International outdoor segment constitutes a separate reporting unit.  The Company had no impairment of goodwill in 2014. The Company recognized a non-cash impairment charge to goodwill of $10.7 million based on declining future cash flows expected in one country in the International outdoor segment for 2013.  The Company had no impairment of goodwill for 2012.

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

Other Investments

Other investments are composed primarily of equity securities.  These securities are classified as available-for-sale or trading and are carried at fair value based on quoted market prices.  Securities are carried at historical value when quoted market prices are unavailable.  The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported in accumulated other comprehensive loss as a component of member’s deficit.  In addition, the Company holds investments that do not have quoted market prices.  The Company periodically assesses the value of available-for-sale and non-marketable securities and records impairment charges in the statement of comprehensive loss for any decline in value that is determined to be other-than-temporary.  The average cost method is used to compute the realized gains and losses on sales of equity securities.

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company periodically assesses the value of its available-for-sale securities.  Based on these assessments, there were no impairments during the years ended December 31, 2014 and 2013. The Company concluded that other-than-temporary impairments existed at December 31, 2012 and recorded a noncash impairment charge of $4.6 million during the year ended December 31, 2012. Such charge is recorded on the statement of comprehensive loss in “Gain (Loss) on marketable securities”.

Derivative Instruments and Hedging Activities

Prior to the expiration of the Company’s interest rate swap agreement on September 30, 2013, the provisions of ASC 815-10 required the Company to recognize it as either an asset or liability in the consolidated balance sheet at fair value.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship.  The interest rate swap was designated and qualified as a hedging instrument, and was characterized as a cash flow hedge.  The Company formally documented all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions.  The Company formally assessed, both at inception and at least quarterly thereafter prior to expiration, whether the derivatives that were used in hedging transactions were highly effective in offsetting changes in either the fair value or cash flows of the hedged item.

Financial Instruments

Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at December 31, 2014 and 2013.

Income Taxes

The Company accounts for income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or the entire asset will not be realized.  Generally all earnings from the Company’s foreign operations are permanently reinvested and not distributed. The Company has not provided U.S. federal income taxes for temporary differences with respect to investments in foreign subsidiaries, which at December 31, 2014 currently result in tax basis amounts greater than the financial reporting basis.  It is not apparent that these unrecognized deferred tax assets will reverse in the foreseeable future.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant current and historic deficits in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.  We regularly review our tax liabilities on amounts that may be distributed in future periods and provide for foreign withholding and other current and deferred taxes on any such amounts.  The determination of the amount of federal income taxes, if any, that might become due in the event that our foreign earnings are distributed is not practicable.

Revenue Recognition

iHM revenue is recognized as advertisements or programs are broadcast and is generally billed monthly.  Outdoor advertising contracts typically cover periods of a few weeks up to one year and are generally billed monthly.  Revenue for outdoor advertising space rental is recognized ratably over the term of the contract.  Advertising revenue is reported net of agency commissions.  Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company’s media and entertainment and outdoor operations.  Payments received in advance of being earned are recorded as deferred income.  Revenue arrangements may contain multiple products and services and revenues are allocated based on the relative fair value of each delivered item and recognized in accordance with the applicable revenue recognition criteria for the specific unit of accounting.

Barter transactions represent the exchange of advertising spots or display space for merchandise, services or other assets.  These transactions are recorded at the estimated fair market value of the advertising spots or display space or the fair value of the merchandise or services received, whichever is most readily determinable.  Revenue is recognized on barter and trade transactions when the advertisements are broadcasted or displayed.  Expenses are recorded ratably over a period that estimates when the merchandise, service or other assets received is utilized, or when the event occurs.  Barter and trade revenues and expenses from continuing operations are included in consolidated revenue and selling, general and administrative expenses, respectively.  Barter and trade revenues and expenses from continuing operations were as follows:

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In millions)	Years Ended December 31,
	2014	2013	2012
Barter and trade revenues	$69.4	$66.0	$56.5
Barter and trade expenses	68.1	58.5	58.8

Advertising Expense

The Company records advertising expense as it is incurred.  Advertising expenses were $103.0 million, $133.7 million and $113.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The Company does not have any equity incentive plans under which it grants stock awards to employees. Employees of subsidiaries of the Company receive equity awards from Parent’s equity incentive plan or CCOH’s equity incentive plan.

Foreign Currency

Results of operations for foreign subsidiaries and foreign equity investees are translated into U.S. dollars using the average exchange rates during the year.  The assets and liabilities of those subsidiaries and investees are translated into U.S. dollars using the exchange rates at the balance sheet date.  The related translation adjustments are recorded in a separate component of member’s deficit, “Accumulated other comprehensive loss”.  Foreign currency transaction gains and losses are included in operations.

New Accounting Pronouncements

During the first quarter of 2014, the Company adopted the Financial Accounting Standards Board’s (“FASB”) ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  This update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. The amendments were effective for fiscal years (and interim periods within) beginning after December 15, 2013 and were to be applied retrospectively to all prior periods presented for such obligations that existed at the beginning of an entity’s fiscal year of adoption.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

During the first quarter of 2014, the Company adopted the FASB’s ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity of an Investment in a Foreign Entity. The amendments were effective prospectively for the fiscal years (and interim periods within) beginning after December 15, 2013 and provide clarification guidance for the release of the cumulative translation adjustment under current U.S. GAAP. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements

During the first quarter of 2014, the Company adopted the FASB’s ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update requires unrecognized tax benefits to be offset against a deferred tax asset for a net operating loss carryforward, similar tax loss or tax credit carryforward in certain situations.  The amendments were effective prospectively for the fiscal years (and interim periods within) beginning after December 15, 2013.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

NOTE 2 – Property, plant and equipment, INTANGIBLE ASSETS AND GOODWILL

Acquisitions

The Company is the beneficiary of Aloha Station Trust, LLC (the “Aloha Trust”), which owns and operates radio stations which the Aloha Trust is required to divest in order to comply with Federal Communication Commission (“FCC”) media ownership rules, and which are being marketed for sale. During 2014, the Aloha Trust completed a transaction in which it exchanged two radio stations for a portfolio of 29 radio stations.  In this transaction the Company received 28 radio stations.  One radio station was placed into the Brunswick Station Trust, LLC in order to comply with FCC media ownership rules where it is being marketed for sale, and the Company is the beneficiary of this trust.  The exchange was accounted for at fair value in accordance with ASC 805, Business Combinations.  The disposal of these radio stations resulted in a gain on sale of $43.5 million, which is included in other operating income, net.  This acquisition resulted in an aggregate increase in net assets of $49.2 million, which includes $13.8 million in indefinite-lived intangible assets, $10.2 million in definite-lived intangibles, $8.1 million in property, plant and equipment and $0.8 million of assumed liabilities.  In addition, the Company recognized $17.9 million of goodwill.

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

Dispositions

During 2013, the Company’s Americas outdoor segment divested certain outdoor advertising assets in Times Square for approximately $18.7 million resulting in a gain of $12.2 million.  In addition, iHM exercised a put option to sell five radio stations in the Green Bay market for approximately $17.6 million, resulting in a gain of $0.5 million.  These net gains are included in “Other operating income, net.”

During 2012, the Company’s International outdoor segment sold its international neon business and its outdoor advertising business in Romania, resulting in an aggregate gain of $39.7 million included in “Other operating income, net.”

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at December 31, 2014 and 2013, respectively.

(In thousands)	December 31,	December 31,
	2014	2013
Land, buildings and improvements	$731,925	$723,268
Structures	2,999,582	3,021,152
Towers, transmitters and studio equipment	453,044	440,612
Furniture and other equipment	536,255	473,995
Construction in progress	95,671	123,814
	4,816,477	4,782,841
Less: accumulated depreciation	2,117,413	1,885,211
Property, plant and equipment, net	$2,699,064	$2,897,630

The Company recorded an impairment charge related to property of $4.5 million during 2014.  The Company recorded an impairment charge related to radio broadcast equipment in one market of $1.3 million based on a sales agreement entered into during the fourth

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

quarter of 2013.  The Company recognized an impairment charge for outdoor advertising structures in its Americas outdoor segment of $1.7 million during 2012.

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

During 2014, the Company recognized a $15.7 million impairment charge related to FCC licenses in eleven markets due to changes in the revenue growth forecasts and margins for those markets.  During 2013, the Company recognized a $2.0 million impairment charge related to FCC licenses in two markets due to changes in the discount rates and weight-average cost of capital for those markets.  In addition, the Company recognized a $2.5 million impairment charge related to billboard permits in a certain market due to increased

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

start-up costs for that market exceeding market value.  During 2012, the Company recognized a $35.9 million impairment charge related to billboard permits in certain markets due to a change in the Company’s forecast of revenue growth within the markets. There was no impairment of FCC licenses during 2012.

Other Intangible Assets

Other intangible assets include definite-lived intangible assets and permanent easements.  The Company’s definite-lived intangible assets include primarily transit and street furniture contracts, talent and representation contracts, customer and advertiser relationships, and site-leases, all of which are amortized over the respective lives of the agreements, or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Permanent easements are indefinite-lived intangible assets which include certain rights to use real property not owned by the Company. During 2014, the Company recognized a $3.4 million impairment charge to easements in three markets primarily due to declining revenue forecasts. There were no impairments of other intangible assets for the years ended December 31, 2013 and 2012.

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets at December 31, 2014 and 2013, respectively:

(In thousands)	December 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$716,723	$(476,523)	$777,521	$(464,548)
Customer / advertiser relationships	1,222,518	(765,596)	1,212,745	(645,988)
Talent contracts	319,384	(223,936)	319,617	(195,403)
Representation contracts	238,313	(206,338)	252,961	(200,058)
Permanent easements	171,271	-	173,753	-
Other	388,160	(177,249)	387,405	(151,459)
Total	$3,056,369	$(1,849,642)	$3,124,002	$(1,657,456)

Total amortization expense related to definite-lived intangible assets was $263.4 million, $289.0 million and $300.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2015	$236,019
2016	219,485
2017	197,061
2018	127,730
2019	42,274

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

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Each of the Company’s reporting units is valued using a discounted cash flow model which requires estimating future cash flows expected to be generated from the reporting unit, discounted to their present value using a risk-adjusted discount rate.  Terminal values were also estimated and discounted to their present value.  Assessing the recoverability of goodwill requires the Company to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on its budgets, business plans, economic projections, anticipated future cash flows and marketplace data.  There are inherent uncertainties related to these factors and management’s judgment in applying these factors.

In 2014, the Company concluded no goodwill impairment was required. In 2013, the Company concluded no goodwill impairment was required for iHM and Americas outdoor.  Based on declining future cash flows expected in one country in the International outdoor segment, the Company recognized a non-cash impairment charge to goodwill of $10.7 million.  The Company recognized no goodwill impairment for the year ended December 31, 2012.

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Consolidated
Balance as of December 31, 2012	$3,236,688	$571,932	$290,316	$117,149	$4,216,085
Impairment	-	-	(10,684)	-	(10,684)
Acquisitions	-	-	-	97	97
Dispositions	-	-	(456)	-	(456)
Foreign currency	-	-	(974)	-	(974)
Other	(1,881)	-	-	-	(1,881)
Balance as of December 31, 2013	$3,234,807	$571,932	$278,202	$117,246	$4,202,187
Acquisitions	17,900	-	-	299	18,199
Foreign currency	-	-	(33,022)	-	(33,022)
Other	60	-	-	-	60
Balance as of December 31, 2014	$3,252,767	$571,932	$245,180	$117,545	$4,187,424

The balance at December 31, 2012 is net of cumulative impairments of $3.5 billion, $2.6 billion, $315.9 million and $212.0 million in the Company’s iHM, Americas outdoor, International outdoor and Other segments, respectively.

NOTE 3 – INVESTMENTS

The Company’s most significant investments in nonconsolidated affiliates are listed below:

Australian Radio Network

The Company owned a fifty-percent (50%) interest in Australian Radio Network (“ARN”), an Australian company that owns and operates radio stations in Australia and New Zealand.  An impairment charge of $95.4 million was recorded during the fourth quarter of 2013 to write down the investment to its estimated fair value.  On February 18, 2014, a subsidiary of the Company sold its 50% interest in ARN, recognizing a loss on the sale of $2.4 million and $11.5 million of foreign exchange losses that were reclassified from accumulated other comprehensive income at the date of the sale.

Buspak

The Company owned a 50% interest in Buspak, a bus advertising company in Hong Kong. On July 18, 2014, a subsidiary of the Company sold its 50% interest in Buspak, recognizing a gain on the sale of $4.5 million.

The following table summarizes the Company's investments in nonconsolidated affiliates:

(In thousands)	ARN	All Others	Total
Balance at December 31, 2012	$353,062	$17,850	$370,912
Cash advances (repayments)	-	3,051	3,051
Acquisitions of investments, net	-	1,354	1,354
Equity in loss	(75,318)	(2,378)	(77,696)
Foreign currency translation adjustment	(37,068)	4	(37,064)
Distributions received	(19,926)	(1,750)	(21,676)
Other	-	(76)	(76)
Balance at December 31, 2013	$220,750	$18,055	$238,805
Cash advances (repayments)	-	3,452	3,452
Acquisitions of investments, net	-	1,811	1,811
Equity in earnings (loss)	(12,678)	3,262	(9,416)
Foreign currency transaction adjustment	1,449	77	1,526
Distributions received	(228)	(1,000)	(1,228)
Proceeds on sale	(220,783)	(15,820)	(236,603)
Other	11,490	(344)	11,146
Balance at December 31, 2014	$-	$9,493	$9,493

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The investments in the table above are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as “Other assets.” The Company's interests in their operations are recorded in the statement of comprehensive loss as “Equity in earnings (loss) of nonconsolidated affiliates.”

NOTE 4 – ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation is reported in “Other long-term liabilities” with the current portion recorded in “Accrued liabilities” and relates to its obligation to dismantle and remove outdoor advertising displays and radio broadcasting towers from leased land and to reclaim the site to its original condition upon the termination or non-renewal of a lease or contract.  When the liability is recorded, the cost is capitalized as part of the related long-lived assets’ carrying value.  Due to the high rate of lease renewals over a long period of time, the calculation assumes that all related assets will be removed at some period over the next 50 years.  An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site.  The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk adjusted credit rate for the same period.

The following table presents the activity related to the Company’s asset retirement obligation:

(In thousands)	Years Ended December 31,
	2014	2013
Beginning balance	$59,380	$56,849
Adjustment due to changes in estimates	(5,391)	806
Accretion of liability	7,858	5,106
Liabilities settled	(5,802)	(3,323)
Foreign Currency	(1,834)	(58)
Ending balance	$54,211	$59,380

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 – LONG-TERM DEBT

Long-term debt at December 31, 2014 and 2013 consisted of the following:

(In thousands)	December 31,	December 31,
	2014	2013
Senior Secured Credit Facilities	7,231,222	8,225,754
Receivables Based Facility Due 2017	-	247,000
Priority Guarantee Notes	5,324,815	4,324,815
Subsidiary Revolving Credit Facility Due 2018	-	-
Other Secured Subsidiary Debt	19,257	21,124
Total Consolidated Secured Debt	12,575,294	12,818,693

10.75% Senior Cash Pay Notes Due 2016	-	94,304
11.00%/11.75% Senior Toggle Notes Due 2016	-	127,941
14.0% Senior Notes Due 2021	1,661,697	1,404,202
iHeartCommunications Legacy Notes	667,900	1,436,455
10.0% Senior Notes Due 2018	730,000	-
Subsidiary Senior Notes	4,925,000	4,925,000
Other Subsidiary Debt	1,024	10
Purchase accounting adjustments and original issue discount	(234,897)	(322,392)
	20,326,018	20,484,213
Less: current portion	3,604	453,734
Total long-term debt	$20,322,414	$20,030,479

The Company’s weighted average interest rates at December 31, 2014 and 2013 were 8.1% and 7.6%, respectively.  The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $19.7 billion and $20.5 billion at December 31, 2014 and 2013, respectively. Under the fair value hierarchy established by ASC 820-10-35, the fair market value of the Company’s debt is classified as either Level 1 or Level 2.

Senior Secured Credit Facilities

As of December 31, 2014, iHeartCommunications had senior secured credit facilities consisting of:

(In thousands)		December 31,	December 31,
	Maturity Date	2014	2013
Term Loan B	1/29/2016	$916,061	1,890,978
Term Loan C	1/29/2016	15,161	34,776
Term Loan D	1/30/2019	5,000,000	5,000,000
Term Loan E	7/30/2019	1,300,000	1,300,000
Total Senior Secured Credit Facilities		$7,231,222	$8,225,754

iHeartCommunications is the primary borrower under the senior secured credit facilities, except that certain of its domestic restricted subsidiaries are co-borrowers under a portion of the term loan facilities.

Interest Rate and Fees

Borrowings under iHeartCommunications’ senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at iHeartCommunications’ option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent or (B) the Federal funds effective rate from time to time plus 0.50%, or (ii) a Eurocurrency rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs.

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The margin percentages are subject to adjustment based upon iHeartCommunications’ leverage ratio.

Collateral and Guarantees

The senior secured credit facilities are guaranteed by iHeartCommunications and each of iHeartCommunications’ existing and future material wholly-owned domestic restricted subsidiaries, subject to certain exceptions.

All obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured, subject to permitted liens, including prior liens permitted by the indenture governing the iHeartCommunications senior notes, and other exceptions, by:

•          a lien on the capital stock of iHeartCommunications;

•          100% of the capital stock of any future material wholly-owned domestic license subsidiary that is not a “Restricted Subsidiary” under the indenture governing the iHeartCommunications senior notes;

•          certain assets that do not constitute “principal property” (as defined in the indenture governing the iHeartCommunications senior notes);

•          certain specified assets of iHeartCommunications and the guarantors that constitute “principal property” (as defined in the indenture governing the iHeartCommunications senior notes) securing obligations under the senior secured credit facilities up to the maximum amount permitted to be secured by such assets without requiring equal and ratable security under the indenture governing the iHeartCommunications senior notes; and

•          a lien on the accounts receivable and related assets securing iHeartCommunications’ receivables based credit facility that is junior to the lien securing iHeartCommunications’ obligations under such credit facility.

Certain Covenants and Events of Default

The senior secured credit facilities include negative covenants that, subject to significant exceptions, limit iHeartCommunications’ ability and the ability of its restricted subsidiaries to, among other things:

•          incur additional indebtedness;

•          create liens on assets;

•          engage in mergers, consolidations, liquidations and dissolutions;

•          sell assets;

•          pay dividends and distributions or repurchase iHeartCommunications’ capital stock;

•          make investments, loans, or advances;

•          prepay certain junior indebtedness;

•          engage in certain transactions with affiliates;

•          amend material agreements governing certain junior indebtedness; and

•          change lines of business.

Receivables Based Credit Facility

As of December 31, 2014, there were no borrowings outstanding under iHeartCommunications’ receivables based credit facility.

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The receivables based credit facility provides revolving credit commitments of $535.0 million, subject to a borrowing base. The borrowing base at any time equals 90% of the eligible accounts receivable of iHeartCommunications and certain of its subsidiaries. The receivables based credit facility includes a letter of credit sub-facility and a swingline loan sub-facility.

iHeartCommunications and certain subsidiary borrowers are the borrowers under the receivables based credit facility. iHeartCommunications has the ability to designate one or more of its restricted subsidiaries as borrowers under the receivables based credit facility. The receivables based credit facility loans are available in U.S. dollars and letters of credit are available in a variety of currencies including U.S. dollars, Euros, Pounds Sterling, and Canadian dollars.

Interest Rate and Fees

Borrowings under the receivables based credit facility bear interest at a rate per annum equal to an applicable margin plus, at iHeartCommunications’ option, either (i) a base rate determined by reference to the highest of (a) the prime rate of Citibank, N.A. and (b) the Federal Funds rate plus 0.50% or (ii) a Eurocurrency rate determined by reference to the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) for Eurodollar deposits for the interest period relevant to such borrowing. The applicable margin for borrowings under the receivables based credit facility ranges from 1.50% to 2.00% for Eurocurrency borrowings and from 0.50% to 1.00% for base-rate borrowings, depending on average daily excess availability under the receivables based credit facility during the prior fiscal quarter.

In addition to paying interest on outstanding principal under the receivables based credit facility, iHeartCommunications is required to pay a commitment fee to the lenders under the receivables based credit facility in respect of the unutilized commitments thereunder.  The commitment fee rate ranges from 0.25% to 0.375% per annum dependent upon average unused commitments during the prior quarter. iHeartCommunications must also pay customary letter of credit fees.

Maturity

Borrowings under the receivables based credit facility will mature, and lending commitments thereunder will terminate, on the fifth anniversary of the effectiveness of the receivables based credit facility (December 24, 2017), provided that, (a) the maturity date will be October 31, 2015 if on October 30, 2015, greater than $500.0 million in aggregate principal amount is owing under certain of iHeartCommunications’ term loan credit facilities, (b) the maturity date will be May 3, 2016 if on May 2, 2016 greater than $500.0 million aggregate principal amount of iHeartCommunications’ 10.75% senior cash pay notes due 2016 and 11.00%/11.75% senior toggle notes due 2016 are outstanding and (c) in the case of any debt under clauses (a) and (b) that is amended or refinanced in any manner that extends the maturity date of such debt to a date that is on or before the date that is five years after the effectiveness of the receivables based credit facility, the maturity date will be one day prior to the maturity date of such debt after giving effect to such amendment or refinancing if greater than $500,000,000 in aggregate principal amount of such debt is outstanding.

Guarantees and Security

The facility is guaranteed by, subject to certain exceptions, the guarantors of iHeartCommunications’ senior secured credit facilities. All obligations under the receivables based credit facility, and the guarantees of those obligations, are secured by a perfected security interest in all of iHeartCommunications’ and all of the guarantors’ accounts receivable and related assets and proceeds thereof that is senior to the security interest of iHeartCommunications’ senior secured credit facilities in such accounts receivable and related assets and proceeds thereof, subject to permitted liens, including prior liens permitted by the indenture governing certain of iHeartCommunications’ Legacy Notes, and certain exceptions.

Certain Covenants and Events of Default

The receivables based credit facility includes negative covenants that, subject to significant exceptions, limit iHeartCommunications’ ability and the ability of its restricted subsidiaries to, among other things:

•          incur additional indebtedness;

•          create liens on assets;

•          engage in mergers, consolidations, liquidations and dissolutions;

•          sell assets;

•          pay dividends and distributions or repurchase capital stock;

•          make investments, loans, or advances;

•          prepay certain junior indebtedness;

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•          engage in certain transactions with affiliates;

•          amend material agreements governing certain junior indebtedness; and

•          change lines of business.

Priority Guarantee Notes

As of December 31, 2014, iHeartCommunications had outstanding Priority Guarantee Notes consisting of:

(In thousands)				December 31,	December 31,
	Maturity Date	Interest Rate	Interest Payment Terms	2014	2013
9.0% Priority Guarantee Notes due 2019	12/15/2019	9.0%	Payable semi-annually in arrears on June 15 and December 15 of each year	$1,999,815	1,999,815
9.0% Priority Guarantee Notes due 2021	3/1/2021	9.0%	Payable semi-annually in arrears on March 1 and September 1 of each year	1,750,000	1,750,000
11.25% Priority Guarantee Notes due 2021	3/1/2021	11.25%	Payable semi-annually on March 1 and September 1 of each year	575,000	575,000
9.0% Priority Guarantee Notes due 2022	9/15/2022	9.0%	Payable semi-annually in arrears on March 15 and September 15 of each year	1,000,000	-
Total Priority Guarantee Notes				$5,324,815	4,324,815

Guarantees and Security

The Priority Guarantee Notes are iHeartCommunications’ senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indentures. The Priority Guarantee Notes and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) the capital stock of iHeartCommunications and (b) certain property and related assets that do not constitute “principal property,” in each case equal in priority to the liens securing the obligations under iHeartCommunications’ senior secured credit facilities and (ii) a lien on the accounts receivable and related assets securing iHeartCommunications’ receivables based credit facility junior in priority to the lien securing iHeartCommunications’ obligations thereunder, subject to certain exceptions.  In addition to the collateral granted to secure the Priority Guarantee Notes due 2019, the collateral agent and the trustee for the Priority Guarantee Notes due 2019 entered into an agreement with the administrative agent for the lenders under the senior secured credit facilities to turn over to the trustee under the Priority Guarantee Notes due 2019, for the benefit of the holders of the Priority Guarantee Notes due 2019, a pro rata share of any recovery received on account of the principal properties, subject to certain terms and conditions.

Redemptions

iHeartCommunications may redeem the Priority Guarantee Notes at its option, in whole or part, at redemption prices set forth in the indentures, plus accrued and unpaid interest to the redemption dates plus applicable premiums.

Certain Covenants

The indentures governing the Priority Guarantee Notes contain covenants that limit iHeartCommunications’ ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of iHeartCommunications’ existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of iHeartCommunications’ assets. The indentures contain covenants that limit the Company’s and iHeartCommunications’ ability and the ability of its restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of the notes collateral agent and the holders of the Priority Guarantee Notes. The indentures also provide for customary events of default.

Subsidiary Senior Revolving Credit Facility Due 2018

During the third quarter of 2013, CCOH entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital needs, to issue letters of credit and for other general corporate purposes.  At December 31, 2014, there were no amounts outstanding under the revolving credit facility, and $62.2 million of letters of credit under the revolving credit facility, which reduce availability under the facility.

Senior Cash Pay Notes and Senior Toggle Notes

As of December 31, 2014, iHeartCommunications had no principal amounts outstanding of 10.75% senior cash pay notes due 2016 and 11.00%/11.75% senior toggle notes due 2016.  In August 2014, iHeartCommunications fully redeemed the remaining notes with proceeds from the issuance of 14.0% Senior Notes due 2021.

14.0% Senior Notes due 2021

As of December 31, 2014, iHeartCommunications had outstanding approximately $1.66 billion of aggregate principal amount of 14.0% Senior Notes due 2021 (net of $423.4 million principal amount issued to, and held by, a subsidiary of iHeartCommunications).

The Senior Notes due 2021 mature on February 1, 2021.  Interest on the Senior Notes due 2021 is payable semi-annually on February 1 and August 1 of each year, which began on August 1, 2013.  Interest on the Senior Notes due 2021 will be paid at the rate of (i) 12.0% per annum in cash and (ii) 2.0% per annum through the issuance of payment-in-kind notes (the “PIK Notes”).  Any PIK Notes issued in certificated form will be dated as of the applicable interest payment date and will bear interest from and after such date. All PIK Notes issued will mature on February 1, 2021 and have the same rights and benefits as the Senior Notes due 2021.  The Senior Notes due 2021 are fully and unconditionally guaranteed on a senior basis by the guarantors named in the indenture governing such notes.  The guarantee is structurally subordinated to all existing and future indebtedness and other liabilities of any subsidiary of the applicable subsidiary guarantor that is not also a guarantor of the Senior Notes due 2021.  The guarantees are subordinated to the guarantees of iHeartCommunications’ senior secured credit facility and certain other permitted debt, but rank equal to all other senior indebtedness of the guarantors.

iHeartCommunications may redeem the Senior Notes due 2021, in whole or in part, within certain dates, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.

The indenture governing the Senior Notes due 2021 contains covenants that limit iHeartCommunications’ ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, their capital stock or repurchase their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose of substantially all of their assets; (vii) engage in transactions with affiliates; and (viii) designate their subsidiaries as unrestricted subsidiaries.

iHeartCommunications Legacy Notes

As of December 31, 2014, iHeartCommunications had outstanding senior notes (net of $57.1 million aggregate principal amount held by a subsidary of iHeartCommunications) consisting of:
(In thousands)	December 31,	December 31,
	2014	2013
5.5% Senior Notes Due 2014	$-	461,455
4.9% Senior Notes Due 2015	-	250,000
5.5% Senior Notes Due 2016	192,900	250,000
6.875% Senior Notes Due 2018	175,000	175,000
7.25% Senior Notes Due 2027	300,000	300,000
Total Legacy Notes	$667,900	1,436,455

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

These senior notes were the obligations of iHeartCommunications prior to the merger. The senior notes are senior, unsecured obligations that are effectively subordinated to iHeartCommunications’ secured indebtedness to the extent of the value of iHeartCommunications’ assets securing such indebtedness and are not guaranteed by any of iHeartCommunications’ subsidiaries and, as a result, are structurally subordinated to all indebtedness and other liabilities of iHeartCommunications’ subsidiaries.  The senior notes rank equally in right of payment with all of iHeartCommunications’ existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness.

10.0% Senior Notes due 2018

As of December 31, 2014, iHeartCommunications had outstanding $730.0 million aggregate principal amount of senior notes due 2018 (net of $120.0 million aggregate principal amount held by a subsidiary of iHeartCommunications).  The senior notes due 2018 mature on January 15, 2018 and bear interest at a rate of 10.0% per annum, payable semi-annually on January 15 and July 15 of each year, which began on July 15, 2014.

The senior notes due 2018 are senior, unsecured obligations that are effectively subordinated to iHeartCommunications’ secured indebtedness to the extent of the value of iHeartCommunications’ assets securing such indebtedness and are not guaranteed by any of iHeartCommunications’ subsidiaries and, as a result, are structurally subordinated to all indebtedness and other liabilities of iHeartCommunications’ subsidiaries. The senior notes due 2018 rank equally in right of payment with all of iHeartCommunications’ existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness.

Subsidiary Senior Notes

As of December 31, 2014, the Company's subsidiary, Clear Channel Worldwide Holdings, Inc. ("CCWH") had outstanding notes consisting of:

(In thousands)				December 31,	December 31,
	Maturity Date	Interest Rate	Interest Payment Terms	2014	2013
CCWH Senior Notes:
6.5% Series A Senior Notes Due 2022	11/15/2022	6.5%	Payable to the trustee weekly in arrears and to the noteholders on May 15 and November 15 of each year	$735,750	735,750
6.5% Series B Senior Notes Due 2022	11/15/2022	6.5%	Payable to the trustee weekly in arrears and to the noteholders on May 15 and November 15 of each year	1,989,250	1,989,250
CCWH Senior Subordinated Notes:
7.625% Series A Senior Notes Due 2020	3/15/2020	7.625%	Payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year	275,000	275,000
7.625% Series B Senior Notes Due 2020	3/15/2020	7.625%	Payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year	1,925,000	1,925,000
Total CCWH Notes				$4,925,000	4,925,000

Guarantees and Security

The CCWH Senior Notes are guaranteed by CCOH, Clear Channel Outdoor, Inc. (“CCOI”) and certain of CCOH’s direct and indirect subsidiaries. The CCWH Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by CCOH, CCOI and certain of CCOH’s other domestic subsidiaries and rank junior to each guarantor’s existing and future senior debt, including the CCWH Senior Notes, equally with each guarantor’s existing and future senior subordinated debt

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and ahead of each guarantor’s existing and future debt that expressly provides that it is subordinated to the guarantees of the CCWH Senior Subordinated Notes.

The CCWH Senior Notes are senior obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCWH and the guarantees of the CCWH Senior Notes rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors. The CCWH Senior Subordinated Notes are unsecured senior subordinated obligations that rank junior to all of CCWH’s existing and future senior debt, including the CCWH Senior Notes, equally with any of CCWH’s existing and future senior subordinated debt and ahead of all of CCWH’s existing and future debt that expressly provides that it is subordinated to the CCWH Subordinated Notes.

Redemptions

CCWH may redeem the Subsidiary Senior Notes at its option, in whole or part, at redemption prices set forth in the indentures plus accrued and unpaid interest to the redemption dates and plus an applicable premium.

Certain Covenants

The indentures governing the Subsidiary Senior Notes contain covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•          incur or guarantee additional debt or issue certain preferred stock;

•          in case of the Senior Notes, create liens on its restricted subsidiaries’ assets to secure such debt;

•          create restrictions on the payment of dividends or other amounts;

•          enter into certain transactions with affiliates;

•          merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets; and

•          sell certain assets, including capital stock of its subsidiaries.

Future Maturities of Long-term Debt

Future maturities of long-term debt at December 31, 2014 are as follows:

(in thousands)
2015	$3,604
2016	1,126,920
2017	8,208
2018	909,272
2019	8,300,043
Thereafter	10,212,868
Total (1)	$20,560,915

(1)     Excludes purchase accounting adjustments and original issue discount of $234.9 million, which is amortized through interest expense over the life of the underlying debt obligations.

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

Marketable Equity Securities

The Company’s marketable equity securities are measured at fair value on each reporting date.

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The marketable equity securities are measured at fair value using quoted prices in active markets.  Due to the fact that the inputs used to measure the marketable equity securities at fair value are observable, the Company has categorized the fair value measurements of the securities as Level 1.

The cost, unrealized holding gains or losses, and fair value of the Company’s investments at December 31, 2014 and 2013 are as follows:

(In thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Investments	Cost	Losses	Gains	Value
2014
Available-for-sale	$369	$-	$1,609	$1,978
Other cost investments	16,269	-	-	16,269
Total	$16,638	$-	$1,609	$18,247
2013
Available-for-sale	$659	$-	$1,283	$1,942
Other cost investments	7,783	-	-	7,783
Total	$8,442	$-	$1,283	$9,725

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

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Certain acquisition agreements include deferred consideration payments based on performance requirements by the seller typically involving the completion of a development or obtaining appropriate permits that enable the Company to construct additional advertising displays.  At December 31, 2014, the Company believes its maximum aggregate contingency, which is subject to performance requirements by the seller, is approximately $30.0 million.  As the contingencies have not been met or resolved as of December 31, 2014, these amounts are not recorded.

As of December 31, 2014, the Company's future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, capital expenditure commitments and employment/talent contracts consist of the following:

(In thousands)			Capital
	Non-Cancelable	Non-Cancelable	Expenditure	Employment/Talent
	Operating Leases	Contracts	Commitments	Contracts
2015	$435,118	$593,123	$55,968	$80,442
2016	347,487	437,022	70,385	75,760
2017	302,876	262,368	67,053	31,673
2018	269,697	240,128	922	11,069
2019	243,096	171,562	757	-
Thereafter	1,325,171	336,120	14,402	-
Total	$2,923,445	$2,040,323	$209,487	$198,944

Rent expense charged to operations for the years ended December 31, 2014, 2013 and 2012 was $1.17 billion, $1.16 billion and $1.14 billion, respectively.

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

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NOTE 8 – GUARANTEES

As of December 31, 2014, iHeartCommunications had outstanding surety bonds and commercial standby letters of credit of $47.7 million and $113.9 million, respectively, of which no letters of credit were cash secured.  These letters of credit and surety bonds relate to various operational matters including insurance, bid, concession and performance bonds as well as other items.

As of December 31, 2014, iHeartCommunications had outstanding bank guarantees of $55.1 million. Bank guarantees in the amount of $15.2 million are backed by cash collateral.

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 – INCOME TAXES

Significant components of the provision for income tax benefit (expense) are as follows:

(In thousands)	Years Ended December 31,
	2014	2013	2012
Current - Federal	$(503)	$10,586	$61,655
Current - foreign	(27,256)	(48,466)	(48,579)
Current - state	3,193	1,527	(9,408)
Total current benefit (expense)	(24,566)	(36,353)	3,668

Deferred - Federal	(29,284)	126,905	261,014
Deferred - foreign	4,308	8,932	27,970
Deferred - state	(8,947)	22,333	15,627
Total deferred benefit (expense)	(33,923)	158,170	304,611
Income tax benefit (expense)	$(58,489)	$121,817	$308,279

Current tax expense of $24.6 million was recorded for 2014 as compared to a current tax expense of $36.4 million for 2013.  The change in current tax was primarily due to a reduction in unrecognized tax benefits during 2014, which resulted from the expiration of statutes of limitations to assess taxes in the United Kingdom and several state jurisdictions.  This decrease in unrecognized tax benefits resulted in a reduction to current tax expense of $35.4 million during 2014.

Current tax expense of $36.4 million was recorded for 2013 as compared to a current tax benefit of $3.7 million for 2012.  The change in current tax was primarily due to the Company’s settlement of U.S. federal and foreign tax examinations during 2012.  Pursuant to the settlements, the Company recorded a reduction to current income tax expense of approximately $67.3 million during 2012 to reflect the net current tax benefits of the settlements.

Deferred tax expense of $33.9 million was recorded for 2014 compared with deferred tax benefit of $158.2 million for 2013.  The change in deferred tax is primarily due to the valuation allowance of $339.8 million recorded against the Company’s current period federal and state net operating losses during 2014.

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

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2014 and 2013 are as follows:

(In thousands)	2014	2013
Deferred tax liabilities:
Intangibles and fixed assets	$2,335,584	$2,402,168
Long-term debt	119,887	183,615
Investments in nonconsolidated affiliates	1,121	-
Other investments	5,575	6,759
Other	8,857	6,655
Total deferred tax liabilities	2,471,024	2,599,197

Deferred tax assets:
Accrued expenses	111,884	106,651
Investments in nonconsolidated affiliates	-	1,824
Net operating loss carryforwards	1,445,340	1,287,239
Bad debt reserves	9,346	9,726
Other	34,017	35,527
Total gross deferred tax assets	1,600,587	1,440,967
Less: Valuation allowance	655,658	327,623
Total deferred tax assets	944,929	1,113,344
Net deferred tax liabilities	$1,526,095	$1,485,853

Included in the Company’s net deferred tax liabilities are $37.8 million and $52.0 million of current net deferred tax assets for 2014 and 2013, respectively.  The Company presents these assets in “Other current assets” on its consolidated balance sheets.  The remaining $1.6 billion and $1.5 billion of net deferred tax liabilities for 2014 and 2013, respectively, are presented in “Deferred tax liabilities” on the consolidated balance sheets.

The Company’s net foreign deferred tax liabilities were $13.6 million and $19.8 million for the periods ended December 31, 2014 and December 31, 2013, respectively.

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

At December 31, 2014, the Company had recorded net operating loss carryforwards (tax effected) for federal and state income tax purposes of approximately $1.3 billion, expiring in various amounts through 2034.  The Company expects to realize the benefits of a portion of its deferred tax assets attributable to federal and state net operating losses based upon expected future taxable income from deferred tax liabilities that reverse in the relevant federal and state jurisdictions and carryforward periods.  As of December 31, 2014, the Company has recorded a partial valuation allowance of $487.1 million against these deferred tax assets attributable to federal and state net operating losses.  In addition, the Company had recorded deferred tax assets for foreign net operating loss carryforwards (tax effected) of approximately $153.0 million which are offset in part by an associated valuation allowance of $146.4 million.  Additional deferred tax valuation allowance of $22.1 million offsets other foreign deferred tax assets that are not expected to be realized.  Realization of these foreign deferred tax assets is dependent upon the Company’s ability to generate future taxable income in appropriate tax jurisdictions and carryforward periods.  Due to the Company’s evaluation of negative factors including particular negative evidence of cumulative losses in these jurisdictions, the Company continues to record valuation allowances on the foreign deferred tax assets that are not expected to be realized.   The Company expects to realize its remaining gross deferred tax assets based upon its assessment of deferred tax liabilities that will reverse in the same carryforward period and jurisdiction and are of the same character as the net operating loss carryforwards and temporary differences that give rise to the deferred tax assets.  Any deferred tax liabilities associated with acquired FCC licenses, billboard permits and tax-deductible goodwill intangible assets are not relied upon as a source of future taxable income, as these intangible assets have an indefinite life.

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2014, net deferred tax liabilities include a deferred tax asset of $28.9 million relating to stock-based compensation expense under ASC 718-10, Compensation—Stock Compensation.  Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date.  Accordingly, there can be no assurance that the stock price of the Company’s common stock will rise to levels sufficient to realize the entire deferred tax benefit currently reflected in its balance sheet.

The reconciliation of income tax computed at the U.S. Federal statutory tax rates to income tax benefit is:

	Years Ended December 31,
(In thousands)	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax benefit at
statutory rates	$246,284	35%	$246,867	35%	$251,814	35%
State income taxes, net of
federal tax effect	26,518	4%	32,768	4%	6,218	1%
Foreign income taxes	11,074	2%	(22,640)	(3%)	8,782	2%
Nondeductible items	(5,533)	(1%)	(4,870)	(1%)	(4,617)	(1%)
Changes in valuation allowance
and other estimates	(333,641)	(47%)	(135,161)	(19%)	50,697	7%
Other, net	(3,191)	(1%)	4,853	1%	(4,615)	(1%)
Income tax benefit (expense)	$(58,489)	(8%)	$121,817	17%	$308,279	43%

The Company’s effective tax rate for the year ended December 31, 2014 is (8%).  The effective tax rate for 2014 was impacted by the $339.8 million valuation allowance recorded during the period as additional deferred tax expense.  The valuation allowance was recorded against the Company’s current period federal and state net operating losses due to the uncertainty of the ability to utilize those losses in future periods.  This expense was partially offset by $28.9 million in net tax benefits associated with a decrease in unrecognized tax benefits resulting from the expiration of statute of limitations to assess taxes in the United Kingdom and several state jurisdictions.  Foreign income before income taxes was approximately $97.2 million for 2014, and it should be noted that with limited exceptions, tax rates in our foreign jurisdictions are lower than that of the U.S. federal statutory rate.

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

The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense.  The total amount of interest accrued at December 31, 2014 and 2013 was $40.8 million and $49.4 million, respectively.  The total amount of unrecognized tax benefits and accrued interest and penalties at December 31, 2014 and 2013 was $147.7 million and $178.8 million, respectively, of which $110.4 million and $131.0 million is included in “Other long-term liabilities”, and $2.3 million and $11.6 million is included in “Accrued Expenses” on the Company’s consolidated balance sheets, respectively.  In addition, $35.0 million and $36.1 million of unrecognized tax benefits are recorded net with the Company’s deferred tax assets for its net operating losses as opposed to being recorded in “Other long-term liabilities” at December 31, 2014 and 2013, respectively.  The total amount of unrecognized tax benefits at December 31, 2014 and 2013 that, if recognized, would impact the effective income tax rate is $68.8 million and $100.1 million, respectively.

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Years Ended December 31,
Unrecognized Tax Benefits	2014	2013
Balance at beginning of period	$129,375	$138,437
Increases for tax position taken in the current year	13,848	12,004
Increases for tax positions taken in previous years	6,003	13,163
Decreases for tax position taken in previous years	(9,764)	(21,928)
Decreases due to settlements with tax authorities	(8,181)	(1,113)
Decreases due to lapse of statute of limitations	(24,367)	(11,188)
Balance at end of period	$106,914	$129,375

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions.  During 2014, the statute of limitations for certain tax years expired in the United Kingdom and several state jurisdictions resulting in a reduction to unrecognized tax benefits of $24.4 million, excluding interest. Also during 2014, the Company settled certain U.S. federal and state examinations with taxing authorities, resulting in decreases in unrecognized tax benefits relating to cash tax payments of $8.2 million.  All federal income tax matters through 2008 are closed and the Company has effectively settled the 2009 and 2010 examinations with the IRS and is awaiting final approval of the settlement from the Joint Committee on Taxation.  The IRS is currently auditing the Company’s tax returns for the 2011 and 2012 periods.  Substantially all material state, local, and foreign income tax matters have been concluded for years through 2005.

NOTE 10 – MEMBER’S DEFICIT

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in member’s deficit attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2014	$(8,942,166)	$245,531	$(8,696,635)
Net income (loss)	(793,761)	31,603	(762,158)
Dividends and other payments to noncontrolling interests	-	(40,027)	(40,027)
Purchase of additional noncontrolling interests	(46,806)	(1,944)	(48,750)
Foreign currency translation adjustments	(101,980)	(19,898)	(121,878)
Unrealized holding gain on marketable securities	285	42	327
Other adjustments to comprehensive loss	(10,214)	(1,224)	(11,438)
Reclassifications	3,317	-	3,317
Other, net	1,977	10,057	12,034
Balances at December 31, 2014	$(9,889,348)	$224,140	$(9,665,208)

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2013	$(8,299,188)	$303,997	$(7,995,191)
Net income (loss)	(606,883)	23,366	(583,517)
Dividends and other payments to noncontrolling interests	-	(91,887)	(91,887)
Foreign currency translation adjustments	(29,755)	(3,246)	(33,001)
Unrealized holding gain on marketable securities	16,439	137	16,576
Unrealized holding gain on cash flow derivatives	48,180	-	48,180
Other adjustments to comprehensive loss	5,932	800	6,732
Reclassifications	(83,585)	(167)	(83,752)
Other, net	6,694	12,531	19,225
Balances at December 31, 2013	$(8,942,166)	$245,531	$(8,696,635)

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Dividends

The Company has not paid cash dividends since its formation and its ability to pay dividends is subject to restrictions should it seek to do so in the future. iHeart’s debt financing arrangements include restrictions on its ability to pay dividends thereby limiting the Company’s ability to pay dividends.

Share-Based Compensation

Stock Options

The Company does not have any compensation plans under which it grants stock awards to employees. Prior to the merger, iHeartCommunications granted options to purchase its common stock to its employees and directors and its affiliates under its various equity incentive plans typically at no less than the fair value of the underlying stock on the date of grant. These options were granted for a term not exceeding ten years and were forfeited, except in certain circumstances, in the event the employee or director terminated his or her employment or relationship with iHeartCommunications or one of its affiliates. Prior to acceleration, if any, in connection with the merger, these options vested over a period of up to five years. All equity incentive plans contained anti-dilutive provisions that permitted an adjustment of the number of shares of iHeartCommunications’ common stock represented by each option for any change in capitalization.

Parent has granted options to purchase its shares of Class A common stock to certain key executives under its equity incentive plan at no less than the fair value of the underlying stock on the date of grant.  These options are granted for a term not to exceed ten years and are forfeited, except in certain circumstances, in the event the executive terminates his or her employment or relationship with Parent or one of its affiliates.  Approximately three-fourths of the options outstanding at December 31, 2014 vest based solely on continued service over a period of up to five years with the remainder becoming eligible to vest over a period of up to five years if certain predetermined performance targets are met.  The equity incentive plan contains antidilutive provisions that permit an adjustment of the number of shares of Parent’s common stock represented by each option for any change in capitalization.

The Company accounts for its share-based payments using the fair value recognition provisions of ASC 718-10.  The fair value of the portion of options that vest based on continued service is estimated on the grant date using a Black-Scholes option-pricing model and the fair value of the remaining options which contain vesting provisions subject to service, market and performance conditions is estimated on the grant date using a Monte Carlo model.  Expected volatilities were based on historical volatility of peer companies’ stock, including Parent, over the expected life of the options.  The expected life of the options granted represents the period of time that the options granted are expected to be outstanding.  The Company used historical data to estimate option exercises and employee terminations within the valuation model.  The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards.  The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option.  No options were granted during the years ended December 31, 2014 and 2013. The following assumptions were used to calculate the fair value of the options granted during the year ended December 31, 2012:

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Years Ended December 31,
	2014(1)	2013(1)	2012
Expected volatility	N/A	N/A	71% – 77%
Expected life in years	N/A	N/A	6.3 – 6.5
Risk-free interest rate	N/A	N/A	0.97% – 1.55%
Dividend yield	N/A	N/A	0%

(1) No options were granted in 2013 and 2014

The following table presents a summary of Parent's stock options outstanding at and stock option activity during the year ended December 31, 2014 (“Price” reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price	Weighted Average Remaining Contractual Term
Outstanding, January 1, 2014	2,509	$33.11
Granted (1)	-	-
Exercised	-	-
Forfeited	(125)	36.00
Expired	(83)	36.00
Outstanding, December 31, 2014 (2)	2,301	32.85	4.3 years
Exercisable	1,480	31.95	4.0 years
Expected to Vest	797	35.20	4.7 years

(1)        The weighted average grant date fair value of options granted during the years ended December 31, 2012 was $2.68 per share.  No options were granted during the years ended December 31, 2013 and 2014.

(2)        Non-cash compensation expense has not been recorded with respect to 0.6 million shares as the vesting of these options is subject to performance conditions that have not yet been determined probable to meet.

A summary of Parents’s unvested options and changes during the year ended December 31, 2014 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2014	1,086	$10.74
Granted	-	-
Vested (1)	(140)	2.32
Forfeited	(125)	2.16
Unvested, December 31, 2014	821	13.61

(1)        The total fair value of the options vested during the years ended December 31, 2014, 2013 and 2012 was $0.3 million, $6.3 million and $3.9 million, respectively.

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Awards

Parent has granted restricted stock awards to its employees and affiliates under its equity incentive plan.  The restricted stock awards are restricted in transferability for a term of up to five years. Restricted stock awards are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with Parent prior to the lapse of the restriction.  Dividends or distributions paid in respect of unvested restricted stock awards will be held by Parent and paid to the recipients of the restricted stock awards upon vesting of the shares.

The following table presents a summary of Parent's restricted stock outstanding and restricted stock activity as of and during the year ended December 31, 2014 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2014	3,919	$3.35
Granted	1,826	7.86
Vested (restriction lapsed)	(506)	3.14
Forfeited	(710)	8.85
Outstanding, December 31, 2014	4,529	5.02

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

	Years Ended December 31,
	2014	2013	2012
Expected volatility	54% – 56%	55% – 56%	54% – 56%
Expected life in years	6.3	6.3	6.3
Risk-free interest rate	1.73% – 2.08%	1.05% – 2.19%	0.92% – 1.48%
Dividend yield	0%	0%	0%

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents a summary of CCOH’s stock options outstanding at and stock option activity during the year ended December 31, 2014 (“Price” reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2014	6,909	$9.60
Granted (1)	627	8.64
Exercised (2)	(459)	5.23
Forfeited	(628)	8.11
Expired	(424)	10.58
Outstanding, December 31, 2014	6,025	9.92	5.1 years	$13,956
Exercisable	4,471	10.56	4.1 years	$10,065
Expected to vest	1,487	8.08	7.8 years	$3,729

(1)        The weighted average grant date fair value of CCOH options granted during the years ended December 31, 2014, 2013 and 2012 was $4.69, $4.10 and $4.43 per share, respectively.

(2)        Cash received from option exercises during the years ended December 31, 2014, 2013 and 2012 was $2.4 million, $4.2 million and $6.4 million, respectively.  The total intrinsic value of the options exercised during the years ended December 31, 2014, 2013 and 2012 was $1.5 million, $5.0 million and $7.9 million, respectively.

A summary of CCOH’s unvested options at and changes during the year ended December 31, 2014 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2014	2,645	$5.21
Granted	627	4.69
Vested (1)	(1,091)	5.59
Forfeited	(628)	4.74
Unvested, December 31, 2014	1,553	4.92

(1)        The total fair value of CCOH options vested during the years ended December 31, 2014, 2013 and 2012 was $6.1 million, $7.1 million and $11.5 million, respectively.

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

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents a summary of CCOH’s restricted stock and restricted stock units outstanding at and activity during the year ended December 31, 2014 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2014	1,892	$6.83
Granted	1,040	8.88
Vested (restriction lapsed)	(64)	6.86
Forfeited	(410)	7.76
Outstanding, December 31, 2014	2,458	7.54

Share-Based Compensation Cost

The share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Share-based compensation payments are recorded in corporate expenses and were $10.7 million, $16.7 million and $28.5 million, during the years ended December 31, 2014, 2013 and 2012, respectively.

The tax benefit related to the share-based compensation expense for the years ended December 31, 2014, 2013 and 2012 was $4.1 million, $6.3 million and $10.8 million, respectively.

As of December 31, 2014, there was $22.4 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of December 31, 2014, there was $24.7 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

Parent completed a voluntary stock option exchange program on November 19, 2012 and exchanged 2.0 million stock options granted under the Clear Channel 2008 Executive Incentive Plan for 1.8 million replacement restricted share awards with different service and performance conditions. Parent accounted for the exchange program as a modification of the existing awards under ASC 718 and will recognize incremental compensation expense of approximately $1.7 million over the service period of the new awards. In connection with the exchange program, Parent granted an additional 1.5 million restricted stock awards pursuant to a tax assistance program offered to employees participating in the exchange.  Of the total 1.5 million restricted stock awards granted, 0.9 million were repurchased by Parent upon expiration of the exchange program while the remaining 0.6 million awards were forfeited. Parent recognized $2.6 million of expense related to the awards granted in connection with the tax assistance program.

NOTE 11 – EMPLOYEE STOCK AND SAVINGS PLANS

iHeartCommunications has various 401(k) savings and other plans for the purpose of providing retirement benefits for substantially all employees.  Under these plans, an employee can make pre-tax contributions and iHeartCommunications will match a portion of such an employee’s contribution.  Employees vest in these iHeartCommunications matching contributions based upon their years of service to iHeartCommunications.  Contributions of $27.6 million, $26.6 million and $29.5 million to these plans for the years ended December 31, 2014, 2013 and 2012, respectively, were expensed.

iHeartCommunications offers a non-qualified deferred compensation plan for a select group of management or highly compensated employees, under which such employees were able to make an annual election to defer up to 50% of their annual salary and up to 80% of their bonus before taxes.  iHeartCommunications suspended all salary and bonus deferrals and company matching contributions to the deferred compensation plan on January 1, 2010. iHeartCommunications accounts for the plan in accordance with the provisions of ASC 710-10.  Matching credits on amounts deferred may be made in iHeartCommunications’ sole discretion and iHeartCommunications retains ownership of all assets until distributed.  Participants in the plan have the opportunity to allocate their deferrals and any iHeartCommunications matching credits among different investment options, the performance of which is used to determine the amounts to be paid to participants under the plan.  In accordance with the provisions of ASC 710-10, the assets and liabilities of the non-qualified deferred compensation plan are presented in “Other assets” and “Other long-term liabilities” in the accompanying consolidated balance sheets, respectively.  The asset and liability under the deferred compensation plan at December 31, 2014 was approximately $11.6 million recorded in “Other assets” and $11.6 million recorded in “Other long-term liabilities”, respectively.  The asset and liability under the deferred compensation plan at December 31, 2013 was approximately $11.8 million recorded in “Other assets” and $11.8 million recorded in “Other long-term liabilities”, respectively.

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 — OTHER INFORMATION

The following table discloses the components of “Other income (expense)” for the years ended December 31, 2014, 2013 and 2012, respectively:

(In thousands)	Years Ended December 31,
	2014	2013	2012
Foreign exchange gain (loss)	$15,554	$1,772	$(3,018)
Debt modification expenses	-	(23,555)	-
Other	(6,450)	(197)	3,268
Total other income (expense), net	$9,104	$(21,980)	$250

The following table discloses the increase (decrease) in net deferred income tax liabilities related to each component of other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012, respectively:

(In thousands)	Years Ended December 31,
	2014	2013	2012
Foreign currency translation adjustments and other	$2,559	$(14,421)	$3,210
Unrealized holding gain on marketable securities	-	(11,010)	15,324
Unrealized holding gain (loss) on cash flow derivatives	-	28,759	30,074
Total increase in deferred tax liabilities	$2,559	$3,328	$48,608

The following table discloses the components of “Other current assets” as of December 31, 2014 and 2013, respectively:

(In thousands)	As of December 31,
	2014	2013
Inventory	$23,777	$26,872
Deferred tax asset	37,793	51,967
Deposits	4,466	5,126
Deferred loan costs	32,602	30,165
Other	37,661	47,027
Total other current assets	$136,299	$161,157

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table discloses the components of “Other assets” as of December 31, 2014 and 2013, respectively:

(In thousands)	As of December 31,
	2014	2013
Investments in, and advances to, nonconsolidated affiliates	$9,493	$238,805
Other investments	18,247	9,725
Notes receivable	242	302
Prepaid expenses	16,082	24,231
Deferred loan costs	130,267	143,763
Deposits	27,822	26,200
Prepaid rent	56,430	62,864
Non-qualified plan assets	11,568	11,844
Other	18,914	15,722
Total other assets	$289,065	$533,456

The following table discloses the components of “Other long-term liabilities” as of December 31, 2014 and 2013, respectively:

(In thousands)	As of December 31,
	2014	2013
Unrecognized tax benefits	$110,410	$131,015
Asset retirement obligation	53,936	59,125
Non-qualified plan liabilities	11,568	11,844
Deferred income	23,734	16,247
Deferred rent	125,530	120,092
Employee related liabilities	39,963	31,617
Other	89,722	92,080
Total other long-term liabilities	$454,863	$462,020

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table discloses the components of “Accumulated other comprehensive loss,” net of tax, as of December 31, 2014 and 2013, respectively:

(In thousands)	As of December 31,
	2014	2013
Cumulative currency translation adjustment	$(291,520)	$(188,920)
Cumulative unrealized gain on securities	1,397	1,101
Cumulative other adjustments	(18,467)	(8,254)
Total accumulated other comprehensive loss	$(308,590)	$(196,073)

NOTE 13 – SEGMENT DATA

The Company’s reportable segments, which it believes best reflect how the Company is currently managed, are iHM, Americas outdoor advertising and International outdoor advertising.  Revenue and expenses earned and charged between segments are recorded at estimated fair value and eliminated in consolidation.  The iHM segment provides media and entertainment services via broadcast and digital delivery and also includes the Company’s national syndication business.  The Americas outdoor advertising segment consists of operations primarily in the United States and Canada.  The International outdoor advertising segment primarily includes operations in Europe, Asia, Australia and Latin America.  The Americas outdoor and International outdoor display inventory consists primarily of billboards, street furniture displays and transit displays.  The Other category includes the Company’s media representation business as well as other general support services and initiatives which are ancillary to the Company’s other businesses.  Corporate includes infrastructure and support, including information technology, human resources, legal, finance and administrative functions of each of the Company’s reportable segments, as well as overall executive, administrative and support functions. Share-based payments are recorded in corporate expenses.

The following table presents the Company’s reportable segment results for the years ended December 31, 2014, 2013 and 2012.

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Year Ended December 31, 2014
Revenue	$3,161,503	$1,253,190	$1,708,069	$260,920	$-	$(65,149)	$6,318,533
Direct operating expenses	921,089	555,614	1,041,274	24,009	-	(7,621)	2,534,365
Selling, general and administrative expenses	1,052,578	211,969	336,550	143,629	-	(57,518)	1,687,208
Depreciation and amortization	240,868	194,640	207,431	33,543	34,416	-	710,898
Impairment charges	-	-	-	-	24,176	-	24,176
Corporate expenses	-	-	-	-	320,341	(10)	320,331
Other operating income, net	-	-	-	-	40,031	-	40,031
Operating income (loss)	$946,968	$290,967	$122,814	$59,739	$(338,902)	$-	$1,081,586
Intersegment revenues	$10	$3,436	$-	$61,703	$-	$-	$65,149
Segment assets	$7,720,181	$3,527,935	$1,817,237	$277,388	$697,501	$-	$14,040,242
Capital expenditures	$50,403	$97,053	$130,154	$5,744	$34,810	$-	$318,164
Share-based compensation expense	$-	$-	$-	$-	$10,713	$-	$10,713
Year Ended December 31, 2013
Revenue	$3,131,595	$1,290,452	$1,655,738	$227,864	$-	$(62,605)	$6,243,044
Direct operating expenses	942,644	566,669	1,028,059	25,271	-	(8,556)	2,554,087
Selling, general and administrative expenses	1,020,097	220,732	322,840	140,241	-	(54,049)	1,649,861
Depreciation and amortization	262,136	196,597	203,927	39,291	28,877	-	730,828
Impairment charges	-	-	-	-	16,970	-	16,970
Corporate expenses	-	-	-	-	313,514	-	313,514
Other operating income, net	-	-	-	-	22,998	-	22,998
Operating income (loss)	$906,718	$306,454	$100,912	$23,061	$(336,363)	$-	$1,000,782
Intersegment revenues	$-	$2,473	$-	$60,132	$-	$-	$62,605
Segment assets	$7,933,564	$3,693,308	$2,029,687	$534,363	$906,380	$-	$15,097,302
Capital expenditures	$75,742	$88,991	$108,548	$9,933	$41,312	$-	$324,526
Share-based compensation expense	$-	$-	$-	$-	$16,715	$-	$16,715
Year Ended December 31, 2012
Revenue	$3,084,780	$1,279,257	$1,667,687	$281,879	$-	$(66,719)	$6,246,884
Direct operating expenses	882,785	582,340	1,021,152	25,088	-	(12,965)	2,498,400
Selling, general and administrative expenses	993,116	211,245	363,417	152,394	-	(53,754)	1,666,418
Depreciation and amortization	262,409	192,023	205,258	45,568	24,027	-	729,285
Impairment charges	-	-	-	-	37,651	-	37,651
Corporate expenses	-	-	-	-	293,207	-	293,207
Other operating income, net	-	-	-	-	48,127	-	48,127
Operating income (loss)	$946,470	$293,649	$77,860	$58,829	$(306,758)	$-	$1,070,050
Intersegment revenues	$-	$1,175	$80	$65,464	$-	$-	$66,719
Segment assets	$8,061,701	$3,835,235	$2,256,309	$815,435	$1,324,033	$-	$16,292,713
Capital expenditures	$65,821	$117,647	$150,129	$17,438	$39,245	$-	$390,280
Share-based compensation expense	$-	$-	$-	$-	$28,540	$-	$28,540

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue of $1.8 billion, $1.7 billion and $1.7 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2014, 2013 and 2012, respectively.  Revenue of $4.5 billion, $4.5 billion and $4.5 billion derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2014, 2013 and 2012, respectively.

Identifiable long-lived assets of $682.7 million, $760.5 million and $805.2 million derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2014, 2013 and 2012, respectively. Identifiable long-lived assets of $2.0 billion, $2.1 billion and $2.2 billion derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 14 — QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Revenue	$1,342,548	$1,343,058	$1,630,154	$1,618,097	$1,630,034	$1,587,522	$1,715,797	$1,694,367
Operating expenses:
Direct operating expenses	596,496	597,780	643,222	632,586	645,981	648,743	648,666	674,978
Selling, general and administrative expenses	415,828	403,363	420,577	411,341	429,687	411,354	421,116	423,803
Corporate expenses	72,705	80,800	82,196	75,328	78,202	89,574	87,228	67,812
Depreciation and amortization	174,871	182,182	174,062	179,734	175,865	177,330	186,100	191,582
Impairment charges	-	-	4,902	-	35	-	19,239	16,970
Other operating income, net	165	2,395	(1,628)	1,113	47,172	6,186	(5,678)	13,304
Operating income	82,813	81,328	303,567	320,221	347,436	266,707	347,770	332,526
Interest expense	431,114	385,525	440,605	407,508	432,616	438,404	437,261	418,014
Gain (loss) on marketable securities	-	-	-	130,898	-	31	-	(50)
Equity in earnings (loss) of nonconsolidated affiliates	(13,326)	3,641	(16)	5,971	3,955	3,983	(29)	(91,291)
Gain (loss) on extinguishment of debt	(3,916)	(3,888)	(47,503)	-	(4,840)	-	12,912	(83,980)
Other income (expense), net	1,541	(1,000)	12,157	(18,098)	2,617	1,709	(7,211)	(4,591)
Income (loss) before income taxes	(364,002)	(305,444)	(172,400)	31,484	(83,448)	(165,974)	(83,819)	(265,400)
Income tax benefit (expense)	(68,388)	96,325	621	(11,477)	(24,376)	73,802	33,654	(36,833)
Consolidated net income (loss)	(432,390)	(209,119)	(171,779)	20,007	(107,824)	(92,172)	(50,165)	(302,233)
Less amount attributable to noncontrolling interest	(8,200)	(6,116)	14,852	12,805	7,028	9,683	17,923	6,994
Net income (loss) attributable to the Company	$(424,190)	$(203,003)	$(186,631)	$7,202	$(114,852)	$(101,855)	$(68,088)	$(309,227)

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

iHeartCommunications is a party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the years ended December 31, 2014, 2013 and 2012, the Company recognized management fees and reimbursable expenses of $15.2 million, $15.8 million and $15.9 million, respectively.

Stock Purchases

On August 9, 2010, iHeartCommunications announced that its board of directors approved a stock purchase program under which iHeartCommunications or its subsidiaries may purchase up to an aggregate of $100.0 million of the Class A common stock of Parent and/or the Class A common stock of CCOH. The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at iHeartCommunications’ discretion. During 2014, CC Finco purchased 5,000,000 shares of CCOH’s Class A common stock for approximately $48.8 million.  During 2012, CC Finco purchased 111,291 shares of Parent’s Class A common stock for $692,887. During 2011, CC Finco purchased 1,553,971 shares of CCOH’s Class A common stock through open market purchases for approximately $16.4 million.  As of December 31, 2014, an aggregate $34.2 million was available under the stock purchase program to purchase Class A common stock of Parent and/or the Class A common stock of CCOH.

On January 7, 2015 CC Finco purchased an additional 2,000,000 shares of CCOH’s Class A common stock for $20.4 million.

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16 – GUARANTOR SUBSIDIARIES

The Company and certain of iHeart’s direct and indirect wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guaranteed on a joint and several basis certain of iHeart’s outstanding indebtedness.  The following consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

(In thousands)	December 31, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$-	$7	$225,402	$231,615	$-	$457,024
Accounts receivable, net of allowance	-	-	695,356	699,892	-	1,395,248
Intercompany receivables (1)	-	1,875,543	-	138,890	(2,014,433)	-
Prepaid expenses	-	1,671	55,092	134,809	-	191,572
Other current assets	-	24,522	48,490	93,656	(30,369)	136,299
Total Current Assets	-	1,901,743	1,024,340	1,298,862	(2,044,802)	2,180,143
Structures, net	-	-	-	1,614,199	-	1,614,199
Other property, plant and equipment, net	-	-	792,599	292,266	-	1,084,865
Indefinite-lived intangibles - licenses	-	-	2,411,071	-	-	2,411,071
Indefinite-lived intangibles - permits	-	-	-	1,066,748	-	1,066,748
Other intangibles, net	-	-	787,772	418,955	-	1,206,727
Goodwill	-	-	3,366,558	820,866	-	4,187,424
Intercompany notes receivable	-	962,000	-	-	(962,000)	-
Long-term intercompany receivable	-	-	-	947,806	(947,806)	-
Investment in subsidiaries	(9,875,294)	4,236,322	7,269	-	5,631,703	-
Other assets	-	102,020	55,690	731,598	(600,243)	289,065
Total Assets	$(9,875,294)	$7,202,085	$8,445,299	$7,191,300	$1,076,852	$14,040,242

Accounts payable	$-	$-	$56,093	$76,165	$-	$132,258
Accrued expenses	-	(97,506)	348,479	548,502	-	799,475
Intercompany payable (1)	-	-	2,014,433	-	(2,014,433)	-
Accrued interest	-	278,502	-	4,767	(30,369)	252,900
Deferred income	-	-	79,110	96,938	-	176,048
Current portion of long-term debt	-	-	143	3,461	-	3,604
Total Current Liabilities	-	180,996	2,498,258	729,833	(2,044,802)	1,364,285
Long-term debt	-	15,998,144	5,030	4,930,468	(611,228)	20,322,414
Long-term intercompany payable	-	947,806	-	-	(947,806)	-
Intercompany long-term debt	-	-	962,000	-	(962,000)	-
Deferred income taxes	-	(70,053)	988,675	646,919	(1,653)	1,563,888
Other long-term liabilities	-	20,485	199,517	234,861	-	454,863
Total member's interest (deficit)	(9,875,294)	(9,875,293)	3,791,819	649,219	5,644,341	(9,665,208)
Total Liabilities and Member's Equity	$(9,875,294)	$7,202,085	$8,445,299	$7,191,300	$1,076,852	$14,040,242

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Year Ended December 31, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$3,348,477	$2,988,848	$(18,792)	$6,318,533
Operating expenses:
Direct operating expenses	-	-	933,843	1,607,507	(6,985)	2,534,365
Selling, general and administrative expenses	-	-	1,137,030	561,985	(11,807)	1,687,208
Corporate expenses	-	10,496	178,941	130,894	-	320,331
Depreciation and amortization	-	-	303,299	407,599	-	710,898
Impairment charges	-	-	20,646	3,530	-	24,176
Other operating income, net	-	-	32,772	7,259	-	40,031
Operating income (loss)	-	(10,496)	807,490	284,592	-	1,081,586
Interest expense, net	-	1,459,461	52,210	214,008	15,917	1,741,596
Gain (loss) on marketable securities	-	-	-	62,895	(62,895)	-
Equity in earnings (loss) of nonconsolidated affiliates	(722,412)	458,156	73,080	(8,889)	190,649	(9,416)
Gain (loss) on extinguishment of debt	-	127,707	(181,078)	-	10,024	(43,347)
Other income (expense), net	-	(90)	(4,397)	16,152	(2,561)	9,104
Income (loss) before income taxes	(722,412)	(884,184)	642,885	140,742	119,300	(703,669)
Income tax benefit (expense)	-	161,772	(179,835)	(40,426)	-	(58,489)
Consolidated net income (loss)	(722,412)	(722,412)	463,050	100,316	119,300	(762,158)
Less amount attributable to noncontrolling interest	-	-	4,894	26,709	-	31,603
Net income (loss) attributable to the Company	$(722,412)	$(722,412)	$458,156	$73,607	$119,300	$(793,761)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	20,569	(142,447)	-	(121,878)
Unrealized gain on securities and derivatives:
Unrealized holding gain on marketable securities	-	-	3,924	3,447	(7,044)	327
Unrealized holding gain on cash flow derivatives	-	-	-	-	-	-
Other adjustments to comprehensive income (loss)	-	-	-	(11,438)	-	(11,438)
Reclassification adjustment for realized gain on securities included in consolidated net income (loss)	-	(8,181)	-	11,498	-	3,317
Equity in subsidiary comprehensive income (loss)	(101,548)	(93,367)	(140,694)	-	335,609	-
Comprehensive income (loss)	(823,960)	(823,960)	341,955	(65,333)	447,865	(923,433)
Less amount attributable to noncontrolling interest	-	-	(14,653)	(6,427)	-	(21,080)
Comprehensive income (loss) attributable to the Company	$(823,960)	$(823,960)	$356,608	$(58,906)	$447,865	$(902,353)
(In thousands)	Year Ended December 31, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$3,287,967	$2,973,493	$(18,416)	$6,243,044
Operating expenses:
Direct operating expenses	-	-	957,047	1,604,236	(7,196)	2,554,087
Selling, general and administrative expenses	-	-	1,103,616	557,465	(11,220)	1,649,861
Corporate expenses	-	10,819	178,296	124,399	-	313,514
Depreciation and amortization	-	-	326,185	404,643	-	730,828
Impairment charges	-	-	3,820	13,150	-	16,970
Other operating income, net	-	-	11	22,987	-	22,998
Operating income (loss)	-	(10,819)	719,014	292,587	-	1,000,782
Interest expense, net	-	1,396,249	39,991	171,682	41,529	1,649,451
Gain (loss) on marketable securities	-	-	170,133	(18)	(39,236)	130,879
Equity in earnings (loss) of nonconsolidated affiliates	(501,897)	439,900	(94,224)	(77,410)	155,935	(77,696)
Loss on extinguishment of debt	-	(87,868)	-	-	-	(87,868)
Other income (expense), net	-	(23,551)	25,534	258	(24,221)	(21,980)
Income (loss) before income taxes	(501,897)	(1,078,587)	780,466	43,735	50,949	(705,334)
Income tax benefit (expense)	-	576,690	(421,063)	(33,810)	-	121,817
Consolidated net income (loss)	(501,897)	(501,897)	359,403	9,925	50,949	(583,517)
Less amount attributable to noncontrolling interest	-	-	(768)	24,134	-	23,366
Net income (loss) attributable to the Company	$(501,897)	$(501,897)	$360,171	$(14,209)	$50,949	$(606,883)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	15,380	(48,381)	-	(33,001)
Unrealized gain on securities and derivatives:
Unrealized holding gain on marketable securities	-	-	15,390	4,441	(3,255)	16,576
Unrealized holding gain on cash flow derivatives	-	48,180	-	-	-	48,180
Other adjustments to comprehensive income (loss)	-	-	-	6,732	-	6,732
Reclassification adjustment for realized gain on securities included in consolidated net income (loss)	-	-	(82,321)	(1,431)	-	(83,752)
Equity in subsidiary comprehensive income (loss)	(39,534)	(87,714)	(36,445)	-	163,693	-
Comprehensive income (loss)	(541,431)	(541,431)	272,175	(52,848)	211,387	(652,148)
Less amount attributable to noncontrolling interest	-	-	(282)	(2,194)	-	(2,476)
Comprehensive income (loss) attributable to the Company	$(541,431)	$(541,431)	$272,457	$(50,654)	$211,387	$(649,672)

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Year Ended December 31, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$3,288,779	$2,974,108	$(16,003)	$6,246,884
Operating expenses:
Direct operating expenses	-	-	892,810	1,613,571	(7,981)	2,498,400
Selling, general and administrative expenses	-	-	1,085,611	588,829	(8,022)	1,666,418
Corporate expenses	-	10,829	166,546	115,832	-	293,207
Depreciation and amortization	-	-	328,633	400,652	-	729,285
Impairment charges	-	-	-	37,651	-	37,651
Other operating income (expense), net	-	-	(2,825)	50,952	-	48,127
Operating income (loss)	-	(10,829)	812,354	268,525	-	1,070,050
Interest expense, net	-	1,307,703	23,143	139,824	78,353	1,549,023
Loss on marketable securities	-	(1)	(2,001)	(2,578)	-	(4,580)
Equity in earnings (loss) of nonconsolidated affiliates	(336,674)	492,819	(174,774)	19,464	17,722	18,557
Loss on extinguishment of debt	-	(33,652)	-	(221,071)	-	(254,723)
Other income (expense), net	-	(1)	3,960	5,743	(9,452)	250
Income (loss) before income taxes	(336,674)	(859,367)	616,396	(69,741)	(70,083)	(719,469)
Income tax benefit (expense)	-	522,693	(246,380)	31,966	-	308,279
Consolidated net income (loss)	(336,674)	(336,674)	370,016	(37,775)	(70,083)	(411,190)
Less amount attributable to noncontrolling interest	-	-	(10,613)	23,902	-	13,289
Net income (loss) attributable to the Company	$(336,674)	$(336,674)	$380,629	$(61,677)	$(70,083)	$(424,479)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	(399)	40,641	-	40,242
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	-	-	25,676	(8,151)	5,578	23,103
Unrealized holding gain on cash flow derivatives	-	52,112	-	-	-	52,112
Other adjustments to comprehensive income (loss)	2	(2)	-	1,135	-	1,135
Reclassification adjustment for realized loss on securities included in consolidated net income (loss)	-	-	-	2,045	-	2,045
Equity in subsidiary comprehensive income (loss)	107,179	55,069	33,967	-	(196,215)	-
Comprehensive income (loss)	(229,493)	(229,495)	439,873	(26,007)	(260,720)	(305,842)
Less amount attributable to noncontrolling interest	-	-	4,175	1,703	-	5,878
Comprehensive income (loss) attributable to the Company	$(229,493)	$(229,495)	$435,698	$(27,710)	$(260,720)	$(311,720)

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Year Ended December 31, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(722,412)	$(722,412)	$463,050	$100,316	$119,300	$(762,158)
Reconciling items:
Impairment charges	-	-	20,646	3,530	-	24,176
Depreciation and amortization	-	-	303,299	407,599	-	710,898
Deferred taxes	-	105,872	(53,442)	(18,507)	-	33,923
Provision for doubtful accounts	-	-	6,982	7,185	-	14,167
Amortization of deferred financing charges and note discounts, net	-	92,277	-	(18,493)	15,917	89,701
Share-based compensation	-	-	2,970	7,743	-	10,713
Gain on disposal of operating assets	-	-	(36,711)	(7,801)	-	(44,512)
(Gain) loss on marketable securities	-	-	-	(62,895)	62,895	-
Equity in (earnings) loss of nonconsolidated affiliates	722,412	(458,156)	(73,080)	8,889	(190,649)	9,416
Loss on extinguishment of debt	-	(127,707)	181,078	-	(10,024)	43,347
Other reconciling items, net	-	-	71	(14,396)	-	(14,325)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	-	-	24,454	(38,352)	-	(13,898)
Increase (decrease) in accrued expenses	-	35,975	(13,923)	8,997	-	31,049
Increase (decrease) in accounts payable	-	-	10,804	(4,400)	-	6,404
Increase (decrease) in accrued interest	-	94,485	(2,998)	811	(3,738)	88,560
Increase (decrease) in deferred income	-	-	16,962	(5,674)	-	11,288
Changes in other operating assets and liabilities	-	(1,374)	20,674	(19,605)	6,672	6,367
Net cash provided by (used for) operating activities	-	(981,040)	870,836	354,947	373	245,116
Cash flows from investing activities:
Proceeds from sale of other investments	-	-	-	609,135	(372,517)	236,618
Purchases of businesses	-	-	502	339	-	841
Purchases of property, plant and equipment	-	-	(86,772)	(231,392)	-	(318,164)
Proceeds from disposal of assets	-	-	(2,588)	12,861	-	10,273
Purchases of other operating assets	-	-	(3,629)	(912)	-	(4,541)
Investments in subsidiaries	-	-	(125,000)	-	125,000	-
Dividends from subsidiaries	993	-	363,326	-	(364,319)	-
Change in other, net	-	-	(10,325)	(500,451)	497,067	(13,709)
Net cash provided by (used for) investing activities	993	-	135,514	(110,420)	(114,769)	(88,682)
Cash flows from financing activities:
Draws on credit facilities	-	65,000	-	3,010	-	68,010
Payments on credit facilities	-	(312,000)	-	(3,682)	-	(315,682)
Intercompany funding	-	1,215,783	(965,843)	(249,940)	-	-
Proceeds from long-term debt	-	2,080,450	-	-	(17,975)	2,062,475
Payments on long-term debt	-	(2,042,255)	2,743	(48)	(59,541)	(2,099,101)
Payments to purchase additional noncontrolling interests	-	-	-	-	(48,750)	(48,750)
Dividends and other payments to noncontrolling interests	-	(993)	-	(405,914)	366,880	(40,027)
Dividends paid	-	-	-	125,000	(125,000)	-
Deferred financing charges	-	(24,947)	-	(4)	(1,218)	(26,169)
Change in other, net	(993)	-	-	2,236	-	1,243
Net cash provided by (used for) financing activities	(993)	981,038	(963,100)	(529,342)	114,396	(398,001)
Effect of exchange rate changes on cash	-	-	-	(9,560)	-	(9,560)
Net decrease in cash and cash equivalents	-	(2)	43,250	(294,375)	-	(251,127)
Cash and cash equivalents at beginning of period	-	9	182,152	525,990	-	708,151
Cash and cash equivalents at end of period	$-	$7	$225,402	$231,615	$-	$457,024
(In thousands)	Year Ended December 31, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(501,897)	$(501,897)	$359,403	$9,925	$50,949	$(583,517)
Reconciling items:
Impairment charges	-	-	3,820	13,150	-	16,970
Depreciation and amortization	-	-	326,185	404,643	-	730,828
Deferred taxes	-	(96,806)	3,870	(65,234)	-	(158,170)
Provision for doubtful accounts	-	-	15,052	5,191	-	20,243
Amortization of deferred financing charges and note discounts, net	-	141,886	(3,621)	(55,452)	41,529	124,342
Share-based compensation	-	-	8,990	7,725	-	16,715
Gain on disposal of operating assets	-	-	(11)	(22,987)	-	(22,998)
(Gain) loss on marketable securities	-	-	(170,133)	18	39,236	(130,879)
Equity in (earnings) loss of nonconsolidated affiliates	501,897	(439,900)	94,224	77,410	(155,935)	77,696
Loss on extinguishment of debt	-	87,868	-	-	-	87,868
Other reconciling items, net	-	1	(111)	20,014	-	19,904
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	-	-	(72,752)	43,147	-	(29,605)
Increase in accrued expenses	-	-	8,072	18,033	-	26,105
Increase (decrease) in accounts payable	-	-	7,853	(10,473)	-	(2,620)
Increase (decrease) in accrued interest	-	11,714	321	4,087	(108)	16,014
Increase in deferred income	-	-	6,953	555	-	7,508
Changes in other operating assets and liabilities	-	(35,373)	40,257	(8,524)	108	(3,532)
Net cash provided by (used for) operating activities	-	(832,507)	628,372	441,228	(24,221)	212,872
Cash flows from investing activities:
Proceeds from sale of other investments	-	-	75	355,073	(219,577)	135,571
Purchases of businesses	-	-	(97)	-	-	(97)
Purchases of property, plant and equipment	-	-	(118,024)	(206,502)	-	(324,526)
Proceeds from disposal of assets	-	-	39,464	42,134	-	81,598
Purchases of other operating assets	-	-	(11,049)	(10,483)	-	(21,532)
Dividends from subsidiaries	-	329,867	200,785	-	(530,652)	-
Change in other, net	(270)	-	(1,236)	(3,143)	270	(4,379)
Net cash provided by (used for) investing activities	(270)	329,867	109,918	177,079	(749,959)	(133,365)
Cash flows from financing activities:
Draws on credit facilities	-	269,500	-	2,752	-	272,252
Payments on credit facilities	-	(22,500)	-	(4,815)	-	(27,315)
Intercompany funding	-	1,160,225	(805,529)	(378,917)	24,221	-
Proceeds from long-term debt	-	575,000	-	-	-	575,000
Payments on long-term debt	-	(1,461,811)	-	(6,626)	219,577	(1,248,860)
Payments to purchase additional noncontrolling interests	-	-	-	(61,143)	-	(61,143)
Dividends and other payments to noncontrolling interests	-	-	-	(91,887)	-	(91,887)
Dividends paid	-	-	(84,377)	(446,275)	530,652	-
Deferred financing charges	-	(18,046)	-	(344)	-	(18,390)
Change in other, net	270	270	-	4,191	(270)	4,461
Net cash provided by (used for) financing activities	270	502,638	(889,906)	(983,064)	774,180	(595,882)
Effect of exchange rate changes on cash	-	-	-	(484)	-	(484)
Net decrease in cash and cash equivalents	-	(2)	(151,616)	(365,241)	-	(516,859)
Cash and cash equivalents at beginning of period	-	11	333,768	891,231	-	1,225,010
Cash and cash equivalents at end of period	$-	$9	$182,152	$525,990	$-	$708,151

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Year Ended December 31, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(336,674)	$(336,674)	$370,016	$(37,775)	$(70,083)	$(411,190)
Reconciling items:
Impairment charges	-	-	-	37,651	-	37,651
Depreciation and amortization	-	-	328,633	400,652	-	729,285
Deferred taxes	-	(164,449)	20,143	(160,305)	-	(304,611)
Provision for doubtful accounts	-	-	4,459	7,256	-	11,715
Amortization of deferred financing charges and note discounts, net	-	196,549	(7,534)	(103,271)	78,353	164,097
Share-based compensation	-	-	17,951	10,589	-	28,540
(Gain) loss on disposal of operating assets	-	-	2,825	(50,952)	-	(48,127)
Loss on marketable securities	-	1	2,001	2,578	-	4,580
Equity in (earnings) loss of nonconsolidated affiliates	336,674	(492,819)	174,774	(19,464)	(17,722)	(18,557)
Loss on extinguishment of debt	-	33,652	-	221,071	-	254,723
Other reconciling items, net	-	-	(7,707)	21,941	-	14,234
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	-	-	12,256	(46,494)	-	(34,238)
Increase in accrued expenses	-	-	9,432	25,442	-	34,874
Increase in accounts payable	-	-	11,312	2,551	-	13,863
Increase (decrease) in accrued interest	-	21,731	-	(2,377)	869	20,223
Increase in deferred income	-	-	9,521	23,961	-	33,482
Changes in other operating assets and liabilities	-	(60,782)	(16,167)	32,406	(869)	(45,412)
Net cash provided by (used for) operating activities	-	(802,791)	931,915	365,460	(9,452)	485,132
Cash flows from investing activities:
Proceeds from sale of other investments	-	-	-	50,149	(50,149)	-
Purchases of businesses	-	-	(45,395)	(4,721)	-	(50,116)
Purchases of property, plant and equipment	-	-	(114,023)	(276,257)	-	(390,280)
Proceeds from disposal of assets	-	-	3,223	56,442	-	59,665
Purchases of other operating assets	-	-	(9,107)	(5,719)	-	(14,826)
Dividends from subsidiaries	-	1,925,661	1,916,209	-	(3,841,870)	-
Change in other, net	-	-	2,700	(4,857)	693	(1,464)
Net cash provided by (used for) investing activities	-	1,925,661	1,753,607	(184,963)	(3,891,326)	(397,021)
Cash flows from financing activities:
Draws on credit facilities	-	602,500	-	2,063	-	604,563
Payments on credit facilities	-	(1,928,051)	-	(3,368)	-	(1,931,419)
Intercompany funding	-	914,258	(896,192)	(18,066)	-	-
Proceeds from long-term debt	-	-	-	4,917,643	-	4,917,643
Payments on long-term debt	-	(695,342)	(927)	(2,700,786)	50,149	(3,346,906)
Payments to purchase additional noncontrolling interests	-	-	-	(7,040)	-	(7,040)
Dividends and other payments to noncontrolling interests	-	-	-	(251,665)	-	(251,665)
Dividends paid	-	-	(1,916,207)	(1,935,115)	3,851,322	-
Deferred financing charges	-	(13,629)	-	(69,988)	-	(83,617)
Change in other, net	-	(2,596)	-	6,381	(693)	3,092
Net cash used for financing activities	-	(1,122,860)	(2,813,326)	(59,941)	3,900,778	(95,349)
Effect of exchange rate changes on cash	-	-	-	3,566	-	3,566
Net increase (decrease) in cash and cash equivalents	-	10	(127,804)	124,122	-	(3,672)
Cash and cash equivalents at beginning of period	-	1	461,572	767,109	-	1,228,682
Cash and cash equivalents at end of period	$-	$11	$333,768	$891,231	$-	$1,225,010

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2014, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2014.  The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2014, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

iHeartMedia Capital I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Report of Independent Registered Public Accounting Firm

The Board of Managers and Member iHeartMedia Capital I, LLC

We have audited iHeartMedia Capital I, LLC and subsidiaries’ (the Company)  internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, changes in member’s deficit and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 19, 2015

ITEM 9B.  Other Information

Not Applicable

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers is set forth at the end of Part I of this Annual Report on Form 10-K.

Our Code of Business Conduct and Ethics (the “Code of Conduct”) applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer.  The Code of Conduct is publicly available on our internet website at www.iheartmedia.com.  We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer or principal accounting officer and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K by posting such information on our website, www.iheartmedia.com.

All other information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (the “Definitive Proxy Statement”), which we expect to file with the SEC within 120 days after our fiscal year end.

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

Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.

ITEM 14.  Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Parent’s Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)1.  Financial Statements.

The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of December 31, 2014 and 2013.

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Changes in Member’s Deficit for the Years Ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012.

Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedule.

The following financial statement schedule for the years ended December 31, 2014, 2013 and 2012 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(In thousands)		Charges
	Balance at	to Costs,	Write-off		Balance
	Beginning	Expenses	of Accounts		at End of
Description	of period	and other	Receivable	Other (1)	Period

Year ended December 31, 2012	$63,098	$11,715	$14,082	$(4,814)	$55,917
Year ended December 31, 2013	$55,917	$20,242	$28,492	$734	$48,401
Year ended December 31, 2014	$48,401	$14,167	$20,368	$(2,502)	$39,698

(1)        Primarily foreign currency adjustments and acquisition and/or divestiture activity.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Deferred Tax Asset Valuation Allowance

(In thousands)		Charges
	Balance at	to Costs,			Balance
	Beginning	Expenses			at end of
Description	of Period	and other (1)	Reversal (2)	Adjustments (3)	Period
Year ended December 31, 2012	$193,052	$14,309	$(21,727)	$(1,948)	$183,686
Year ended December 31, 2013	$183,686	$149,107	$(5)	$(5,165)	$327,623
Year ended December 31, 2014	$327,623	$356,583	$(230)	$(28,318)	$655,658

(1)        During 2012, 2013 and 2014, the Company recorded valuation allowances on deferred tax assets attributable to net operating losses in certain foreign jurisdictions.  In addition, during 2013 and 2014 the Company recorded a valuation allowance of $143.5 million and $339.8 million, respectively, on a portion of its deferred tax assets attributable to federal and state net operating loss carryforwards due to the uncertainty of the ability to utilize those losses in future periods.

(2)        During 2012, 2013 and 2014, the Company realized the tax benefits associated with certain foreign deferred tax assets, primarily related to foreign loss carryforwards, on which a valuation allowance was previously recorded.  The associated valuation allowance was reversed in the period in which, based on the weight of available evidence, it is more-likely-than-not that the deferred tax asset will be realized.

(3)        During 2012, 2013 and 2014, the Company adjusted certain valuation allowances as a result of changes in tax rates in certain jurisdictions and as a result of the expiration of carryforward periods for net operating loss carryforwards.

(a)3. Exhibits.

Exhibit Number	Description
3.1

Certificate of Formation of iHeartMedia Capital I, LLC (Incorporated by reference to Exhibit 3.1.33 to the iHeartCommunications, Inc. Registration Statement on Form S-4 (File No. 333-158279) filed on March 30, 2009).

3.2

Limited Liability Company Agreement of iHeartMedia Capital I, LLC (Incorporated by reference to Exhibit 3.2.33 to the iHeartCommunications, Inc. Registration Statement on Form S-4 (File No. 333-158279) filed on March 30, 2009).

4.1

Senior Indenture dated October 1, 1997, by and between iHeartCommunications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.2 to the iHeartCommunications, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.2

Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between iHeartCommunications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.2 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on August 28, 1998).

4.3

Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between iHeartCommunications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 99.3 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on May 22, 2003).

4.4

Seventeenth Supplemental Indenture dated September 20, 2004, to Senior Indenture dated October 1, 1997, by and between iHeartCommunications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on September 21, 2004).

4.5

Nineteenth Supplemental Indenture dated December 16, 2004, to Senior Indenture dated October 1, 1997, by and between iHeartCommunications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on December 17, 2004).

4.6

Indenture, dated as of February 23, 2011, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the other guarantors party thereto, Wilmington Trust FSB, as Trustee, and the other agents party thereto (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on February 24, 2011).

4.7

Supplemental Indenture, dated as of June 14, 2011, among iHeartCommunications, Inc. and Wilmington Trust FSB, as Trustee (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on June 14, 2011).

4.8

Indenture, dated as of October 25, 2012, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, U.S. Bank National Association, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 25, 2012).

4.9

Indenture, dated as of February 28, 2013, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, U.S. Bank National Association, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on March 1, 2013).

4.10

Indenture, dated as of June 21, 2013, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on June 21, 2013).

4.11

Supplemental Indenture, dated as of December 16, 2013, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (Incorporated by reference to Exhibit 4.26 to Amendment No. 2 to the iHeartCommunications, Inc. Registration Statement on Form S-4 (File No. 333-192614) filed on December 24, 2013).

4.12

Supplemental Indenture, dated as of December 24, 2013, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (Incorporated by reference to Exhibit 4.28 to Amendment No. 2 to the iHeartCommunications, Inc. Registration Statement on Form S-4 (File No. 333-192614) filed on December 24, 2013).

4.13

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

4.14

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

4.15

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

4.16 4.17 4.18 4.19 4.20 4.21

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

Indenture, dated as of May 1, 2014, among CCU Escrow Corporation and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on June 6, 2014).

Supplemental Indenture, dated as of June 6, 2014, among iHeartCommunications, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on June 6, 2014).

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

10.1

Amended and Restated Credit Agreement, dated as of February 23, 2011, by and among iHeartCommunications, Inc., the subsidiary co-borrowers and foreign subsidiary revolving borrowers party thereto, iHeartMedia Capital I, LLC, Citibank, N.A., as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on February 24, 2011).

10.2

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 25, 2012, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the subsidiary co-borrowers party thereto, the foreign subsidiary revolving borrowers thereto, Citibank, N.A. as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 25, 2012).

10.3

Collateral Sharing Agreement, dated as of October 25, 2012, by and among Citibank N.A. as Administrative Agent, U.S. Bank National Association, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 10.2 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 25, 2012).

10.4

Amendment No. 2 to Amended and Restated Credit Agreement, dated as of May 31, 2013, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the subsidiary co-borrowers party thereto, the foreign subsidiary revolving borrowers thereto, Citibank, N.A. as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on June 4, 2013).

10.5

Amendment No. 3 to Amended and Restated Credit Agreement, dated as of December 18, 2013, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the subsidiary co-borrowers party thereto, the foreign subsidiary revolving borrowers thereto, Citibank, N.A., as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on December 18, 2013).

10.6

Amended and Restated Credit Agreement, dated as of December 24, 2012, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the subsidiary borrowers party thereto, Citibank, N.A., as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on December 27, 2012).

10.7

Revolving Promissory Note dated November 10, 2005 payable by iHeartCommunications, Inc. to Clear Channel Outdoor Holdings, Inc. in the original principal amount of $1,000,000,000 (Incorporated by reference to Exhibit 10.8 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.8

First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by iHeartCommunications, Inc., as Maker, to Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.41 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.9

Second Amendment, dated as of October 23, 2013, to the Revolving Promissory Note, dated as of November 10, 2005, by iHeartCommunications, Inc., as Maker, to Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 23, 2013).

10.10

Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Outdoor Holdings, Inc. to iHeartCommunications, Inc. in the original principal amount of $1,000,000,000 (Incorporated by reference to Exhibit 10.7 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.11

First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by Clear Channel Outdoor Holdings, Inc., as Maker, to iHeartCommunications, Inc. (Incorporated by reference to Exhibit 10.42 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.12

Corporate Services Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and iHeartMedia Management Services, L.P. (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.13

First Amended and Restated Management Agreement, dated as of July 28, 2008, by and among iHeartMedia, Inc., BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, THL Managers VI, LLC and Bain Capital Partners, LLC (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on July 30, 2008).

10.14

Amended and Restated Voting Agreement dated as of May 13, 2008 by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, iHeartMedia, Inc., Highfields Capital I LP, Highfields Capital II LP, Highfields Capital III LP and Highfields Capital Management LP (Incorporated by reference to Annex E to the iHeartMedia, Inc. Registration Statement on Form S-4 (File No. 333-151345) filed on June 2, 2008).

10.15

Voting Agreement dated as of May 13, 2008 by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, iHeartMedia, Inc., Abrams Capital Partners I, LP, Abrams Capital Partners II, LP, Whitecrest Partners, LP, Abrams Capital International, Ltd. and Riva Capital Partners, LP (Incorporated by reference to Annex F to the iHeartMedia, Inc. Registration Statement on Form S-4 (File No. 333-151345) filed on June 2, 2008).

10.16§

Stockholders Agreement, dated as of July 29, 2008, by and among iHeartMedia, Inc., BT Triple Crown Merger Co., Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., L. Lowry Mays, Randall T. Mays, Mark P. Mays, LLM Partners, Ltd., MPM Partners, Ltd. and RTM Partners, Ltd. (Incorporated by reference to Exhibit 10.2 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.17§

Side Letter Agreement, dated as of July 29, 2008, among iHeartMedia, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., L. Lowry Mays, Mark P. Mays, Randall T. Mays, LLM Partners, Ltd., MPM Partners Ltd. and RTM Partners, Ltd. (Incorporated by reference to Exhibit 10.3 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.18

Affiliate Transactions Agreement, dated as of July 30, 2008, by and among iHeartMedia, Inc., Bain Capital Fund IX, L.P., Thomas H. Lee Equity Fund VI, L.P. and BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 99.6 to the iHeartMedia, Inc. Form 8-A Registration Statement filed on July 30, 2008).

10.19§

Side Letter Agreement, dated as of December 22, 2009, by and among iHeartMedia, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., Randall T. Mays and RTM Partners, Ltd. (Incorporated by reference to Exhibit 99.3 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on December 29, 2009).

10.20§

Agreement Regarding Aircraft, dated May 31, 2013, by and among iHeartCommunications, Inc., Mark P. Mays, Randall T. Mays and L. Lowry Mays (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.21§

Stock Purchase Agreement dated as of November 15, 2010 by and among iHeartMedia, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P. and Pittman CC LLC (Incorporated by reference to Exhibit 10.3 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.22§

Aircraft Lease Agreement dated as of November 16, 2011 by and between Yet Again Inc. and iHeartMedia + Entertainment, Inc. (Incorporated by reference to Exhibit 10.23 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.23§

Aircraft Lease Agreement dated as of December 23, 2013 by and between FalconAgain Inc. and iHeartMedia + Entertainment, Inc. (Incorporated by reference to Exhibit 10.23 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2013).

10.24§

Letter Agreement dated as of January 13, 2014 by and between FalconAgain Inc. and iHeartMedia + Entertainment, Inc. (Incorporated by reference to Exhibit 10.24 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2013).

10.25§

Clear Channel 2008 Executive Incentive Plan (the “CC Executive Incentive Plan”) (Incorporated by reference to Exhibit 10.26 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.26§

Amendment No. 1 to the CC Executive Incentive Plan, effective as of July 1, 2013 (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.27§	Form of Senior Executive Option Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.20 to the iHeartMedia, Inc. Current Report on Form 8-K filed on July 30, 2008).
10.28§

Form of Senior Executive Restricted Stock Award Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.21 to the iHeartMedia, Inc. Current Report on Form 8-K filed on July 30, 2008).

10.29§

Form of Senior Management Option Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.22 to the iHeartMedia, Inc. Current Report on Form 8-K filed on July 30, 2008).

10.30§	Form of Executive Option Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.23 to the iHeartMedia, Inc. Current Report on Form 8-K filed on July 30, 2008).
10.31§	Clear Channel Employee Equity Investment Program (Incorporated by reference to Exhibit 10.24 to the iHeartMedia, Inc. Current Report on Form 8-K filed on July 30, 2008).
10.32§	iHeartMedia, Inc. 2008 Annual Incentive Plan (Incorporated by reference to Exhibit 10.32 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).
10.33§	Summary Description of 2012 Supplemental Incentive Plan (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on February 23, 2012).
10.34§	Summary Description of 2013 Supplemental Incentive Plan (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on February 15, 2013).
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

10.37§

Form of Option Agreement under the CCOH Stock Incentive Plan (approved February 21, 2011) (Incorporated by reference to Exhibit 10.33 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

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

10.42§

Relocation Policy - Chief Executive Officer and Direct Reports (Guaranteed Purchase Offer) (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 12, 2010).

10.43§

Relocation Policy - Chief Executive Officer and Direct Reports (Buyer Value Option) (Incorporated by reference to Exhibit 10.2 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 12, 2010).

10.44§	Relocation Policy - Function Head Direct Reports (Incorporated by reference to Exhibit 10.3 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 12, 2010).
10.45§

Form of iHeartMedia, Inc. and iHeartCommunications, Inc. Indemnification Agreement (Incorporated by reference to Exhibit 10.26 to the iHeartMedia, Inc. Current Report on Form 8-K filed on July 30, 2008).

10.46§

Indemnification Agreement by and among iHeartMedia, Inc., iHeartCommunications, Inc. and Robert W. Pittman dated September 18, 2012 (Incorporated by reference to Exhibit 10.3 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

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

10.49§

Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Robert W. Pittman dated September 18, 2012 (Incorporated by reference to Exhibit 10.4 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.50§

Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Thomas W. Casey dated September 5, 2012 (Incorporated by reference to Exhibit 10.5 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.51§

Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Robert H. Walls, Jr. dated September 5, 2012 (Incorporated by reference to Exhibit 10.6 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.52§

Amended and Restated Employment Agreement, dated as of December 22, 2009, by and among Randall T. Mays, iHeartCommunications, Inc. and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.39 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.53§

Amended and Restated Employment Agreement, dated June 23, 2010, by and among Mark P. Mays, iHeartMedia, Inc., and iHeartCommunications, Inc., as successor to BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on June 24, 2010).

10.54§

Employment Agreement, dated as of October 2, 2011, between Robert Pittman and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.55§

Amended and Restated Employment Agreement, dated as of January 13, 2014 between Robert Pittman and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.56§

Employment Agreement by and between iHeartMedia, Inc. and Richard J. Bressler, dated July 29, 2013 (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K/A filed on August 2, 2013).

10.57§

Employment Agreement, dated as of December 15, 2009, between Tom Casey and iHeartCommunications, Inc. (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on January 5, 2010).

10.58§

Severance Agreement and General Release by and between iHeartCommunications, Inc. and Thomas W. Casey, dated September 11, 2013 (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on September 13, 2013).

10.59§

Employment Agreement, dated as of January 1, 2010, between Robert H. Walls, Jr., and iHeartMedia Management Services, Inc. (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on January 5, 2010).

10.60§

Amended and Restated Employment Agreement, dated as of November 15, 2010, between John E. Hogan and iHeartMedia + Entertainment, Inc. (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on November 18, 2010).

10.61§

First Amendment dated February 23, 2012 to Amended and Restated Employment Agreement by and between iHeartMedia + Entertainment, Inc. and John E. Hogan dated November 15, 2010 (Incorporated by reference to Exhibit 10.2 to the iHeartMedia, Inc. Current Report on Form 8-K filed on February 23, 2012).

10.62§

Second Amendment to Amended and Restated Employment Agreement by and between iHeartMedia + Entertainment, Inc. and John Hogan, dated September 4, 2013 (Incorporated by reference to Exhibit 10.2 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.63§

Severance Agreement and General Release, dated as of January 13, 2014, by and between John Hogan and iHeartMedia + Entertainment, Inc. (Incorporated by reference to Exhibit 10.3 to the iHeartMedia, Inc. Form 8-K filed on January 13, 2014).

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

10.67§

Form of Amendment to Senior Executive Option Agreement under the CC Executive Incentive Plan, dated as of October 14, 2008 (Incorporated by reference to Exhibit 10.56 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.68§

Second Amendment, dated as of December 22, 2009, to the Senior Executive Option Agreement under the CC Executive Incentive Plan, dated July 30, 2008, between Randall T. Mays and iHeartMedia, Inc. (Incorporated by reference to Exhibit 99.2 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on December 29, 2009).

10.69§

Second Amendment, dated as of June 23, 2010, to the Senior Executive Option Agreement under the CC Executive Incentive Plan, dated July 30, 2008, between Mark P. Mays and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.2 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on June 24, 2010).

10.70§

Form of Executive Option Agreement under the CC Executive Incentive Plan, dated as of December 31, 2010, between Tom Casey and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.42 to the iHeartCommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.71§

Form of Executive Option Agreement under the CC Executive Incentive Plan, dated as of December 31, 2010, between John Hogan and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.43 to the iHeartCommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.72§

Form of Executive Option Agreement under the CC Executive Incentive Plan, dated as of December 31, 2010, between Robert H. Walls, Jr. and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.44 to the iHeartCommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.73§

Form of Executive Replacement Option Agreement under the CC Executive Incentive Plan between John E. Hogan and iHeartMedia, Inc. (Incorporated by reference to Exhibit 99(a)(1)(iv) to the iHeartMedia, Inc. Schedule TO filed on February 18, 2011).

10.74§

Form of Executive Option Agreement under the CC Executive Incentive Plan, dated as of May 19, 2011, between Scott D. Hamilton and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.63 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.75§

Executive Option Agreement under the CC Executive Incentive Plan, dated as of October 2, 2011, between Robert W. Pittman and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.2 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.76§

Amendment to the Executive Option Agreement under the CC Executive Incentive Plan, dated as of January 13, 2014, between Robert W. Pittman and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.2 to the iHeartMedia, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.77§

Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 15, 2012, between Robert W. Pittman and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.74 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.78§

Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 15, 2012, between Robert H. Walls, Jr. and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.75 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.79§

Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 22, 2012, between John E. Hogan and iHeartMedia, Inc. (including as Exhibit B thereto an Amendment to Mr. Hogan’s Employment Agreement dated November 15, 2010, as amended by the First Amendment dated February 23, 2012) (Incorporated by reference to Exhibit 10.76 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.80§

Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 22, 2012, between Scott D. Hamilton and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.77 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.81§

Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 22, 2012, between Robert H. Walls, Jr. and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.78 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.82§

Restricted Stock Agreement under the CC Executive Incentive Plan, dated January 13, 2014, between Robert W. Pittman and iHeartMedia, Inc. (Incorporated by reference to Exhibit C of Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on January 13, 2014).

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

10.87§

Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated March 26, 2012, between Robert H. Walls, Jr. and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

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

10.94§

Restricted Stock Award Agreement under the CCOH 2012 Stock Incentive Plan, dated January 13, 2014, between Robert W. Pittman and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit D of Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.95§ 10.96

Stipulation of Settlement, dated as of July 8, 2013, among legal counsel for iHeartCommunications, Inc. and the other named defendants, the special litigation committee of the board of directors of Clear Channel Outdoor Holdings, Inc. and the plaintiffs (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 9, 2013).

Employment Agreement by and between iHeartMedia Management Services, Inc. and Scott D. Hamilton, dated May 20, 2014 (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on June 25, 2014).

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

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2015.

IHEARTMEDIA CAPITAL I, LLC

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

Name	Title	Date
/s/ Robert W. Pittman Robert W. Pittman	Chairman, Chief Executive Officer (Principal Executive Officer) and Manager	February 19, 2015
/s/ Richard J. Bressler Richard J. Bressler	President, Chief Financial Officer (Principal Financial Officer) and Manager	February 19, 2015
/s/ Scott D. Hamilton Scott D. Hamilton	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer) and Assistant Secretary	February 19, 2015
/s/ David C. Abrams David C. Abrams	Manager	February 19, 2015
/s/ Irving L. Azoff Irving L. Azoff	Manager	February 19, 2015
/s/ James C. Carlisle James C. Carlisle	Manager	February 19, 2015
/s/ John P. Connaughton John P. Connaughton	Manager	February 19, 2015
/s/ Julia B. Donnelly Julia B. Donnelly	Manager	February 19, 2015
/s/ Matthew J. Freeman Matthew J. Freeman	Manager	February 19, 2015
/s/ Blair E. Hendrix Blair E. Hendrix	Manager	February 19, 2015
/s/ Jonathon S. Jacobson Jonathon S. Jacobson	Manager	February 19, 2015
/s/ Ian K. Loring Ian K. Loring	Manager	February 19, 2015
/s/ Mark P. Mays Mark P. Mays	Manager	February 19, 2015
/s/ Scott M. Sperling Scott M. Sperling	Manager	February 19, 2015