Form 10-K
period 2016-12-31
iHeartMedia Capital I, LLC
filed 2017-02-23
CIK 1457737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2016, or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _________.
Commission File Number 333-158279-36
IHEARTMEDIA CAPITAL I, LLC
(Exact name of registrant as specified in its charter)

Delaware	27-0263715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 East Basse Road, Suite 100 San Antonio, Texas	78209
(Address of principal executive offices)	(Zip code)
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

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K as, among other things, all of the registrant's equity securities are owned indirectly by iHeartMedia, Inc., which is a reporting company under the Securities Exchange Act of 1934 and which has filed with the SEC all materials required to be filed pursuant to Section 13, 14 or 15(d) thereof, and the registrant is therefore filing this Form 10-K with a reduced disclosure format.

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

IHEARTMEDIA CAPITAL I, LLC
INDEX TO FORM 10-K

		Page Number
PART I
Item 1.	Business	1
Item 1A.	Risk Factors	17
Item 1B.	Unresolved Staff Comments	27
Item 2.	Properties	27
Item 3.	Legal Proceedings	28
Item 4.	Mine Safety Disclosures	29
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	31
Item 6.	Selected Financial Data	32
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	76
Item 8.	Financial Statements and Supplementary Data	77
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	126
Item 9A.	Controls and Procedures	126
Item 9B.	Other Information	128
PART III
Item 10.	Directors, Executive Officers and Corporate Governance (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	129
Item 11.	Executive Compensation (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	129
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	129
Item 13.	Certain Relationships and Related Transactions, and Director Independence (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	129
Item 14.	Principal Accounting Fees and Services	129
PART IV
Item 15.	Exhibits and Financial Statements Schedules	130
Item 16.	Form 10-K Summary	141

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
Our Business Segments
We are a diversified media and entertainment company with three reportable business segments:  iHeartMedia (“iHM”); Americas outdoor advertising (“Americas outdoor”); and International outdoor advertising (“International outdoor”).  Our iHM segment provides media and entertainment services via broadcast and digital delivery and also includes our national syndication business.  Our Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types.  Our Americas outdoor segment consists of operations primarily in the United States, Canada and Latin America.  Our International outdoor segment consists of operations primarily in Europe and Asia.  Our “Other” category includes our full-service media representation business, Katz Media Group (“Katz Media”), as well as other general support services and initiatives that are ancillary to our other businesses.  For the year ended December 31, 2016, the iHM segment represented 54% of total revenues. For the year ended December 31, 2016, Americas outdoor represented 20% and International outdoor represented 23% of total revenues.
We specialize in broadcast radio, digital, out-of-home, mobile, live events and on-demand information services for national audiences and local communities while providing premium opportunities for advertisers.  Through our strong capabilities and unique collection of assets, we have the ability to deliver compelling content as well as innovative, effective marketing campaigns for advertisers and marketing, creative and strategic partners in the United States and internationally.
We focus on leveraging our national reach and on building the leadership position of our diverse global assets and maximizing our financial performance while serving our local communities. We continue to invest strategically in our digital platforms, including the development of continued enhancements to iHeartRadio, our integrated digital radio platform, and the ongoing deployment of digital outdoor displays.  In addition, we have implemented automated/programmatic sales infrastructure and capability in each of our business segments.  We intend to continue to execute our strategies while closely managing expenses and focusing on achieving operating efficiencies across our businesses.
For more information about our revenue, gross profit and assets by segment and our revenue and long-lived assets by geographic area, see Note 11 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K.
iHM
Our iHM operations include broadcast radio, digital online and mobile platforms and products, program syndication, entertainment, traffic and weather data distribution and music research services.  Our radio stations and content can be heard on AM/FM stations, HD digital radio stations, satellite radio, at iHeartRadio.com and our radio stations’ websites, and through our iHeartRadio mobile application on smart phones and tablets, on gaming consoles, via in-home entertainment, in enhanced automotive platforms and navigation systems.
As of December 31, 2016, we owned 855 domestic radio stations servicing over 160 U.S. markets, including 45 of the top 50 markets and 84 of the top 100 markets.  We are also the beneficiary of Aloha Station Trust, LLC, which owns and operates

14 radio stations, all of which we were required to divest in order to comply with Federal Communication Commission (“FCC”) media ownership rules, and which are being marketed for sale.
In addition to our local radio programming, we also operate Premiere Networks (“Premiere”), a national radio network that produces, distributes or represents more than 100 syndicated radio programs and serves more than 5,900 radio station affiliates.  We also deliver real-time traffic and weather information via navigation systems, radio and television broadcast media and wireless and Internet-based services through our traffic business, Total Traffic & Weather Network.
We also curate, promote, produce and televise nationally-recognized iHeartRadio-branded live music events for our listeners and advertising partners, including the iHeartRadio Music Festival, the iHeartRadio Music Awards, the iHeartRadio Ultimate Pool Party, the iHeartRadio Jingle Ball Tour, the iHeartCountry Festival and the iHeartRadio Fiesta Latina.
Strategy
Our iHM strategy centers on delivering entertaining and informative content across multiple platforms, including radio broadcasting, online, mobile, digital and social media, podcasts, personalities and influencers, live events, syndication, music research services and independent media representation.  We strive to serve our listeners by providing the content they desire on the platform they prefer, while supporting advertisers, strategic partners, music labels and artists with a diverse platform of creative marketing opportunities designed to effectively reach and engage target audiences.  Our iHM strategy also focuses on improving the operations of our stations by providing valuable programming and promotions, as well as sharing best practices across our stations in marketing, distribution, sales and cost management.
Promote Broadcast Radio Media Spending.  Given the extensive reach and metrics of both the broadcast radio industry in general and iHM in particular, as well as our depth and breadth of relationships with both media agencies and national and local advertisers, we believe we can drive broadcast radio's share of total media spending by using our dedicated national sales team to highlight the value of broadcast radio relative to other media. We have made and continue to make significant investments in research and to enable our clients to better understand how our assets can successfully reach their target audiences and promote their advertising campaigns; broadened our national sales teams and initiatives to better develop, create and promote their advertising campaigns; invested in technology to enhance our platform and capabilities; and continue to seek opportunities to deploy both our free iHeartRadio digital radio service and our newly-launched on demand subscription services - iHeartRadio Plus and iHeartRadio All Access - across both existing and emerging devices and platforms. We are also working closely with advertisers, marketers and agencies to meet their needs through new products, events and services developed through optimization of our current portfolio of assets, as well as to develop tools to determine how effective broadcast radio is in reaching their desired audiences. Through its programmatic initiative, iHeartMedia has centralized all the inventory across all of its stations nationwide and can access them immediately and tie it directly to key data of advertising partners.
Promote Local and National Advertising.  We intend to grow our iHM businesses by continuing to develop effective highly-rated programming, creating new solutions for our advertisers and agencies, fostering key relationships with advertisers and improving our local and national sales teams. We intend to leverage our diverse collection of assets, our programming and creative strengths, and our consumer relationships to create live music events, such as one-of-a-kind local and national promotions that benefit our listeners and advertisers, and develop new, innovative programmatic and data-focused technologies and products to promote advertising.  We seek to maximize revenue by closely managing our advertising opportunities and pricing to compete effectively in local markets. We operate price and yield information systems, which provide detailed inventory information. These systems enable our station managers and sales directors to adjust commercial inventory and pricing based on local market demand, as well as to manage and monitor different commercial durations (60 second, 30 second, 15 second and five second) in order to provide more effective advertising for our customers at what we believe are optimal prices given market conditions.
Continue to Enhance the Listener Experience.  We intend to continue enhancing the listener experience by offering a wide variety of compelling content and methods of delivery.  We will continue to provide the content our listeners desire on their preferred platforms.  Our investments have created a collection of leading on-air talent. For example, Premiere offers 109 syndicated radio programs and services for more than 5,900 radio station affiliates across the United States, including popular programs featuring top talent such as Ryan Seacrest, Big Boy, Rush Limbaugh, Sean Hannity, Glenn Beck, Steve Harvey, Elvis Duran, Bobby Bones, Breakfast Club and Delilah. Our distribution capabilities allow us to attract top talent and more effectively utilize programming, sharing our best and most compelling content across both iHM's and other companies' radio stations.
Continue to Deliver Nationally-Recognized Live Events.  We intend to continue to deliver nationally-recognized live events to our listeners, such as the iHeartRadio Music Festival, the iHeartRadio Music Awards, the iHeartRadio Ultimate Pool Party, the iHeartRadio Jingle Ball Tour, the iHeartCountry Festival and the iHeartRadio Fiesta Latina, featuring some of the biggest names in the music industry.

Deliver Content via Multiple Distribution Technologies.  We continue to expand the choices for our listeners. We deliver music, news, talk, sports, traffic and other content using an array of distribution technologies, including broadcast radio, digital, HD radio channels, satellite radio, digitally via iHeartRadio.com and our stations' websites, through our two new iHeartRadio on demand subscription services - iHeartRadio Plus and iHeartRadio All Access and through our free iHeartRadio mobile application on smartphones and tablets, on gaming consoles, via in-home entertainment, in enhanced automotive platforms, as well as in-vehicle entertainment and navigation systems.  Some examples of our recent initiatives are as follows:

•
Streaming.   We provide streaming content via the Internet, mobile and other digital platforms. We rank among the top streaming networks in the U.S. with regards to Average Active Sessions (“AAS”), Session Starts (“SS”) and Average Time Spent Listening (“ATSL”).  AAS and SS measure the level of activity while ATSL measures the ability to keep the audience engaged.

•
Websites and Mobile Applications.  We have developed mobile and Internet applications such as the iHeartRadio smart phone and tablet applications and website as well as websites for our stations and personalities. These mobile and Internet applications allow listeners to use their smart phones, tablets or other digital devices to interact directly with stations, find titles/artists, request songs and create custom and personalized stations while providing an additional method for advertisers to reach consumers. As of December 31, 2016, our iHeartRadio mobile application has been downloaded more than 1.3 billion times (including updates). iHeartRadio provides a unique digital music experience by offering access to more than 2,200 broadcast and digital-only radio stations, plus user-created custom stations with broad social media integration and our on demand content from our premium talk partnerships and user generated talk shows.

•
On Demand. In January 2017 we announced the official release of our two new on demand subscription services, iHeartRadio Plus and iHeartRadio All Access - the first fully-differentiated streaming music services that use on demand functionality to make radio truly interactive. Both services provide the best of live radio combined with easy-to-use on demand functionality. iHeartRadio Plus transforms live and custom radio listening with the addition of replay and unlimited skip functionality, the ability to save songs directly to user playlists and search for songs from a library of millions of tracks; iHeartRadio All Access combines the interactive functionality of iHeartRadio Plus with a complete music collection and library linked seamlessly to the radio listening experience, with functionality including the ability to listen offline; build subscribers' personal music libraries; no playback cap; and the ability to delete and sequence their playlist experience as well as manage unlimited playlists.

Sources of Revenue
Our iHM segment generated 54%, 53%, and 50% of our revenue for the years ended December 31, 2016, 2015 and 2014, respectively.  The primary source of revenue in our iHM segment is the sale of advertising on our radio stations for local and national advertising.  Our iHeartRadio mobile application and website, our station websites, national live events and Total Traffic & Weather Network also provide additional means for our advertisers to reach consumers. We also generate revenues from network compensation, our online services, our traffic business, events and other miscellaneous transactions.  These other sources of revenue supplement our traditional advertising revenue without increasing on-air advertising time.
Our advertisers cover a wide range of categories, including consumer services, retailers, entertainment, health and beauty products, telecommunications, automotive, media and political.  Our contracts with our advertisers range from less than one-year to multi-year terms.
Each radio station’s local sales staff solicits advertising directly from local advertisers or indirectly through advertising agencies.  Our ability to produce content that respond to the specific needs of our advertisers helps to build local direct advertising relationships.  We utilize national sales teams to generate national advertising sales.  National sales representatives obtain advertising principally from advertising agencies located outside the station’s market and receive commissions based on advertising sold.
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

Radio Stations
As of December 31, 2016, we owned 855 radio stations, including 240 AM and 615 FM radio stations.  All of our radio stations are located in the United States. No one station is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.
Radio broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”).  As described in “Regulation of Our iHeartMedia Business” below, the FCC grants us licenses in order to operate our radio stations.  The following table provides the number of owned radio stations in the top 25 Nielsen-ranked markets within our iHM segment.

Nielsen		Number
Market		of
Rank(1)	Market	Stations
1	New York, NY	6
2	Los Angeles, CA	8
3	Chicago, IL	6
4	San Francisco, CA	5
5	Dallas-Ft. Worth, TX	6
6	Houston-Galveston, TX	6
7	Washington, DC	5
8	Atlanta, GA	7
9	Philadelphia, PA	6
10	Boston, MA	4
11	Miami-Ft. Lauderdale-Hollywood, FL	7
12	Detroit, MI	6
13	Seattle-Tacoma, WA	6
14	Phoenix, AZ	8
16	Minneapolis-St. Paul, MN	6
17	San Diego, CA	7
18	Denver-Boulder, CO	8
19	Tampa-St. Petersburg-Clearwater, FL	8
20	Nassau-Suffolk, NY	1
21	Baltimore, MD	4
22	St. Louis, MO	6
23	Portland, OR	7
24	Charlotte-Gastonia-Rock Hill, NC-SC	4
25	Riverside-San Bernardino, CA	6
	Total Top 25 Markets	142(2)

(1)	Source: Fall 2016 NielsenAudio Radio Market Rankings.

(2)	Our station in the Nassau-Suffolk, NY market is also represented in the New York, NY Nielsen market. Thus, the actual number of stations in the top 25 markets is 142.

Premiere Networks
We operate Premiere, a national radio network that produces, distributes or represents 109 syndicated radio programs and services for more than 5,900 radio station affiliates.  Our broad distribution capabilities enable us to attract and retain top programming talent. Some of our more popular syndicated programs feature top talent including Ryan Seacrest, Big Boy, Rush Limbaugh, Sean Hannity, Glenn Beck, Steve Harvey, Elvis Duran, Bobby Bones, Breakfast Club and Delilah.  We believe recruiting and retaining top talent is an important component of the success of our radio networks.

Total Traffic & Weather Network
Total Traffic & Weather Network delivers real-time local traffic flow and incident information along with weather updates to more than 1,900 radio stations and approximately 75 television affiliates, as well as through Internet and mobile partnerships, reaching over 210 million consumers each month. Total Traffic & Weather Network services more than 200 markets in the United States, Canada and Mexico. It operates the largest broadcast traffic navigation network in North America and has expanded its offerings to include news and sports content.
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
Americas Outdoor Advertising
We are one of the largest outdoor advertising companies in North America (based on revenues), which includes the United States, Canada and Latin America.  Approximately 90% of our revenue in our Americas outdoor advertising segment was derived from the United States in each of the years ended December 31, 2016, 2015 and 2014.  As of December 31, 2016, we own or operate approximately 99,000 display structures in our Americas outdoor segment with operations in 43 of the 50 largest markets in the United States, including all of the 20 largest markets.
In the first quarter of 2016, Americas outdoor sold nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for approximately $592.3 million in cash and certain advertising assets in Florida. During the first quarter of 2016, Americas outdoor also entered into an agreement to sell its Indianapolis, Indiana market in exchange for certain assets in Atlanta, Georgia, plus approximately $41.2 million in cash. The transaction closed in January 2017.
Our Americas outdoor assets consist of printed and digital billboards, street furniture and transit displays, airport displays and wallscapes and other spectaculars, which we own or operate under lease management agreements. Our Americas outdoor advertising business is focused on metropolitan areas with dense populations.
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
Promote Outdoor Media Spending.  Given the attractive industry fundamentals of outdoor media and our depth and breadth of relationships with both local and national advertisers, we believe we can drive outdoor advertising's share of total media spending by using our dedicated national sales team to highlight the value of outdoor advertising relative to other media.  We have made and continue to make significant investments in research tools that enable our clients to better understand how our displays can successfully reach their target audiences and promote their advertising campaigns. Also, we are working closely with clients, advertising agencies and other diversified media companies to develop more sophisticated systems that will provide improved audience metrics for outdoor advertising, including our new programmatic effort to sell digital billboard advertisements using automated advertisement sales technology to introduce ease and efficiency to the out-of-home ad sales process and enable better targeting of digital billboard advertising.
Continue to Deploy Digital Displays.  Our long-term strategy for our outdoor advertising businesses includes pursuing the technology of digital displays, including flat screens, LCDs and LEDs, as additions to traditional methods of displaying our clients’ advertisements. Digital outdoor advertising provides significant advantages over traditional outdoor media. Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously and rapidly change advertising copy on a large number of displays, allowing us to sell more advertising opportunities to advertisers. The ability to change copy by time of day and quickly change messaging based on advertisers’ needs creates additional flexibility for our customers. Although digital displays require more capital to construct compared to printed bulletins, the advantages of digital allow us to penetrate new accounts and categories of advertisers, as well as serve a broader set of needs for existing advertisers. Digital displays allow for high-frequency, 24-hour advertising changes in high-traffic locations and allow us to offer our clients optimal flexibility, distribution, circulation and visibility. We expect this trend to continue as we increase our quantity of digital inventory. As of December 31, 2016, we had deployed more than 1,100 digital billboards in 28 markets in the United States.
Sources of Revenue
Americas outdoor generated 20%, 22% and 21% of our revenue in 2016, 2015 and 2014, respectively.  Americas outdoor revenue is derived from the sale of advertising copy placed on our printed and digital displays.  Our display inventory consists primarily of billboards, street furniture displays and transit displays.  The margins on our billboard contracts, including those related to digital billboards, tend to be higher than those on contracts for other displays, due to their greater size, impact and location along major roadways that are highly trafficked.  Billboards comprise approximately two-thirds of our display revenues.  The following table shows the approximate percentage of revenue derived from each category for our Americas outdoor inventory:

	Year Ended December 31,
	2016	2015	2014
Billboards:
Bulletins	59%	58%	58%
Posters	10%	12%	12%
Street furniture displays	7%	6%	7%
Transit displays	16%	15%	16%
Spectaculars/wallscapes	4%	5%	3%
Other	4%	4%	4%
Total	100%	100%	100%
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

•
Bulletins.   Bulletins vary in size, with the most common size being 14 feet high by 48 feet wide.  Digital bulletins display static messages that resemble standard printed bulletins when viewed, but also allow advertisers to change messages throughout the course of a day, and may display advertisements for multiple customers.  Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously change advertising copy as needed.  Because of their greater size, impact, high-frequency and 24-hour advertising changes, we typically receive our highest rates for digital bulletins.  Almost all of the advertising copy displayed on printed bulletins is computer printed on vinyl and transported to the bulletin where it is secured to the display surface.  Bulletins generally are located along major expressways, primary commuting routes and main intersections that are highly visible and heavily trafficked.  Our clients may contract for individual bulletins or a network of bulletins, meaning the clients’ advertisements are rotated among bulletins to increase the reach of the campaign.  Our client contracts for bulletins, either printed or digital, generally have terms ranging from four weeks to one year.

•
Posters.   Printed posters are approximately 11 feet high by 23 feet wide, and the printed junior posters are approximately 5 feet high by 11 feet wide.  Digital posters are available in addition to the traditional poster-size and junior poster-size.  Similar to digital bulletins, digital posters display static messages that resemble standard printed posters when viewed, and are linked through centralized computer systems to instantaneously and simultaneously change messages throughout the course of a day.  Advertising copy for printed posters is digitally printed on a single piece of polyethylene material that is then transported and secured to the poster surfaces.  Advertising copy for printed junior posters is printed using silk screen, lithographic or digital process to transfer the designs onto paper that is then transported and secured to the poster surfaces.  Posters generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater demographic targeting than those displayed on bulletins.  Our poster rates typically are less than our bulletin rates, and our client contracts for posters generally have terms ranging from four weeks to one year.  Premiere displays, which consist of premiere panels and squares, are innovative hybrids between bulletins and posters that we developed to provide our clients with an alternative for their targeted marketing campaigns.  The premiere displays use one or more poster panels, but with vinyl advertising stretched over the panels similar to bulletins.  Our intent is to combine the creative impact of bulletins with the additional reach and frequency of posters.
Street Furniture Displays
Our street furniture displays include advertising surfaces on bus shelters, information kiosks, freestanding units and other public structures, and are available in both printed and digital formats, primarily located in major metropolitan areas and along major commuting routes.  Generally, we are responsible for the construction and maintenance of street furniture structures.  Contracts for the right to place our street furniture displays in the public domain and sell advertising space on them are awarded by municipal and transit authorities in competitive bidding processes governed by local law.  Generally, these contracts have terms ranging from 10 to 20 years.  As compensation for the right to sell advertising space on our street furniture structures, we pay the municipality or transit authority a fee or revenue share that is either a fixed amount or a percentage of the revenue derived from the street furniture displays.  Typically, these revenue sharing arrangements include payments by us of minimum guaranteed amounts.  Client contracts for street furniture displays typically have terms ranging from four weeks to one year, and are typically for network packages of multiple street furniture displays.
Transit Displays
Our transit displays are advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams, and within the common areas of rail stations and airports, and are available in both printed and digital formats.  Similar to street furniture, contracts for the right to place our displays on such vehicles or within such transit systems and to sell advertising space on them generally are awarded by public transit authorities in competitive bidding processes or are negotiated with private transit operators.  Generally, these contracts have terms ranging from five to ten years.  Our client contracts for transit displays generally have terms ranging from four weeks to one year.
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
Advertising Inventory and Markets
As of December 31, 2016, we owned or operated approximately 99,000 display structures in our Americas outdoor advertising segment with operations in 43 of the 50 largest markets in the United States, including all of the 20 largest markets.  Therefore, no one property is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.
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
Construction and Operation
We typically own the physical structures on which our clients’ advertising copy is displayed.  We manage the construction of our structures centrally and erect them on sites we either lease or own or for which we have acquired permanent easements.  The site lease terms generally range from one to 20 years.  In addition to the site lease, we must obtain a permit to build the sign.  Permits are typically issued in perpetuity by the state or local government and typically are transferable or renewable for a minimal, or no, fee.  Printed bulletin and poster advertising copy is either printed with computer generated graphics on a single sheet of vinyl or placed on lithographed or silk-screened paper sheets supplied by the advertiser.  These advertisements are then transported to the site and in the case of vinyl, wrapped around the face of the site, and in the case of paper, pasted and applied like wallpaper to the site.  The operational process also includes conducting visual inspections of the inventory for display defects and taking the necessary corrective action within a reasonable period of time.
Client Categories
In 2016, the top five client categories in our Americas outdoor segment were business services, automotive, technology, beverage and travel.
Competition
The outdoor advertising industry in the Americas is fragmented, consisting of several large companies involved in outdoor advertising, such as OUTFRONT Media Inc. and Lamar Advertising Company, as well as numerous smaller and local companies operating a limited number of displays in a single market or a few local markets.  We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, mobile, social media, online and other forms of advertisement.  Outdoor advertising companies compete primarily based on ability to reach consumers, which is driven by location of the display.
International Outdoor Advertising
Our International outdoor business segment includes our operations in Europe and Asia, with approximately 34%, 34% and 35% of our revenue in this segment derived from France and the United Kingdom for the years ended December 31, 2016, 2015 and 2014.  As of December 31, 2016, we owned or operated more than 490,000 displays across 19 countries.
During the second quarter of 2016, International outdoor sold its business in Turkey for cash proceeds of $0.5 million.
During the fourth quarter of 2016, International outdoor sold its business in Australia for cash proceeds of $195.7 million, net of cash retained by the purchaser and closing costs.
Our International outdoor assets consist of street furniture and transit displays, billboards, mall displays, SmartBike programs and other spectaculars, which we own or operate under lease agreements. Our International business is focused on densely-populated metropolitan areas.
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
Differentiate on Sales and Marketing. For over five years, we have spent time and resources building commercial capabilities through a company wide sales force effectiveness program and an upgrade in our sales and marketing talent. These capabilities allow us to build and nurture relationships with our clients and their agencies as well as to offer packages and products that meet our clients’ advertising needs. Going forward, particular areas of focus include pricing, packaging and programmatic selling. Our new proprietary programmatic platform enables marketers to buy digital out of home inventory in audience-based packages, giving them the unique ability to manage their campaigns on a self-service basis.

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
Continue to Deploy Digital Display Networks.  Our digital outdoor displays are a dynamic medium, which enables our customers to engage in real-time, tactical, topical and flexible advertising. We will continue our focused and dedicated digital strategy and remain committed to the development of digital out-of-home communication solutions. Through our digital brand, Clear Channel Play, we are able to offer networks of digital displays in multiple formats and multiple environments including bus shelters, billboards, airports, transit, malls and flagship locations. Part of our long-term strategy is to pursue the diversification of our product offering by introducing novel technologies, such as beacons, small cells, wayfinding stations and provision of wifi in our street furniture network, as additions to traditional methods of displaying our clients’ advertisements. We are currently installing these technologies in a number of our markets. We seek to achieve greater consumer engagement and flexibility by delivering powerful, flexible and interactive campaigns that open up new possibilities for advertisers to engage with their target audiences.  We had more than 9,600 digital displays in 15 countries across Europe and Asia as of December 31, 2016.
Sources of Revenue
Our International outdoor segment generated 23%, 23% and 26% of our revenue in 2016, 2015 and 2014, respectively.  Our International outdoor display inventory consists primarily of street furniture displays, billboards, transit displays and other out-of-home advertising displays. The following table shows the approximate percentage of revenue derived from each inventory category of our International outdoor segment:

	Year Ended December 31,
	2016	2015	2014
Street furniture displays	52%	52%	50%
Billboards	17%	19%	20%
Transit displays	10%	9%	10%
Other (1)	21%	20%	20%
Total	100%	100%	100%

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
Street Furniture Displays
Our International street furniture displays, available in printed and digital formats, are substantially similar to their Americas street furniture counterparts, and include bus shelters, freestanding units, various types of kiosks, benches and other public structures.  Internationally, contracts with municipal and transit authorities for the right to place our street furniture in the public domain and sell advertising on such street furniture typically provide for terms ranging up to 15 years. The major difference between our International and Americas street furniture businesses is in the nature of the municipal contracts.  In our International outdoor business, these contracts typically require us to provide the municipality with a broader range of metropolitan amenities such as bus shelters with or without advertising panels, information kiosks and public wastebaskets, as well as space for the municipality to display maps or other public information.  In exchange for providing such metropolitan amenities and display space, we are authorized to sell advertising space on certain sections of the structures we erect in the public domain.  Our International street furniture is typically sold to clients as network packages of multiple street furniture displays, with contract terms ranging from one to two weeks.  Client contracts are also available for longer terms.
Billboards
The sizes of our International billboards are not standardized.  The billboards vary in both format and size across our networks, with the majority of our International billboards being similar in size to our posters used in our Americas outdoor business.
Our billboard inventory is primarily comprised of premium billboards and classic billboards and is available in printed and digital formats.

•
Premium. Digital premium billboards typically display static messages that resemble standard printed billboards when viewed, but also allow advertisers to change messages throughout the course of a day, and may display advertisements for multiple customers. Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously change advertising copy as needed. Because of their greater size, impact, high frequency and 24-hour advertising changes, digital premium billboards typically deliver our highest rates. Almost all of the advertising copy displayed on printed premium billboards is digitally-printed and transported to the billboard where it is secured to the display surface. Premium billboards generally are located along major expressways, primary commuting routes and main intersections that are highly visible and heavily trafficked. Our clients may contract for individual billboards or a network of billboards.

•
Classic. Digital and printed classic billboards are available in a variety of formats across our markets. Similar to digital premium billboards, classic digital billboards typically display static messages that resemble standard printed posters when viewed, and are linked through centralized computer systems to instantaneously and simultaneously change messages throughout the course of a day. Advertising copy for printed classic billboards is digitally printed then transported and secured to the poster surfaces. Classic billboards generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater demographic targeting than those displayed on premium billboards. Classic billboards typically deliver lower rates than our premium billboards. Our intent is to combine the creative impact of premium billboards with the additional reach and frequency of classic billboards.

Our billboards are primarily sold to clients as network packages with contract terms typically ranging from one to two weeks. Long-term client contracts are also available and typically have terms of up to one year. We lease the majority of our billboard sites from private landowners, usually for one to ten years.
Retail Displays
Our retail displays are mainly standalone advertising structures in or in close proximity to retail outlets such as malls and supermarkets. The right to place our displays in these locations and to sell advertising space on them generally is awarded by retail outlet operators such as large retailers or mall operators either through private tenders or bilateral negotiations. Upfront investment and ongoing maintenance costs vary across contracts. Contracts with mall operators and retailers have terms ranging from three to ten years. Our client contracts for retail displays, either printed or digital, generally have terms ranging from one week to two weeks.
Transit Displays
Our International transit display contracts are substantially similar to their Americas transit display counterparts.  They are advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams and within the common areas of rail stations and airports, and are available in both printed and digital formats. Similar to street furniture, contracts for the right to place our displays on such vehicles or within such transit systems and to sell advertising space on them generally are awarded by public transit authorities in competitive bidding processes or are negotiated with private transit operators. Our transit display contracts often require us to make only a minimal initial investment and few ongoing maintenance expenditures. Contracts with public transit authorities or private transit operators typically have terms ranging from two to five years. Our client contracts for transit displays, either printed or digital, generally have terms ranging from one week to one year, or longer.
Other International Displays and Services
The balance of our revenue from our International outdoor segment consists primarily of advertising revenue from other small displays and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services and production and creative services revenue.  Our International inventory includes other small displays that are counted as separate displays since they form a substantial part of our network and International outdoor advertising revenue.  We also have a SmartBike bicycle rental program which provides bicycles for rent to the general public in several municipalities.  In exchange for operating these bike rental programs, we generally derive revenue from advertising rights to the bikes, bike stations, additional street furniture displays, and/or a share of rental income from the local municipalities.  In several of our International markets, we sell equipment or provide cleaning and maintenance services as part of street furniture contracts with municipalities.
Advertising Inventory and Markets
As of December 31, 2016, we owned or operated more than 490,000 displays in our International outdoor segment, with operations across 19 countries.  Our International outdoor display count includes display faces, which may include multiple faces on a single structure, as well as small, individual displays.  As a result, our International outdoor display count is not comparable to our Americas outdoor display count, which includes only unique displays.  No one property is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.
Production
The majority of our International clients are advertisers targeting national or regional audiences whose business generally is placed with us through media or advertising agencies. These agencies often provide to our International clients creative services to design and produce the advertising copy, which is delivered to us either in digital format or in the traditional format of physical printed advertisements. For digital advertising campaigns, the digital advertisement is received by our content management system and is then distributed to our digital displays. For traditional advertising campaigns, the printed advertisement - whether in paper or vinyl - is shipped to centralized warehouses operated by us. The copy is then sorted and delivered to sites where it is installed on our displays.
Construction and Operation
The International manufacturing process largely consists of two elements: the manufacture and installation of advertising structures and the weekly preparation of advertising posters for distribution throughout our networks. We outsource the manufacturing of advertising structures to third parties and regularly seek competitive bids. We use a wide range of suppliers located in many of our markets, although much of our inventory is manufactured in China and Turkey. The design of street furniture structures (such as bus shelters, bicycle racks and kiosks) is typically done in conjunction with a third party design or architectural firm and followed by a competitive bidding process to select a manufacturer. Our street furniture sites are posted by our own employees or subcontractors who also clean and maintain the sites. The decision to use our own employees or subcontractors is made on a market-by-market basis taking into consideration the mix of products in the market and local labor costs.
Client Categories
In 2016, the top five client categories in our International segment, based on International revenue derived from these categories, were retail, entertainment, telecommunications, food and food products, and automotive, accessories and equipment.
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
Our business requires us to obtain and renew contracts with municipalities and other governmental entities, which frequently require us to participate in competitive bidding processes at each renewal. Many of these contracts typically have terms ranging up to 15 years and have revenue share, capital expenditure requirements and/or fixed payment components. Competitive bidding processes are complex and sometimes lengthy.  Substantial costs may be incurred in connection with preparing bids for such processes. Our competitors, individually or through relationships with third parties, may be able to provide municipalities with different or greater capabilities or prices or benefits than we can provide. In the past we have not, and most likely in the future will not, be awarded all of the contracts on which we bid. There can be no assurance that we will win any particular bid, or that we will be able to replace any revenues lost upon expiration or completion of a contract. Our inability to renew existing contracts can also result in significant expenses from the removal of our displays. Furthermore, if and when we do obtain a contract, we are generally required to incur significant start-up expenses. The costs of bidding on contracts and the start-up costs associated with new contracts we may obtain may significantly reduce our cash flow and liquidity. The success of our business also depends generally on our ability to obtain and renew contracts with private landlords.

Other
Our Other category includes our media representation firm, Katz Media, as well as other general support services and initiatives that are ancillary to our other businesses.
Katz Media, a leading media representation firm in the U.S. for radio and television stations, sells national spot advertising time for clients in the radio and television industries.  As of December 31, 2016, Katz Media represented more than 3,000 radio stations.  Katz Media also represents more than 800 television and digital multicast stations throughout the United States.
Katz Media generates revenue primarily through contractual commissions realized from the sale of national spot and online advertising.  National spot advertising is commercial airtime sold to advertisers on behalf of radio and television stations.  Katz Media represents its media clients pursuant to media representation contracts, which typically have terms of up to ten years in length.
Employees
As of December 31, 2016, we had approximately 14,300 domestic employees and approximately 4,400 international employees, of which approximately 17,200 were in direct operations and 1,500 were in administrative or corporate related activities.  Approximately 800 of our employees are subject to collective bargaining agreements in their respective countries. We are a party to numerous collective bargaining agreements, none of which represent a significant number of employees.  We believe that our relationship with our union and non-union employees is good.
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
Debt instruments, non-voting corporate stock, minority voting stock interests in corporations having a single majority stockholder, and properly insulated limited partnership and limited liability company interests generally are not subject to attribution unless such interests implicate the EDP Rule.  To the best of our knowledge at present, none of our officers, directors or 5% or greater stockholders holds an interest in another television station, radio station or daily newspaper that is inconsistent with the FCC’s ownership rules.
The FCC is required to conduct periodic reviews of its media ownership rules.  In 2003, the FCC, among other actions, modified the radio ownership rules and adopted new cross-media ownership limits.  The U.S. Court of Appeals for the Third Circuit initially stayed implementation of the new rules.  Later, it lifted the stay as to the radio ownership rules, allowing the modified rules to go into effect.  It retained the stay on the cross-media ownership limits and remanded them to the FCC for further justification (leaving in effect separate pre-existing FCC rules governing newspaper-broadcast and radio-television cross-ownership).  In 2007, the FCC adopted a decision that revised the newspaper-broadcast cross-ownership rule but made no changes to the radio ownership or radio-television cross-ownership rules.  In 2011, the U.S. Court of Appeals for the Third Circuit vacated the FCC’s revisions to the newspaper-broadcast cross-ownership rule and otherwise upheld the FCC’s decision to retain the current radio ownership and radio-television cross-ownership rules.  The U.S. Supreme Court denied review of the Third Circuit’s decision.  The FCC began a periodic review of its media ownership rules in 2010 and issued a notice of proposed rulemaking, but did not complete the proceeding.  In August 2016, the FCC concluded its 2010 and 2014 quadrennial reviews with a decision retaining the local radio ownership rules, the radio-television cross-ownership rule and the prohibition on newspaper-broadcast ownership without significant change. That decision is subject to pending petitions for reconsideration and court appeals. We cannot predict the outcome of the FCC’s media ownership proceedings or their effects on our business in the future.
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

Alien Ownership Restrictions
The Communications Act restricts foreign entities or individuals from owning or voting more than 20% of the equity of a broadcast licensee directly.  It also restricts foreign entities or individuals from owning or voting more than 25% of a licensee’s equity indirectly (i.e., through a parent company), unless the FCC has made a finding that greater indirect foreign ownership is in the public interest. Since we serve as a holding company for FCC licensee subsidiaries, we are effectively restricted from having more than one-fourth of our stock owned or voted directly or indirectly by foreign entities or individuals.  In November 2013, the FCC clarified that it would entertain and authorize, on a case-by-case basis and upon a sufficient public interest showing, proposals to exceed the 25% foreign ownership limit in broadcasting holding companies.  In September 2016, the FCC adopted rules to simplify and streamline the process for requesting authority to exceed the 25% indirect foreign ownership limit and reformed the methodology that publicly-traded broadcasters may use to assess their compliance with the foreign ownership restrictions.
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
Technical Rules
Numerous FCC rules govern the technical operating parameters of radio stations, including permissible operating frequency, power and antenna height and interference protections between stations.  Changes to these rules could negatively affect the operation of our stations.  For example, in January 2011 a law was enacted that eliminates certain minimum distance separation requirements between full-power and low-power FM radio stations.  In March 2011, the FCC adopted policies which, in certain circumstances, could make it more difficult for radio stations to relocate to increase their population coverage.  In October 2015, the FCC proposed rules which could reduce the degree of interference protection afforded to certain of our AM radio stations that serve wide areas.
Content, Licenses and Royalties
We must pay royalties to copyright owners of musical compositions (typically, songwriters and publishers) whenever we broadcast or stream musical compositions.  Copyright owners of musical compositions most often rely on intermediaries known as performing rights organizations (“PROs”) to negotiate licenses with copyright users for the public performance of their compositions, collect royalties under such licenses and distribute them to copyright owners. We have obtained public performance licenses from, and pay license fees to, the three major PROs in the United States, which are the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”).  There is no guarantee that a given songwriter or publisher will remain associated with ASCAP, BMI or SESAC or that additional PROs will not emerge.  In 2013, a new PRO was formed named Global Music Rights (“GMR”).  Irving Azoff, one of our directors, is the Chairman and Chief Executive Officer of Azoff MSG Entertainment LLC, which owns 85% of GMR.  GMR has secured the rights to certain high-value copyrights and is seeking to negotiate individual licensing agreements with radio stations for songs in its repertoire. GMR and the Radio Music License Committee, Inc. ("RMLC"), which negotiates music licensing fees with PROs on behalf of many U.S. radio stations, have instituted antitrust litigation against one another. Additionally, the U.S. Department of Justice ("DOJ") and a federal court have recently disagreed on the issue of whether the DOJ's consent decrees with major PROs require full-work licensing.  The withdrawal of a significant number of musical composition copyright owners from the three established PROs, and/or the emergence of one or more additional PROs, the outcome of the GMR/RMLC litigation; and the outcome of the full-work licensing issue could impact, and in some circumstances increase, our royalty rates and negotiation costs.
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
The rates at which we pay royalties to copyright owners are privately negotiated or set pursuant to a regulatory process.  In addition, we have business arrangements directly with some copyright owners to receive deliveries of and, in some cases, to directly license their sound recordings for use in our Internet operations.  There is no guarantee that the licenses and associated royalty rates that currently are available to us will be available to us in the future.  Congress may consider and adopt legislation that would require us to pay royalties to sound recording copyright owners for broadcasting those recordings on our terrestrial radio stations. In addition, the CRB recently issued a final determination establishing copyright royalty rates for the public performance and ephemeral reproduction of sound recordings by various noninteractive webcasters, including radio broadcasters that simulcast their terrestrial programming online, to apply to the period January 1, 2016-December 31, 2020 under the so-called webcasting statutory license.  The rates set by the CRB represent a decrease from the 2015 CRB rates applicable to broadcasters and other webcasters, but the determination has been appealed. Increased royalty rates could significantly increase our expenses, which could adversely affect our business.  Additionally, there are conditions applicable to the webcasting statutory license. Some, but not all, record companies have agreed to waive or provide limited relief from certain of these conditions under certain circumstances.  Some of these conditions may be inconsistent with customary radio broadcasting practices.
Privacy and Data Protection
We collect certain types of information from users of our technology platforms, including, without limitation, our websites, web pages, interactive features, applications, social media pages, and mobile application (“Platforms”), in accordance with the privacy policies and terms of use posted on the applicable Platform.  We collect personally identifiable information directly from Platform users in several ways, including when a user purchases our products or services, registers to use our services, fills out a listener profile, posts comments, uses our social networking features, participates in polls and contests and signs up to receive email newsletters.  We also may obtain information about our listeners from other listeners and third parties.  We use the information we collect about and from Platform users for a variety of business purposes.
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
We have implemented commercially reasonable physical and electronic security measures that are designed to protect against the loss, misuse, and alteration of our listeners’ personally identifiable information and to protect our proprietary business information.  Despite our best efforts, no security measures are perfect or impenetrable.  Any failure or perceived failure by us to protect our information or information about our listeners or to comply with our policies or applicable regulatory requirements could result in damage to our business and loss of confidence in us, damage to our brands, the loss of listeners, consumers, business partners and advertisers, as well as proceedings against us by governmental authorities or others, which could harm our business.
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
ITEM 1A.  RISK FACTORS
Risks Related to Our Business
To service our debt obligations and to fund our operations and our capital expenditures, we require a significant amount of cash to meet our needs, which depends on many factors beyond our control
Our ability to service our debt obligations and to fund our operations and our capital expenditures requires a significant amount of cash.  Our primary sources of liquidity are cash on hand, cash flow from operations and borrowing capacity under iHeartCommunications' receivables based credit facility, subject to certain limitations contained in iHeartCommunications' material financing agreements, to help meet our liquidity needs.  As of December 31, 2016, we had $845.0 million of cash on our balance sheet.  As of December 31, 2016, we had a borrowing base of $480.4 million under iHeartCommunications' receivables based credit facility, had $330.0 million of outstanding borrowings and $36.8 million of outstanding letters of credit, resulting in $113.6 million of excess availability.  However, any incremental borrowings under iHeartCommunications' receivables based credit facility may be further limited by the terms contained in iHeartCommunications' material financing agreements.  Due to the seasonal variations in our business, we made a repayment of $25.0 million on January 31, 2017, and we expect our borrowing base and excess availability to decrease in the first quarter of 2017. As a result, we may be required to repay a portion of our outstanding borrowings under this facility during the first quarter of 2017.
During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures.  We adopted this standard for the year ended December 31, 2016. Under this standard, we are required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern within 12 months after our financial statements were issued (February 23, 2017). Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due before February 23, 2018. Our forecasted future cash flows indicates that such cash flows would not be sufficient for us to meet our obligations, including payment of the outstanding balance on our receivables based credit facility, which has a maturity of December 24, 2017, as they become due in the ordinary course of business for 12 months following February 23, 2017. We plan to refinance or extend the receivables based credit facility to a date at least 12 months after February 23, 2017 with terms similar to the facility's current terms. We believe the refinancing or extension of the maturity of the receivables based credit facility is probable of being executed as we have successfully extended the maturity date of this receivables based credit facility in the past and the facility has a first-priority lien on the accounts receivable of iHeartCommunications and certain of its subsidiaries. Our plan to refinance or extend the due date of the receivables based credit facility, combined with current funds and expected future cash flows, are considered to be sufficient to enable the Company to meet its obligations as they become due in the ordinary course of business for a period of 12 months following the date these financial statements are issued. While we currently plan to refinance or extend the maturity of the receivables based credit facility and have begun discussing such refinancing or extension with our receivables based credit facility lenders, there is no assurance that the receivables based credit facility will be refinanced or extended in a timely manner, in amounts that are sufficient to meet the Company's obligations as they become due, or on terms acceptable to us, or at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Anticipated Cash Requirements.” Our ability to meet our obligations as they become due in the ordinary course of business for the next 12 months will depend on our ability to achieve forecasted results and our ability to refinance or extend the maturity of our receivables based credit facility. In 2016, we drew a net aggregate of $100.0 million under our receivables based credit facility to fund working capital needs, capital expenditures and interest payment obligations, and, since the beginning of 2016, we completed several transactions as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Anticipated Cash Requirements.” These transactions improved our liquidity position in the short term, but our annual cash interest payment obligations increased as a result. We anticipate paying cash interest of approximately $1.7 billion during 2017.  If we are unable to continue to obtain sources of refinancing or generate sufficient cash through our operations and liquidity-generating transactions, or if we are unable to refinance or extend the maturity of our receivables based credit facility, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition and on our ability to meet iHeartCommunications' obligations.
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
Alternative media platforms and technologies may continue to increase competition with our broadcasting operations
Our terrestrial radio broadcasting operations face increasing competition from alternative media platforms and technologies, such as broadband wireless, satellite radio, audio broadcasting by cable television systems and Internet-based streaming music services, as well as consumer products, such as portable digital audio players and other mobile devices, smart phones and tablets, gaming consoles, in-home entertainment and enhanced automotive platforms. These technologies and alternative media platforms, including those used by us, compete with our broadcast radio stations for audience share and advertising revenues.  We are unable to predict the effect that such technologies and related services and products will have on our broadcasting operations.  The capital expenditures necessary to implement these or other technologies could be substantial and we cannot assure you that we will continue to have the resources to acquire new technologies or to introduce new services to compete with other new technologies or services, or that our investments in new technologies or services will provide the desired returns.  Other companies employing new technologies or services could more successfully implement such new technologies or services or otherwise increase competition with our businesses.
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

•
our inability to successfully adopt or our being late in adopting technological changes and innovations that offer more attractive advertising or listening alternatives than what we offer, which could result in a loss of advertising customers or lower advertising rates, which could have a material adverse effect on our operating results and financial performance;

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
In addition, on June 23, 2016, the United Kingdom (the "U.K.") held a referendum in which voters approved an exit of the U.K. from the European Union (the "E.U."), commonly referred to as "Brexit". International outdoor is currently headquartered in the U.K. and transacts business in many key European markets. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.'s withdrawal from the E.U. It is unclear how these negotiations will impact the economies of the U.K., the E.U. and other countries. This uncertainty may cause our customers to closely monitor their costs and reduce the amount they spend on advertising. In addition, the announcement of Brexit caused the British pound's currency rate to weaken against the U.S. dollar. Any of these or similar effects of Brexit could adversely impact our business, operating results, cash flows and financial condition.
The success of our street furniture and transit products businesses is dependent on our obtaining key municipal concessions, which we may not be able to obtain on favorable terms
Our street furniture and transit products businesses require us to obtain and renew contracts with municipalities and transit authorities. Many of these contracts, which require us to participate in competitive bidding processes at each renewal, typically have terms ranging up to 15 years and have revenue share, capital expenditure requirements and/or fixed payment components. Competitive bidding processes are complex and sometimes lengthy and substantial costs may be incurred in connection with preparing bids.
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
Future dispositions, acquisitions and other strategic transactions could pose risks
We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue strategic dispositions of certain businesses as well as acquisitions. These dispositions or acquisitions could be material. Our strategy involves numerous risks, including:

•	our dispositions may negatively impact revenues from our national, regional and other sales networks;

•
our dispositions may make it difficult to generate cash flows from operations sufficient to meet our anticipated cash requirements, including our and Clear Channel Outdoor Holdings, Inc.'s ("CCOH") debt service requirements;

•	our acquisitions may prove unprofitable and fail to generate anticipated cash flows:

•	to successfully manage our large portfolio of iHeartMedia, outdoor advertising and other businesses, we may need to:

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
Dispositions and acquisitions of media and entertainment businesses and outdoor advertising businesses may require antitrust review by U.S. federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. We can give no assurances that the DOJ, the FTC or foreign antitrust agencies will not seek to bar us from disposing of or acquiring media and entertainment businesses or outdoor advertising businesses or impose stringent undertaking on our business as a condition to the completion of an acquisition in any market where we already have a significant position. Further, radio acquisitions are subject to FCC approval.  Such transactions must comply with the Communications Act and FCC regulatory requirements and policies, including with respect to the number of broadcast facilities in which a person or entity may have an ownership or attributable interest in a given local market and the level of interest that may be held by a foreign individual or entity.  The FCC's media ownership rules remain subject to ongoing agency and court proceedings.  Future changes could restrict our ability to dispose of or acquire new radio assets or businesses.
Extensive current government regulation, and future regulation, may limit our radio broadcasting and other iHeartMedia operations or adversely affect our business and financial results
Congress and several federal agencies, including the FCC, extensively regulate the domestic radio industry.  For example, the FCC could impact our profitability by imposing large fines on us if, in response to pending or future complaints, it finds that we broadcast indecent programming or committed other violations of FCC regulations.  We could face significant fines, for instance, as a result of pending FCC investigations into the allegedly inappropriate broadcast of emergency alert signals by several of our stations.  Additionally, we cannot be sure that the FCC will approve renewal of the licenses we must have in order to operate our stations.  Nor can we be assured that our licenses will be renewed without conditions and for a full term.  The non-renewal, or conditioned renewal, of a substantial number of our FCC licenses could have a materially adverse impact on our operations.  Furthermore, possible changes in interference protections, spectrum allocations and other technical rules may negatively affect the operation of our stations.  For example, in January 2011, a law was enacted that eliminates certain minimum distance separation requirements between full-power and low-power FM radio stations.  In March 2011, the FCC adopted policies which, in certain circumstances, could make it more difficult for radio stations to relocate to increase their population coverage.  In October 2015, the FCC proposed rules, which could reduce the degree of interference protection afforded to certain of our AM radio stations that serve wide areas.  In addition, Congress, the FCC and other regulatory agencies have considered, and may in the future consider and adopt, new laws, regulations and policies that could, directly or indirectly, have an adverse effect on our business operations and financial performance.  For example, Congress may consider and adopt legislation that would impose an obligation upon all U.S. broadcasters to pay performing artists a royalty for the on-air broadcast of their sound recordings (this would be in addition to payments already made by broadcasters to owners of musical work rights, such as songwriters, composers and publishers).  Moreover, it is possible that our license fees and negotiating costs associated with obtaining rights to use musical compositions and sound recordings in our programming content could sharply increase as a result of private negotiations, one or more regulatory rate-setting processes, or administrative and court decisions. The CRB recently issued a final determination establishing copyright royalty rates for the public performance and ephemeral reproduction of sound recordings by various noninteractive webcasters, including radio broadcasters that simulcast their terrestrial programming online, to apply to the period from January 1, 2016 to December 31, 2020 under the webcasting statutory license.  The rates set by the CRB represent a decrease from the 2015 CRB rates applicable to broadcasters and other webcasters, but the determination has been appealed.  Increased royalty rates could significantly increase our expenses, which could adversely affect our business.  Additionally, there are conditions applicable to the webcasting statutory license. Some, but not all, record companies have agreed to waive or provide limited relief from certain of these conditions under certain circumstances.  Some of these conditions may be inconsistent with customary radio broadcasting practices. Finally, various regulatory matters relating to our iHeartMedia business are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or its impact on our business.
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
If our security measures are breached, we could lose valuable information, suffer disruptions to our business, and incur expenses and liabilities including damages to our relationships with listeners, consumers, business partners and advertisers
Although we have implemented physical and electronic security measures that are designed to protect against the loss, misuse and alteration of our websites, digital assets and proprietary business information as well as listener, consumer, business partner and advertiser personally identifiable information, no security measures are perfect and impenetrable and we may be unable to anticipate or prevent unauthorized access.  A security breach could occur due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions.  If an actual or perceived breach of our security occurs, we could lose competitively sensitive business information or suffer disruptions to our business operations, information processes or internal controls.  In addition, the public perception of the effectiveness of our security measures or services could be harmed, we could lose listeners, consumers, business partners and advertisers.  In the event of a security breach, we could suffer financial exposure in connection with penalties, remediation efforts, investigations and legal proceedings and changes in our security and system protection measures.  Currently, not all of our systems are fully compliant with PCI-DSS standards and, as a result, we may face additional liability in the event of a security breach involving payment card information.
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
We generate a portion of our revenues in currencies other than U.S. dollars. Changes in economic or political conditions, including Brexit, in any of the foreign countries in which we operate could result in exchange rate movement, new currency or exchange controls or other currency restrictions being imposed. Because we receive a portion of our revenues in currencies from the countries in which we operate, exchange rate fluctuations in any such currency could have an adverse effect on our profitability. A portion of our cash flows are generated in foreign currencies and translated to U.S. dollars for reporting purposes, and certain of the indebtedness held by our international subsidiaries is denominated in U.S. dollars, and, therefore, significant changes in the value of such foreign currencies relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on our indebtedness.
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
Our International operations involve contracts with, and regulation by, foreign governments.  We operate in many parts of the world that experience corruption to some degree.  Although we have policies and procedures in place that are designed to promote legal and regulatory compliance (including with respect to the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act), our employees, subcontractors and agents could take actions that violate applicable anticorruption laws or regulations.  Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations.
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
In addition, affiliates of Bain Capital and THL are lenders under iHeartCommunications' term loan credit facilities and holders of iHeartCommunications' priority guarantee notes due 2019.  It is possible that their interests in some circumstances may conflict with our interests.
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

Risks Related to Our Indebtedness
The substantial amount of indebtedness of our subsidiary, iHeartCommunications, and its subsidiaries, may adversely affect our liquidity, our cash flows and our ability to operate our business and make us more vulnerable to changes in the economy or our industry
We have a substantial amount of indebtedness. At December 31, 2016, we had $20.4 billion of total indebtedness outstanding, including: (1) $5.0 billion aggregate principal amount outstanding under iHeartCommunications' term loan D credit facility, which matures in January 2019 and $1.3 billion aggregate principal amount outstanding under iHeartCommunications' term loan E credit facility, which matures in July 2019; (2) $330.0 million aggregate principal amount outstanding under iHeartCommunications' receivables based credit facility, which matures in December 2017; (3) $2.0 billion aggregate principal amount outstanding of iHeartCommunications' 9.0% priority guarantee notes due 2019, which mature in December 2019; (4) $1.7 billion aggregate principal amount outstanding of iHeartCommunications' 9.0% priority guarantee notes due 2021, net of $25.3 million of unamortized discounts, which mature in March 2021; (5) $575.0 million aggregate principal amount outstanding of iHeartCommunications' 11.25% priority guarantee notes due 2021, which mature in March 2021; (6) $1.0 billion aggregate principal amount outstanding of iHeartCommunications' 9.0% priority guarantee notes due 2022, net of $2.0 million of unamortized premiums, which mature in September 2022; (7) $950.0 million aggregate principal amount outstanding of iHeartCommunications' 10.625% priority guarantee notes due 2023, which mature in March 2023; (8) $21.0 million aggregate principal amount of other secured debt; (9) $1.7 billion aggregate principal amount outstanding of iHeartCommunications' 14.0% senior notes due 2021, net of $12.0 million of unamortized discounts and net of $440.6 million held by a subsidiary of iHeartCommunications, which mature in February 2021; (10) $350.1 million aggregate principal amount outstanding of iHeartCommunications' Legacy Notes, which mature in June 2018 and October 2027, net of unamortized purchase accounting discounts of $124.9 million and net of $57.1 million of 5.5% senior notes due 2016, which matured in December 2016, but were not repaid and continue to be outstanding and are held by a subsidiary of iHeartCommunications and are eliminated in consolidation for accounting purposes; (11) $347.0 million aggregate principal amount outstanding of iHeartCommunications' 10.0% senior notes due 2018, net of $503.0 million held by certain subsidiaries of iHeartCommunications, which mature in January 2018; (12) $2.7 billion aggregate principal amount outstanding of subsidiary senior notes, net of unamortized discounts of $4.9 million, which mature in November 2022; (13) $2.2 billion aggregate principal amount outstanding of subsidiary senior subordinated notes, which mature in March 2020; (14) $223.2 million aggregate principal amount outstanding of international subsidiary senior notes, net of unamortized discounts of $1.8 million, which mature in December 2020; and (15) other obligations of $28.0 million. This large amount of indebtedness could have negative consequences for us, including, without limitation:

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
If compliance with the debt obligations materially hinders our ability to operate our business and adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may suffer. The terms of iHeartCommunications' credit facilities and other indebtedness allow us, under certain conditions, to incur further indebtedness, including secured indebtedness, which heightens the foregoing risks.
iHeartCommunications and its subsidiaries may not be able to generate sufficient cash to service all of their indebtedness, may not be able to refinance all of their indebtedness before it becomes due and may be forced to take other actions to satisfy their obligations under their indebtedness, which may not be successful
iHeartCommunications' and its subsidiaries’ ability to make scheduled payments on their respective debt obligations depends on their financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond their or our control.  In addition, because iHeartCommunications derives a substantial portion of its operating income from its subsidiaries, iHeartCommunications' ability to repay its debt depends upon the performance of its subsidiaries, their ability to dividend or distribute funds to iHeartCommunications and iHeartCommunications' receipt of funds under its cash management arrangement with its subsidiary, CCOH.

iHeartCommunications and its subsidiaries may not generate cash flow from operations or have cash on hand in an amount sufficient to fund our liquidity needs.  We anticipate cash interest requirements of approximately $1.7 billion during 2017.  At December 31, 2016, we had debt maturities totaling $343.5 million, $559.1 million (net of $503.0 million due to certain subsidiaries of iHeartCommunications) and $8.4 billion in 2017, 2018 and 2019, respectively.  iHeartCommunications' and its subsidiaries' ability to pay their debt maturing over the next 12 months is dependent upon achieving forecasted cash from operations and our ability to refinance or extend the maturity of the receivables based credit facility. We are currently exploring, and expect to continue to explore, a variety of transactions to provide us with additional liquidity or to restructure our indebtedness, and we are seeking to refinance or extend the maturity of the receivables based credit facility.  We cannot assure you that we will enter into or consummate any such liquidity-generating or restructuring transactions or that we will be successful in extending the maturity of the receivables based credit facility and we cannot currently predict the impact that any such transactions, if consummated, would have on us.
If iHeartCommunications' and its subsidiaries’ cash flows from operations, refinancing sources and other liquidity-generating or restructuring transactions are insufficient to fund or extend their respective debt service obligations or debt maturities, we may be forced to reduce or delay capital expenditures, sell material assets or operations, or seek additional capital from other sources.  We may not be able to take any of these actions, and these actions may not be successful or permit iHeartCommunications or its subsidiaries to meet the scheduled debt service obligations.  Furthermore, these actions may not be permitted under the terms of existing or future debt agreements.
If we, iHeartCommunications or its subsidiaries cannot make scheduled payments on indebtedness, iHeartCommunications or its subsidiaries, as applicable, will be in default under one or more of the debt agreements and, as a result we could be forced into bankruptcy or liquidation.
Our substantial debt service obligations have increased as a result of iHeartCommunications' financing transactions and may continue to do so, which could adversely affect our liquidity and prevent us from fulfilling our obligations
During 2015 and 2016, our debt service obligations increased.  Future financing transactions and any increase in interest rates may further increase our interest expense. The increase in our debt service obligations could adversely affect our liquidity and could have important consequences, including the following:

•	it may make it more difficult for us to satisfy our obligations under our indebtedness and our contractual and commercial commitments; and

•
it may otherwise further limit us in the ways summarized above under “The substantial amount of indebtedness of our subsidiary, iHeartCommunications, and its subsidiaries, may adversely affect our liquidity, our cash flows and our ability to operate our business and make us more vulnerable to changes in the economy or our industry,” including by reducing our cash available for operations, debt service obligations, future business opportunities, acquisitions and capital expenditures.

Our ability to make payments with respect to iHeartCommunications' debt obligations will depend on our future operating performance, our ability to complete liquidity-generating transactions and iHeartCommunications' ability to continue to refinance its indebtedness and refinance or extend the maturity of its receivables based credit facility, which will be affected by prevailing economic and credit market conditions and financial, business and other factors, many of which are beyond our control.
Because we and iHeartCommunications derive all of our operating income from our subsidiaries, iHeartCommunications' ability to repay its debt depends upon the performance of our subsidiaries and their ability to dividend or distribute funds to us.
We derive all of our operating income from our subsidiaries. As a result, our cash flow and the ability of iHeartCommunications to service its indebtedness depend on the performance of our subsidiaries and the ability of those entities to distribute funds to us. We cannot assure you that our subsidiaries will be able to, or be permitted to, pay to us the amounts necessary to service iHeartCommunications' debt.
The documents governing iHeartCommunications' and its subsidiaries’ indebtedness contain restrictions that limit our flexibility in operating our business
iHeartCommunications' material financing agreements, including its credit agreements and indentures, contain various covenants restricting, among other things, our ability to:

•	make acquisitions or investments;

•	make loans or otherwise extend credit to others;

•	incur indebtedness or issue shares or guarantees;

•	create liens;

•	enter into transactions with affiliates;

•	sell, lease, transfer or dispose of assets;

•	merge or consolidate with other companies; and

•	make a substantial change to the general nature of our business.
In addition, under iHeartCommunications' senior secured credit facilities, iHeartCommunications is required to comply with certain affirmative covenants and certain specified financial covenants and ratios. For instance, iHeartCommunications' senior secured credit facilities require it to comply on a quarterly basis with a financial covenant limiting the ratio of its consolidated secured debt, net of cash and cash equivalents, to its consolidated EBITDA (as defined under the terms of the senior secured credit facilities) for the preceding four quarters.  The maximum ratio permitted under this financial covenant for the four quarters ended December 31, 2016 was 8.75 to 1.
The restrictions contained in iHeartCommunications' credit agreements and indentures could affect our ability to operate our business and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise.  For example, such restrictions could adversely affect our ability to finance our operations, make strategic acquisitions, investments or alliances, restructure our organization or finance our capital needs.  Additionally, the ability to comply with these covenants and restrictions may be affected by events beyond iHeartCommunications' or our control.  These include prevailing economic, financial and industry conditions.  If any of these covenants or restrictions is breached, iHeartCommunications could be in default under the agreements governing its indebtedness and, as a result, we would be forced into bankruptcy or liquidation.
Downgrades in our credit ratings may adversely affect our borrowing costs, limit our financing options, reduce our flexibility under future financings and adversely affect our liquidity, and also may adversely impact our business operations
The corporate credit ratings for iHeartCommunications and our indirect subsidiaries, Clear Channel Worldwide Holdings, Inc. (“CCWH”) and Clear Channel International B.V. ("CCIBV"), are speculative-grade. Our corporate credit rating and our rating outlook are subject to review by rating agencies from time to time and, on various occasions, have been downgraded. In the future, our corporate credit ratings and our rating outlook could be further downgraded. These downgrades and any further downgrades in our credit ratings could increase our borrowing costs or increase the cost of doing business or otherwise negatively impact our business operations.
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

•	risks associated with weak or uncertain global economic conditions and their impact on the capital markets, including the effects of Brexit;

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
iHM
The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites.  We either own or lease our transmitter and antenna sites.  During 2015 and 2016, we sold approximately 382 of our owned broadcast communication tower sites and entered into operating leases for the use of the sites. These leases generally have expiration dates that range from five to 30 years.  A radio station’s studios are generally housed with its offices in downtown or business districts.  A radio station’s transmitter sites and antenna sites are generally positioned in a manner that provides maximum market coverage.
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
Consolidated
The studios and offices of our radio stations and outdoor advertising branches are located in leased or owned facilities.  These leases generally have expiration dates that range from one to 40 years.  We do not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required.  We lease substantially all of our towers and antennas and own substantially all of the other equipment used in our iHM business. We own substantially all of the equipment used in our outdoor advertising businesses.  For additional information regarding our iHM and outdoor properties, see “Item 1. Business.”

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
Stockholder Litigation
On May 9, 2016, a stockholder of CCOH filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management Inc. v. iHeartMedia Inc. et al., C.A. No. 12312-VCS. The complaint names as defendants iHeartCommunications, Inc. (“iHeartCommunications”), CCOH’s indirect parent company, iHeartMedia, Inc. (“iHeartMedia”), the parent company of iHeartCommunications, Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsor Defendants”), iHeartMedia’s private equity sponsors and majority owners, and the members of CCOH’s board of directors. CCOH also is named as a nominal defendant. The complaint alleges that CCOH has been harmed by the intercompany agreements with iHeartCommunications, CCOH’s lack of autonomy over its own cash and the actions of the defendants in serving the interests of iHeartMedia, iHeartCommunications and the Sponsor Defendants to the detriment of CCOH and its minority stockholders. Specifically, the complaint alleges that the defendants have breached their fiduciary duties by causing CCOH to: (i) continue to loan cash to iHeartCommunications under the intercompany note at below-market rates; (ii) abandon its growth and acquisition strategies in favor of transactions that would provide cash to iHeartMedia and iHeartCommunications; (iii) issue new debt in the CCIBV note offering (the “CCIBV Note Offering”) to provide cash to iHeartMedia and iHeartCommunications through a dividend; and (iv) effect the sales of certain outdoor markets in the U.S. (the “Outdoor Asset Sales”) to provide cash to iHeartMedia and iHeartCommunications through a dividend. The complaint also alleges that iHeartMedia, iHeartCommunications and the Sponsor Defendants aided and abetted the directors’ breaches of their fiduciary duties. The complaint further alleges that iHeartMedia, iHeartCommunications and the Sponsor Defendants were unjustly enriched as a result of these transactions and that these transactions constituted a waste of corporate assets for which the defendants are liable to CCOH. The plaintiff is seeking, among other things, a ruling that the defendants breached their fiduciary duties to CCOH and that iHeartMedia, iHeartCommunications and the Sponsor Defendants aided and abetted the board of directors’ breaches of fiduciary duty, rescission of payments to iHeartCommunications and its affiliates pursuant to dividends declared in connection with the CCIBV Note Offering and Outdoor Asset Sales, and an order requiring iHeartMedia, iHeartCommunications and the Sponsor Defendants to disgorge all profits they have received as a result of the alleged fiduciary misconduct.
On July 20, 2016, the defendants filed a motion to dismiss plaintiff's verified stockholder derivative complaint for failure to state a claim upon which relief can be granted. On November 23, 2016, the Court granted defendants’ motion to dismiss all claims brought by the plaintiff.  On December 19, 2016, the plaintiff filed a notice of appeal of the ruling.
ITEM 4.  MINE SAFETY DISCLOSURES
Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following information with respect to our executive officers is presented as of February 23, 2017:

Name	Age	Position
Robert W. Pittman	63	Chairman and Chief Executive Officer
Richard J. Bressler	59	President, Chief Operating Officer, Chief Financial Officer and Director
Scott R. Wells	48	Chief Executive Officer – Clear Channel Outdoor Americas
C. William Eccleshare	61	Chairman and Chief Executive Officer— Clear Channel International
Steven J. Macri	48	Senior Vice President, Corporate Finance
Scott D. Hamilton	47	Senior Vice President, Chief Accounting Officer and Assistant Secretary
Robert H. Walls, Jr.	56	Executive Vice President, General Counsel and Secretary
The officers named above serve until their respective successors are chosen and qualified, in each case unless the officer sooner dies, resigns, is removed or becomes disqualified.
Robert W. Pittman is the Chairman and Chief Executive Officer of Parent, iHeartCommunications and the Company and the Chairman and Chief Executive Officer of CCOH. Mr. Pittman was appointed as the Executive Chairman and a director of Parent and iHeartCommunications on October 2, 2011. He was appointed as Chairman of Parent and iHeartCommunications on May 17, 2013. He also was appointed as Chairman and Chief Executive Officer and a member of the board of managers of the Company on April 26, 2013. Prior to October 2, 2011, Mr. Pittman served as the Chairman of Media and Entertainment Platforms for Parent and iHeartCommunications since November 2010. He has been a member of, and an investor in, Pilot Group, a private equity investment company, since April 2003. Mr. Pittman was formerly Chief Operating Officer of AOL Time Warner, Inc. from May 2002 to July 2002. He also served as Co-Chief Operating Officer of AOL Time Warner, Inc. from January 2001 to May 2002, and earlier, as President and Chief Operating Officer of America Online, Inc. from February 1998 to January 2001. Mr. Pittman serves on the boards of numerous charitable organizations, including the Alliance for Lupus Research, the Rock and Roll Hall of Fame Foundation and the Robin Hood Foundation, where he has served as past Chairman. Mr. Pittman was selected to serve as a member of our Board because of his service as our Chief Executive Officer, as well as his extensive media experience gained through the course of his career.
Richard J. Bressler is the President, Chief Operating Officer, Chief Financial Officer and Director of Parent, iHeartCommunications and the Company and the Chief Financial Officer of CCOH.  Mr. Bressler was appointed as the Chief Financial Officer and President of Parent, iHeartCommunications, the Company and CCOH on July 29, 2013 and as Chief Operating Officer of Parent, iHeartCommunications and the Company on February 18, 2015. Prior thereto, Mr. Bressler was a Managing Director at THL. Prior to joining THL, Mr. Bressler was the Senior Executive Vice President and Chief Financial Officer of Viacom, Inc. from 2001 through 2005. He also served as Chairman and Chief Executive Officer of Time Warner Digital Media and, from 1995 to 1999, was Executive Vice President and Chief Financial Officer of Time Warner Inc. Prior to joining Time Inc. in 1988, Mr. Bressler was previously a partner with the accounting firm of Ernst & Young LLP. Mr. Bressler also currently is a director of Parent, iHeartCommunications and Gartner, Inc., a member of the board of managers of the Company and Mr. Bressler previously served as a member of the board of directors of American Media Operations, Inc., Nielsen Holdings B.V. and Warner Music Group Corp. and as a member of the J.P. Morgan Chase National Advisory Board. Mr. Bressler holds a B.B.A. in Accounting from Adelphi University.
Scott R. Wells is the Chief Executive Officer of Clear Channel Outdoor Americas at each of the Parent, iHeartCommunications, the Company and CCOH and was appointed to this position on March 3, 2015.  Previously, Mr. Wells served as an Operating Partner at Bain Capital since January 2011 and prior to that served as an Executive Vice President at Bain Capital since 2007. Mr. Wells also was one of the leaders of the firm’s operationally focused Portfolio Group. Prior to joining Bain Capital, he held several executive roles at Dell, Inc. (“Dell”) from 2004 to 2007, most recently as Vice President of Public Marketing and On-Line in the Americas. Prior to joining Dell, Mr. Wells was a Partner at Bain & Company, where he focused primarily on technology and consumer-oriented companies. Mr. Wells was a member of our Board from August 2008 until March 2015. He currently serves as a director of Ad Council, the Achievement Network (ANet) and the Outdoor Advertising Association of America (OAAA). He has an M.B.A., with distinction, from the Wharton School of the University of Pennsylvania and a B.S. from Virginia Tech.
C. William Eccleshare is the Chairman and Chief Executive Officer-Clear Channel International at each of Parent, iHeartCommunications, the Company and CCOH and was appointed to this position on March 2, 2015. Prior to such time, he served as Chief Executive Officer – Outdoor of Parent, iHeartCommunications and CCOH since January 24, 2012 and as Chief

Executive Officer—Outdoor of the Company on April 26, 2013.  Prior to January 24, 2012, he served as Chief Executive Officer—Clear Channel Outdoor—International of Parent and iHeartCommunications since February 17, 2011 and as Chief Executive Officer—International of CCOH since September 1, 2009.  Previously, he was Chairman and CEO of BBDO EMEA from 2005 to 2009.  Prior thereto, he was Chairman and CEO of Young & Rubicam EMEA since 2002.
Steven J. Macri is the Senior Vice President-Corporate Finance of Parent, the Company, iHeartCommunications and CCOH and the Chief Financial Officer of Parent’s iHM segment. Mr. Macri was appointed Senior Vice President-Corporate Finance of Parent, iHeartCommunications, the Company and CCOH on September 9, 2014 and as the Chief Financial Officer of Parent's iHM segment on October 7, 2013. Prior to joining the company, Mr. Macri served as Chief Financial Officer for LogicSource Inc., from March 2012 to September 2013. Prior to joining LogicSource, Mr. Macri was Executive Vice President and Chief Financial Officer at Warner Music Group Corp. from September 2008 to December 2011 and prior thereto served as Controller and Senior Vice President-Finance from February 2005 to August 2008. He has an MBA from New York University Stern School of Business and a B.S. in Accounting from Syracuse University.
Scott D. Hamilton is the Senior Vice President, Chief Accounting Officer and Assistant Secretary of Parent, iHeartCommunications, the Company and CCOH. Mr. Hamilton was appointed Senior Vice President, Chief Accounting Officer and Assistant Secretary of Parent, iHeartCommunications and CCOH on April 26, 2010 and was appointed as Senior Vice President, Chief Accounting Officer and Assistant Secretary of the Company on April 26, 2013.  Prior to April 26, 2010, Mr. Hamilton served as Controller and Chief Accounting Officer of Avaya Inc. (“Avaya”), a multinational telecommunications company, from October 2008 to April 2010.  Prior thereto, Mr. Hamilton served in various accounting and finance positions at Avaya, beginning in October 2004.  Prior thereto, Mr. Hamilton was employed by PricewaterhouseCoopers from September 1992 until September 2004 in various roles including audit, transaction services and technical accounting consulting.
Robert H. Walls, Jr. is the Executive Vice President, General Counsel and Secretary of Parent, iHeartCommunications, the Company and CCOH.  Mr. Walls was appointed the Executive Vice President, General Counsel and Secretary of Parent, iHeartCommunications and CCOH on January 1, 2010 and was appointed as Executive Vice President, General Counsel and Secretary of the Company on April 26, 2013.  On March 31, 2011, Mr. Walls was appointed to serve in the newly-created Office of the Chief Executive Officer for the Company, iHeartCommunications and CCOH, in addition to his existing offices.  Mr. Walls served in the Office of the Chief Executive Officer for the Company and iHeartCommunications until October 2, 2011, and served in the Office of the Chief Executive Officer for CCOH until January 24, 2012.  Mr. Walls was a founding partner of Post Oak Energy Capital, LP and served as Managing Director through December 31, 2009 and as an advisor to Post Oak Energy Capital, LP through December 31, 2013.

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As a limited liability company, we do not issue common stock. There is no established public trading market for our limited liability company interests. Our sole member is iHeartMedia Capital II, LLC, which owns 100% of our limited liability company interests. Parent owns 100% of the limited liability company interests of iHeartMedia Capital II, LLC. All equity interests in Parent are owned, directly or indirectly, by the Sponsors and their co-investors, public investors and certain employees of Parent and its subsidiaries, including certain executive officers and directors
Distribution Policy
We have not declared any distribution with respect to our limited liability company interests since our formation. We are a holding company with no independent operations and no significant assets other than the stock of our subsidiaries. We, therefore, are dependent on the receipt of dividends or other distributions from our subsidiaries to pay distributions. In addition, iHeartCommunications' debt financing arrangements include restrictions on its ability to pay dividends, which in turn affects our ability to pay distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Sources of Capital” and Note 5 to the Consolidated Financial Statements.
Sales of Unregistered Securities
We did not sell any equity securities during 2016 that were not registered under the Securities Act of 1933.
Purchases of Equity Securities
We did not purchase any of our equity securities during the fourth quarter of 2016.

ITEM 6.  SELECTED FINANCIAL DATA
The following tables set forth our selected historical consolidated financial and other data as of the dates and for the periods indicated. The selected historical financial data are derived from our audited consolidated financial statements. Certain prior period amounts have been reclassified to conform to the 2016 presentation.  Historical results are not necessarily indicative of the results to be expected for future periods.  Acquisitions and dispositions impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.
The selected historical consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto located within Item 8 of Part II of this Annual Report on Form 10-K.

(In thousands)	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Results of Operations Data:
Revenue	$6,273,573	$6,241,516	$6,318,533	$6,243,044	$6,246,884
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,412,287	2,471,113	2,540,035	2,560,028	2,501,313
Selling, general and administrative expenses (excludes depreciation and amortization)	1,725,899	1,704,352	1,680,938	1,641,462	1,661,604
Corporate expenses (excludes depreciation and amortization)	341,025	314,999	320,931	315,972	295,108
Depreciation and amortization	635,227	673,991	710,898	730,828	729,285
Impairment charges (1)	8,000	21,631	24,176	16,970	37,651
Other operating income, net	353,556	94,001	40,031	22,998	48,127
Operating income	1,504,691	1,149,431	1,081,586	1,000,782	1,070,050
Interest expense	1,849,982	1,805,496	1,741,596	1,649,451	1,549,023
Gain (loss) on investments	(12,907)	(4,421)	—	130,879	(4,580)
Equity in earnings (loss) of nonconsolidated affiliates	(16,733)	(902)	(9,416)	(77,696)	18,557
Gain (loss) on extinguishment of debt	157,556	(2,201)	(43,347)	(87,868)	(254,723)
Other income (expense), net	(73,102)	13,056	9,104	(21,980)	250
Loss before income taxes	(290,477)	(650,533)	(703,669)	(705,334)	(719,469)
Income tax benefit (expense)	50,474	(86,957)	(58,489)	121,817	308,279
Consolidated net loss	(240,003)	(737,490)	(762,158)	(583,517)	(411,190)
Less amount attributable to noncontrolling interest	56,315	17,131	31,603	23,366	13,289
Net loss attributable to the Company	$(296,318)	$(754,621)	$(793,761)	$(606,883)	$(424,479)

(1)
We recorded non-cash impairment charges of $8.0 million, $21.6 million, $24.2 million, $17.0 million and $37.7 million during 2016, 2015, 2014, 2013 and 2012, respectively.  Our impairment charges are discussed more fully in Item 8 of Part II of this Annual Report on Form 10-K.

(In thousands)	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Current assets	$2,504,687	$2,778,115	$2,109,748	$2,431,162	$2,943,307
Property, plant and equipment, net	1,948,162	2,212,556	2,699,064	2,897,630	3,036,854
Total assets	12,862,247	13,673,115	13,839,579	14,871,407	16,084,487
Current liabilities	1,696,570	1,659,228	1,364,285	1,763,618	1,782,142
Long-term debt, net of current maturities	20,022,080	20,539,099	20,159,545	19,856,551	20,163,197
Member's deficit	(10,885,475)	(10,606,681)	(9,665,208)	(8,696,635)	(7,995,191)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Format of Presentation
Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes contained in Item 8 of this Annual Report on Form 10-K.  Our discussion is presented on both a consolidated and segment basis.  Our reportable segments are iHeartMedia (“iHM”), Americas outdoor advertising (“Americas outdoor” or “Americas outdoor advertising”), and International outdoor advertising (“International outdoor” or “International outdoor advertising”).  Our iHM segment provides media and entertainment services via live broadcast and digital delivery, and also includes our national syndication business.  Our Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and printed display types. Included in the “Other” category are our media representation business, Katz Media Group, as well as other general support services and initiatives, which are ancillary to our other businesses.
We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Depreciation and amortization, Impairment charges, Other operating income (expense), net, Interest expense, Gain (loss) on investments, net, Equity in earnings (loss) of nonconsolidated affiliates, Gain (loss) on extinguishment of debt, Other income (expense), net and Income tax benefit (expense) are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.
Certain prior period amounts have been reclassified to conform to the 2016 presentation.
iHM
Our iHM strategy centers on delivering entertaining and informative content across multiple platforms, including broadcast, mobile and digital, as well as events. Our primary source of revenue is derived from selling local and national advertising time on our radio stations, with contracts typically less than one year in duration. The programming formats of our radio stations are designed to reach audiences with targeted demographic characteristics. We are working closely with our advertising and marketing partners to develop tools and leverage data to enable advertisers to effectively reach their desired audiences. We continue to expand the choices for listeners and we deliver our content and sell advertising across multiple distribution channels, including digitally via our iHeartRadio mobile application and other digital platforms which reach national, regional and local audiences. We also generate revenues from network syndication, our nationally recognized live events, our station websites and other miscellaneous transactions.
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
A portion of our iHM segment’s expenses vary in connection with changes in revenue.  These variable expenses primarily relate to costs in our sales department, such as commissions, and bad debt.  Our content costs, including music royalty and license fees for music delivered via broadcast or digital streaming, vary with the volume and mix of songs played on our stations and the listening hours on our digital platforms.  Our programming and general and administrative departments incur most of our fixed costs, such as utilities and office salaries.  We incur discretionary costs in our advertising, marketing and promotions, which we primarily use in an effort to maintain and/or increase our audience share. Lastly, we have incentive systems in each of our departments which provide for bonus payments based on specific performance metrics, including ratings, revenue and overall profitability.
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
International Outdoor Advertising
Similar to our Americas outdoor business, advertising rates generally are based on the gross ratings points of a display or group of displays. The number of impressions delivered by a display, in some countries, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic.  In addition, because our International outdoor advertising operations are conducted in foreign markets, including Europe and Asia, management reviews the operating results from our foreign operations on a constant dollar basis.  A constant dollar basis allows for comparison of operations independent of foreign exchange movements.
Our International display inventory is typically sold to clients through network packages, with client contract terms typically ranging from one to two weeks with terms of up to one year available as well.  Internationally, contracts with municipal and transit authorities for the right to place our street furniture and transit displays typically provide for terms ranging up to 15 years. The major difference between our International and Americas street furniture businesses is in the nature of the municipal contracts.  In our International outdoor business, these contracts typically require us to provide the municipality with a broader range of metropolitan amenities in exchange for which we are authorized to sell advertising space on certain sections of the structures we erect in the public domain.  A different regulatory environment for billboards and competitive bidding for street furniture and transit display contracts, which constitute a larger portion of our business internationally, may result in higher site lease costs in our International business.

Macroeconomic Indicators
Our advertising revenue for all of our segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally. According to the U.S. Department of Commerce, estimated U.S. GDP growth for 2016 was 1.6%. Internationally, our results are impacted by fluctuations in foreign currency exchange rates as well as the economic conditions in the foreign markets in which we have operations.
Executive Summary
The key developments in our business for the year ended December 31, 2016 are summarized below:

•
Consolidated revenue increased $32.1 million during 2016 compared to 2015. Excluding the $47.6 million impact from movements in foreign exchange rates, consolidated revenue increased $79.7 million during 2016 compared to 2015.

•
We sold nine non-strategic U.S. outdoor markets in the first quarter of 2016. We sold our outdoor businesses in Turkey and Australia in the second and fourth quarters of 2016, respectively. These businesses had total revenues of $123.5 million in 2016 and $248.9 million in 2015, and we realized a net gain of $349.3 million on the sales.

•	We spent $30.9 million on strategic revenue and efficiency initiatives during 2016 to realign and improve our on-going business operations—a decrease of $11.9 million compared to 2015.

•
On July 15, 2016, Broader Media, LLC, our indirect wholly-owned subsidiary, repurchased approximately $383.0 million aggregate principal amount of iHeartCommunications’ 10.0% Senior Notes due 2018 for an aggregate purchase price of $222.2 million, resulting in a gain on extinguishment of debt of $157.6 million. The repurchase effectively reduces our consolidated annual cash interest obligations by $38.3 million.

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

Consolidated Results of Operations
The comparison of our historical results of operations for the year ended December 31, 2016 to the year ended December 31, 2015 is as follows:

(In thousands)	Years Ended December 31,		%
	2016	2015	Change
Revenue	$6,273,573	$6,241,516	0.5%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,412,287	2,471,113	(2.4)%
Selling, general and administrative expenses (excludes depreciation and amortization)	1,725,899	1,704,352	1.3%
Corporate expenses (excludes depreciation and amortization)	341,025	314,999	8.3%
Depreciation and amortization	635,227	673,991	(5.8)%
Impairment charges	8,000	21,631	(63.0)%
Other operating income, net	353,556	94,001	276.1%
Operating income	1,504,691	1,149,431	30.9%
Interest expense	1,849,982	1,805,496
Loss on investments, net	(12,907)	(4,421)
Equity in loss of nonconsolidated affiliates	(16,733)	(902)
Gain (loss) on extinguishment of debt	157,556	(2,201)
Other income (expense), net	(73,102)	13,056
Loss before income taxes	(290,477)	(650,533)
Income tax (expense) benefit	50,474	(86,957)
Consolidated net loss	(240,003)	(737,490)
Less amount attributable to noncontrolling interest	56,315	17,131
Net loss attributable to the Company	$(296,318)	$(754,621)
Consolidated Revenue
Consolidated revenue increased $32.1 million during the year ended December 31, 2016 compared to 2015. Excluding the $47.6 million impact from movements in foreign exchange rates, consolidated revenue increased $79.7 million during the year ended December 31, 2016 compared to 2015. Revenue growth from our iHM business was partially offset by lower revenue generated by our Americas and International outdoor businesses as a result of the sales of certain U.S. outdoor markets and international businesses which generated $248.9 million in revenue in the year ended December 31, 2015 compared to $123.5 million in the year ended December 31, 2016.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses decreased $58.8 million during the year ended December 31, 2016 compared to 2015. Excluding the $29.0 million impact from movements in foreign exchange rates, consolidated direct operating expenses decreased $29.8 million during the year ended December 31, 2016 compared to 2015. Lower direct operating expenses in our iHM business were primarily driven by the impact of contract renegotiations, partially offset by increases primarily related to higher revenue. Lower direct operating expenses in our Americas outdoor business were primarily due to the sale of nine non-strategic U.S. outdoor markets in the first quarter of 2016. Lower direct operating expenses in our International outdoor business related primarily to the loss of the London bus contract and the sale of our businesses in Australia and Turkey, partially offset by increases in expenses related to higher revenues in other countries.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $21.5 million during the year ended December 31, 2016 compared to 2015. Excluding the $9.9 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $31.4 million during the year ended December 31, 2016 compared to 2015. Higher SG&A expenses driven primarily by investments in sales capabilities in our iHM business were partially offset by a decrease in SG&A expenses resulting from the sale of non-strategic U.S. outdoor markets in the first quarter of 2016.

Corporate Expenses
Corporate expenses increased $26.0 million during the year ended December 31, 2016 compared to 2015 primarily resulting from higher professional fees and higher expenses related to variable compensation plans, as well as higher employee health benefit costs. Excluding the $4.1 million impact from movements in foreign exchange rates, corporate expenses increased $30.1 million during the year ended December 31, 2016 compared to 2015.
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
Strategic revenue and efficiency costs were $30.9 million during the year ended December 31, 2016. Of these expenses, $15.5 million was incurred by our iHM segment, $3.1 million was incurred by our Americas outdoor segment, $7.4 million was incurred by our International outdoor segment, $1.3 million was incurred by our Other category and $3.6 million was incurred by Corporate. $10.9 million of these costs are reported within direct operating expenses, $16.4 million are reported within SG&A and $3.6 million are reported within corporate expenses.
Strategic revenue and efficiency costs were $42.8 million during the year ended December 31, 2015. Of these expenses, $11.8 million was incurred by our iHM segment, $2.4 million was incurred by our Americas outdoor segment, $11.1 million was incurred by our International outdoor segment, $3.7 million was incurred by our Other segment and $13.8 million was incurred by Corporate. $14.0 million of these costs are reported within direct operating expenses, $15.0 million are reported within SG&A and $13.8 million are reported within corporate expenses.
Depreciation and Amortization
Depreciation and amortization decreased $38.8 million during 2016 compared to 2015, primarily due to assets becoming fully depreciated or fully amortized, the sale of certain outdoor markets, as well as the impact of movements in foreign exchange rates.
Impairment Charges
We perform our annual impairment test on our goodwill, FCC licenses, billboard permits, and other intangible assets as of July 1 of each year. In addition, we test for impairment of property, plant and equipment whenever events and circumstances indicate that depreciable assets might be impaired.  As a result of these impairment tests, during 2016 we recorded impairment charges of $8.0 million related primarily to goodwill in one of our International outdoor businesses.  During 2015 we recorded impairment charges of $21.6 million related to billboard permits in one Americas outdoor market.  Please see Note 2 to the Consolidated Financial Statements located in Item 8 of this Annual Report on Form 10-K for a further description of the impairment charges.
Other Operating Income, Net
Other operating income was $353.6 million in 2016, which primarily related to the net gain of $278.3 million on sale of nine non-strategic outdoor markets in the first quarter of 2016 and the net gain of $127.6 million on sale on our outdoor Australia business in the fourth quarter of 2016, partially offset by the $56.6 million loss, which includes $32.2 million in cumulative translation adjustments, on the sale of our Turkey business in the second quarter of 2016. In the first quarter of 2016, Americas outdoor sold nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for net proceeds of $592.3 million in cash and certain advertising assets in Florida.
Other operating income of $94.0 million in 2015 primarily related to the gain on the sale of radio towers which were subsequently leased back (see Note 2 to our Consolidated Financial Statements located in Item 8 of this Annual Report on Form 10-K).
Interest Expense
Interest expense increased $44.5 million during 2016 compared to 2015 due to higher interest rates on floating rate loans and new debt issuances. Please refer to “Sources of Capital” for additional discussion of debt issuances and exchanges. Our weighted average cost of debt during 2016 and 2015 was 8.5% and 8.5%, respectively.

Loss on Investments, Net
During the years ended December 31, 2016 and 2015, we recognized losses of $12.9 million and $4.4 million, respectively, related to cost-method investments.  The loss in the year ended December 31, 2016 related primarily to a $14.5 million non-cash impairment recorded in connection with an other-than-temporary decline in the value of one of our cost investments.
Equity in Loss of Nonconsolidated Affiliates
During the years ended December 31, 2016 and 2015, we recognized losses of $16.7 million and $0.9 million respectively, related to equity-method investments.  The loss in the year ended December 31, 2016 related primarily to a $15.0 million non-cash impairment recorded in connection with an other-than-temporary decline in the value of one of our equity investments.
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
In connection with the first quarter 2015 prepayment of iHeartCommunications' Term Loan B facility and Term Loan C-asset sale facility, we recognized a loss of $2.2 million.
Other Income (Expense), Net
Other expense was $73.1 million for 2016. Other income was $13.1 million for 2015. These amounts relate primarily to net foreign exchange gains and losses recognized in connection with intercompany notes denominated in foreign currencies. The decline in value during 2016 of the British pound against the Euro impacted Euro-denominated notes payable by one of our UK subsidiaries, which was the primary driver of the foreign exchange loss in 2016.
Income Tax Expense
The effective tax rate for the year ended December 31, 2016 was 17.4% as compared to (13.4)% for the year ended December 31, 2015.  The effective tax benefit rate for 2016 was impacted by the $43.3 million deferred tax benefit recorded in connection with the release of valuation allowance in France, which was offset by $54.7 million of tax expense attributable to the sale of our outdoor business in Australia. Additionally, the 2016 effective tax benefit rate was impacted by the $31.8 million valuation allowance recorded against a portion of current period federal and state deferred tax assets due to the uncertainty of the ability to realize those assets in future periods.
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

iHM Results of Operations
Our iHM operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2016	2015	Change
Revenue	$3,403,040	$3,284,320	3.6%
Direct operating expenses	975,463	972,937	0.3%
SG&A expenses	1,102,998	1,065,066	3.6%
Depreciation and amortization	243,964	240,207	1.6%
Operating income	$1,080,615	$1,006,110	7.4%
iHM revenue increased $118.7 million during 2016 compared to 2015. Growth in broadcast radio and digital advertising was driven primarily by political advertising revenues resulting from 2016 being a presidential election year. In addition, we had growth in our traffic and weather business, sponsorship and other revenues surrounding our events and trade and barter. Trade and barter includes the impact of marketing partnerships with our advertisers on events, as well as revenue recognized in connection with advertising provided during the period in connection with investments made in certain non-public companies.

iHM direct operating expenses increased $2.5 million during 2016 compared to 2015 primarily driven by higher content and programming costs, as well as higher theater and event production costs. In addition, we incurred higher spending on strategic revenue and efficiency initiatives and lease expense was higher as a result of the sale and subsequent leaseback of broadcast communications tower sites in the second quarter of 2015. These costs were nearly offset by the $33.8 million benefit resulting from contract renegotiations completed in the third quarter. iHM SG&A expenses increased $37.9 million during 2016 compared to 2015 primarily due to investments in national and digital sales capabilities, higher promotion expense and higher variable compensation related to higher revenue.
Americas Outdoor Results of Operations
Our Americas outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2016	2015	Change
Revenue	$1,278,413	$1,349,021	(5.2)%
Direct operating expenses	570,310	597,382	(4.5)%
SG&A expenses	225,415	233,254	(3.4)%
Depreciation and amortization	185,654	204,514	(9.2)%
Operating income	$297,034	$313,871	(5.4)%
Americas outdoor revenue decreased $70.6 million during 2016 compared to 2015. Excluding the $7.7 million impact from movements in foreign exchange rates, Americas outdoor revenue decreased $62.9 million during 2016 compared to 2015. The decrease in revenue is due to the $102.7 million impact of the sale of nine non-strategic U.S. markets in the first quarter of 2016. The decrease in revenue resulting from these sales was partially offset by increased revenues from digital billboards from new deployments and higher occupancy on existing digital billboards, as well as new airport contracts, and higher revenues in Latin America.
Americas outdoor direct operating expenses decreased $27.1 million during 2016 compared to 2015. Excluding the $3.6 million impact from movements in foreign exchange rates, Americas outdoor direct operating expenses decreased $23.5 million during 2016 compared to 2015. The decrease in direct operating expenses was driven by a $35.4 million decrease in direct operating expenses resulting from the sale of the nine non-strategic markets in the first quarter of 2016, partially offset by higher site lease expenses related to new airport contracts. Americas outdoor SG&A expenses decreased $7.9 million during 2016 compared to 2015. Excluding the $2.1 million impact from movements in foreign exchange rates, Americas outdoor SG&A expenses decreased $5.8 million during 2016 compared to 2015. This decrease was due to a $20.4 million decrease in SG&A expenses resulting from the sale of the nine non-strategic U.S. markets in the first quarter of 2016, partially offset by higher variable compensation expense related to higher revenues.
Depreciation and amortization decreased $18.9 million. Excluding the $0.8 million impact from movements in foreign exchange rates, depreciation and amortization decreased $18.1 million primarily due to the sale of the nine non-strategic U.S. markets in the first quarter of 2016 and assets becoming fully depreciated or fully amortized.
International Outdoor Results of Operations
Our International outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2016	2015	Change
Revenue	$1,423,982	$1,457,183	(2.3)%
Direct operating expenses	865,259	897,520	(3.6)%
SG&A expenses	289,787	298,250	(2.8)%
Depreciation and amortization	152,758	166,060	(8.0)%
Operating income	$116,178	$95,353	21.8%
International outdoor revenue decreased $33.2 million during 2016 compared to 2015. Excluding the $39.9 million impact from movements in foreign exchange rates, International outdoor revenue increased $6.7 million during 2016 compared to 2015. The increase in revenue is due to growth across most of our markets including China, Italy, Spain, Sweden, France and Belgium, primarily from new digital assets and new contracts. This growth was partially offset by a $22.7 million decrease in revenue resulting from the sale of our businesses in Turkey and Australia in the second and fourth quarters of 2016, respectively, as well as lower revenue in the United Kingdom as a result of the London bus shelter contract not being renewed.
International outdoor direct operating expenses decreased $32.2 million during 2016 compared to 2015. Excluding the $25.4 million impact from movements in foreign exchange rates, International outdoor direct operating expenses decreased $6.8 million during 2016 compared to 2015. The decrease was driven by a $14.6 million decrease in direct operating expenses resulting from the sale of our businesses in Turkey and Australia and lower rent expense due to lower revenue in the United Kingdom as a result of the London bus shelter contract not being renewed. These decreases were partially offset by higher site lease and production expenses in countries experiencing revenue growth. International outdoor SG&A expenses decreased $8.5 million during 2016 compared to 2015. Excluding the $7.8 million impact from movements in foreign exchange rates, International outdoor SG&A expenses decreased $0.7 million during 2016 compared to 2015. The decrease in SG&A expenses was primarily due to a $3.0 million decrease resulting from the sale of our businesses in Turkey and Australia, partially offset by higher variable compensation expenses.
Included in 2015 International Outdoor direct operating expenses and SG&A expenses are $8.2 million and $3.2 million, respectively, recorded in the fourth quarter of 2015 to correct for accounting errors included in the results of our Netherlands subsidiary reported in prior years. Such corrections are not considered to be material to the prior year financial results.
Depreciation and amortization decreased $13.3 million. Excluding the $5.5 million impact from movements in foreign exchange rates, depreciation and amortization decreased $7.8 million primarily due to assets becoming fully depreciated or fully amortized.
Consolidated Results of Operations
The comparison of our historical results of operations for the year ended December 31, 2015 to the year ended December 31, 2014 is as follows:

(In thousands)	Years Ended December 31,		%
	2015	2014	Change
Revenue	$6,241,516	$6,318,533	(1.2)%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,471,113	2,540,035	(2.7)%
Selling, general and administrative expenses (excludes depreciation and amortization)	1,704,352	1,680,938	1.4%
Corporate expenses (excludes depreciation and amortization)	314,999	320,931	(1.8)%
Depreciation and amortization	673,991	710,898	(5.2)%
Impairment charges	21,631	24,176	(10.5)%
Other operating income, net	94,001	40,031	134.8%
Operating income	1,149,431	1,081,586	6.3%
Interest expense	1,805,496	1,741,596
Loss on investments, net	(4,421)	—
Equity in earnings (loss) of nonconsolidated affiliates	(902)	(9,416)
Loss on extinguishment of debt	(2,201)	(43,347)
Other income, net	13,056	9,104
Loss before income taxes	(650,533)	(703,669)
Income tax expense	(86,957)	(58,489)
Consolidated net loss	(737,490)	(762,158)
Less amount attributable to noncontrolling interest	17,131	31,603
Net loss attributable to the Company	$(754,621)	$(793,761)
Consolidated Revenue
Consolidated revenue decreased $77.0 million during 2015 compared to 2014. Excluding the $229.0 million impact from movements in foreign exchange rates, consolidated revenue increased $152.0 million during 2015 compared to 2014. iHM revenue increased $122.8 million during 2015 compared to 2014 driven primarily by our core radio business, both broadcast and digital, including the impact of marketing partnerships with our advertisers for live events and barter and trade revenue, partially offset by a decrease in political advertising revenues. Americas outdoor revenue decreased $1.6 million during 2015 compared to 2014. Excluding the $23.4 million impact from movements in foreign exchange rates, Americas outdoor revenue increased $21.8 million during 2015 compared to 2014 primarily driven by higher revenues from digital billboards and our Spectacolor business. International outdoor revenue decreased $153.4 million during 2015 compared to 2014. Excluding the $205.6 million impact from movements in foreign exchange rates, International outdoor revenue increased $52.2 million during 2015 compared to 2014 primarily driven by new contracts and the impact of sales initiatives. Other revenues decreased $48.8 million during 2015 compared to 2014 primarily as a result of lower political advertising revenues and lower contract termination fees earned by our media representation business.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses decreased $68.9 million during 2015 compared to 2014. Excluding the $146.6 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $77.7 million during 2015 compared to 2014. iHM direct operating expenses increased $40.8 million during 2015 compared to 2014, primarily due to higher music license and performance royalties, higher lease expense as a result of the sale and subsequent leaseback of broadcast communication tower sites and higher compensation related to radio programming. Americas outdoor direct operating expenses decreased $8.4 million during 2015 compared to 2014. Excluding the $13.1 million impact from movements in foreign exchange rates, Americas outdoor direct operating expenses increased $4.7 million during 2015 compared to 2014 primarily due to higher variable site lease expenses related to the increase in revenues. International outdoor direct operating expenses decreased $93.6 million during 2015 compared to 2014. Excluding the $133.5 million impact from movements in foreign exchange rates, International outdoor direct operating expenses increased $39.9 million during 2015 compared to 2014 primarily as a result of higher variable costs associated with higher revenue, as well as higher spending on strategic efficiency initiatives.
Consolidated SG&A Expenses
Consolidated SG&A expenses increased $23.4 million during 2015 compared to 2014. Excluding the $51.1 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $74.5 million during 2015 compared to 2014. iHM SG&A expenses increased $51.7 million during 2015 compared to 2014 primarily due to higher barter and trade expenses, higher sales expense, including commissions related to higher revenue and higher bad debt expense. Americas outdoor SG&A expenses decreased $0.4 million during 2015 compared to 2014. Excluding the $6.0 million impact from movements in foreign exchange rates, Americas outdoor SG&A expenses increased $5.6 million during 2015 compared to 2014 primarily in Latin America. International outdoor SG&A expenses decreased $16.6 million during 2015 compared to 2014. Excluding the $45.0 million impact from movements in foreign exchange rates, International outdoor SG&A expenses increased $28.4 million during 2015 compared to 2014 primarily due to higher compensation expense, including commissions in connection with higher revenues.
Corporate Expenses
Corporate expenses decreased $5.9 million during 2015 compared to 2014. Excluding the $3.5 million impact from movements in foreign exchange rates, corporate expenses decreased $2.4 million during 2015 compared to 2014 primarily due to a $20.2 million decrease in spending related to our strategic revenue and efficiency initiatives. This was partially offset by the impact of an $8.5 million insurance recovery related to stockholder litigation recognized in 2014, higher variable compensation expense related to sales growth and higher legal fees related to the negotiation of digital royalty rates before the Copyright Royalty Board.
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

Impairment Charges
We performed our annual impairment test on our goodwill, FCC licenses, billboard permits, and other intangible assets as of July 1 of each year. In addition, we test for impairment of property, plant and equipment whenever events and circumstances indicate that depreciable assets might be impaired. As a result of these impairment tests, during 2015 we recorded impairment charges of $21.6 million related to billboard permits in one Americas outdoor market. During 2014, we recognized impairment charges of $24.2 million primarily related to the impairment of FCC licenses in eight markets due to changes in the discount rates and weighted-average cost of capital for those markets. Please see Note 2 to the Consolidated Financial Statements located in Item 8 of this Annual Report on Form 10-K for a further description of the impairment charges.
Other Operating Income, Net
Other operating income of $94.0 million in 2015 primarily related to the gain on the sale of radio towers which were subsequently leased back.
Other operating income of $40.0 million in 2014 primarily related to a non-cash gain of $43.5 million recognized on the sale of non-core radio stations in exchange for a portfolio of 29 stations in five markets.
Interest Expense
Interest expense increased $63.9 million during 2015 compared to 2014 primarily due to the weighted average cost of debt increasing due to debt refinancing transactions that resulted in higher interest rates. Please refer to "Sources of Capital" for additional discussion of debt issuances and exchanges. Our weighted average cost of debt during 2015 and 2014 was 8.5% and 8.1%, respectively.
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
Loss on Extinguishment of Debt
In connection with the first quarter 2015 prepayment of iHeartCommunications' Term Loan B facility and Term Loan C-asset sale facility, we recognized a loss of $2.2 million.
During the fourth quarter of 2014, CC Finco, LLC ("CC Finco"), an indirect wholly-owned subsidiary of ours, repurchased $57.1 million aggregate principal amount of iHeartCommunications' 5.5% Senior Notes due 2016 and $120.0 million aggregate principal amount of iHeartCommunications' 10.0% Senior Notes due 2018 for a total of $159.3 million, including accrued interest, through open market purchases. In connection with these transactions, we recognized a net gain of $12.9 million.
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
During the first quarter of 2014, CC Finco repurchased $52.9 million aggregate principal amount of iHeartCommunications' outstanding 5.5% Senior Notes due 2014 and $9.0 million aggregate principal amount of iHeartCommunications' outstanding 4.9% Senior Notes due 2015 for a total of $63.1 million, including accrued interest, through open market purchases. In connection with these transactions, we recognized a loss of $3.9 million.
Other Income (Expense), Net

Other income of $13.1 million and $9.1 million for 2015 and 2014, respectively, primarily related to gains on foreign exchange transactions.
Income Tax Expense
The effective tax rate for the year ended December 31, 2015 was (13.4%) as compared to (8.3%) for the year ended December 31, 2014. The effective tax rate for 2015 was impacted by the $305.3 million valuation allowance recorded against our current period federal and state net operating losses due to the uncertainty of the ability to utilize those losses in future periods. The valuation allowance was recorded against the Company's current period federal and state net operating losses due to the uncertainty of the ability to utilize these losses in future periods.
The effective tax rate for the year ended December 31, 2014 was primarily impacted by the $339.8 million valuation allowance recorded during the period as additional deferred tax expense. The valuation allowance was recorded against a portion of the U.S. Federal and State net operating losses due to the uncertainty of the ability to utilize those losses in future periods. This expense was partially offset by $28.9 million in net tax benefits associated with a decrease in unrecognized tax benefits resulting from the expiration of statutes of limitations to assess taxes in the United Kingdom and several state jurisdictions.
iHM Results of Operations
Our iHM operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2015	2014	Change
Revenue	$3,284,320	$3,161,503	3.9%
Direct operating expenses	972,937	932,172	4.4%
SG&A expenses	1,065,066	1,013,407	5.1%
Depreciation and amortization	240,207	240,846	(0.3)%
Operating income	$1,006,110	$975,078	3.2%
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
iHM direct operating expenses increased $40.8 million during 2015 compared to 2014, primarily due to higher music license and performance royalties, higher lease expense as a result of the sale and subsequent leaseback of radio tower sites and higher radio programming costs. iHM SG&A expenses increased $51.7 million during 2015 compared to 2014 primarily due to higher barter and trade expenses, higher bad debt expense and investments in national and digital sales capabilities, partially offset by lower advertising and promotion expense and lower legal expense. Strategic revenue and efficiency spending included in SG&A expenses decreased $3.9 million compared to the same period last year.
Americas Outdoor Results of Operations
Our Americas outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2015	2014	Change
Revenue	$1,349,021	$1,350,623	(0.1)%
Direct operating expenses	597,382	605,771	(1.4)%
SG&A expenses	233,254	233,641	(0.2)%
Depreciation and amortization	204,514	203,928	0.3%
Operating income	$313,871	$307,283	2.1%
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
International Outdoor Results of Operations
Our International outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2015	2014	Change
Revenue	$1,457,183	$1,610,636	(9.5)%
Direct operating expenses	897,520	991,117	(9.4)%
SG&A expenses	298,250	314,878	(5.3)%
Depreciation and amortization	166,060	198,143	(16.2)%
Operating income	$95,353	$106,498	(10.5)%
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

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Years Ended December 31,
	2016	2015	2014
iHM	$1,080,615	$1,006,110	$975,078
Americas outdoor advertising	297,034	313,871	307,283
International outdoor advertising	116,178	95,353	106,498
Other	43,411	19,314	36,359
Impairment charges	(8,000)	(21,631)	(24,176)
Corporate expense (1)	(378,103)	(357,587)	(359,487)
Other operating income, net	353,556	94,001	40,031
Consolidated operating income	$1,504,691	$1,149,431	$1,081,586

(1)	Corporate expenses include expenses related to iHM, Americas outdoor, International outdoor and our Other category, as well as overall executive, administrative and support functions.
Share-Based Compensation Expense
We do not have any compensation plans under which we grant stock awards to employees. Certain employees receive equity awards from the equity incentive plans of our indirect parent, iHeartMedia, Inc. (“Parent”), and our subsidiary, CCOH.
Share-based compensation expenses are recorded in corporate expenses and were $13.1 million, $10.9 million and $10.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
As of December 31, 2016, there was $21.0 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of December 31, 2016, there was $26.4 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the years ended December 31, 2016, 2015 and 2014:

(In thousands)	Years Ended December 31,
	2016	2015	2014
Cash provided by (used for):
Operating activities	$(13,982)	$(77,304)	$245,116
Investing activities	$510,915	$30,234	$(88,682)
Financing activities	$(418,231)	$377,410	$(398,001)
Operating Activities
2016
Cash used for operating activities was $14.0 million in 2016 compared to $77.3 million of cash used for operating activities in 2015.  Our consolidated net loss in 2016 and 2015 included non-cash items of $195.0 million and $700.7 million, respectively. Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, loss on investments, equity in loss of nonconsolidated affiliates, (gain) loss on extinguishment of debt, and other reconciling items, net as presented on the face of the consolidated statement of cash flows.  The decrease in cash used for operating activities is primarily attributed to changes in working capital balances, particularly accounts receivable, which were driven primarily by improved collections.  Cash paid for interest was $77.8 million higher in 2016 compared to the prior year due to the timing of accrued interest payments and higher interest rates as a result of financing transactions.

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
Investing Activities
2016
Cash provided by investing activities of $510.9 million in 2016 primarily reflected net cash proceeds from the sale of nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas of $592.3 million in cash and certain advertising assets in Florida, and the sale of our outdoor business in Australia for $195.7 million, net of cash retained by the purchaser and closing costs. Those sale proceeds were partially offset by $314.7 million used for capital expenditures.  We spent $73.2 million for capital expenditures in our iHM segment primarily related to leasehold improvements and IT infrastructure, $81.4 million in our Americas outdoor segment primarily related to the construction of new advertising structures such as digital displays, $143.8 million in our International outdoor segment primarily related to street furniture advertising structures, $2.5 million in our Other category and $13.8 million by Corporate primarily related to equipment and software.
2015
Cash provided by investing activities of $30.2 million in 2015 primarily reflected proceeds of $369.9 million from the sale of broadcasting towers and related property and equipment, as well as proceeds of $34.3 million from the sale of our San Antonio office buildings, partially offset by closing costs incurred in relation to the sale of broadcasting towers of $10.0 million. We are leasing back a portion of the radio towers and related property and equipment, as well as the San Antonio office buildings, under long-term operating leases. Those sale proceeds were partially offset by $296.4 million used for capital expenditures and $85.8 million used to purchase businesses, investments and other operating assets.  We spent $63.8 million for capital expenditures in our iHM segment primarily related to leasehold improvements and IT infrastructure, $82.2 million in our Americas outdoor segment primarily related to the construction of new advertising structures such as digital displays, $132.6 million in our International outdoor segment primarily related to street furniture advertising and digital billboard structures, $2.0 million in our Other category and $15.8 million by Corporate primarily related to equipment and software.
2014
Cash used for investing activities of $88.7 million in 2014 primarily reflected capital expenditures of $318.2 million, partially offset by proceeds of $236.6 million primarily from the sale of our 50% interest in ARN and the sale of our 50% interest in Buspak.  We spent $53.9 million for capital expenditures in our iHM segment primarily related to leasehold improvements and IT infrastructure, $109.7 million in our Americas outdoor segment primarily related to the construction of new advertising structures such as digital displays, $117.5 million in our International outdoor segment primarily related to billboard and street furniture advertising structures, $2.2 million in our Other category, and $34.9 million by Corporate primarily related to equipment and software.

Financing Activities
2016
Cash used for financing activities of $418.2 million in 2016 primarily resulted from the purchase of iHeartCommunications'  10.0% Senior Notes due 2018 for an aggregate purchase price of $222.2 million, the payment at maturity of $192.9 million of 5.5% Senior Notes in December 2016, other payments on long-term debt and dividends paid to non-controlling interests, partially offset by net draws under iHeartCommunications'  receivables based credit facility of $100.0 million.
2015
Cash provided by financing activities of $377.4 million in 2015 primarily resulted from net draws under iHeartCommunications'  receivables based credit facility of $230.0 million, the net effect of the proceeds from the issuance of $950.0 million of 10.625% Priority Guarantee Notes due 2023 and proceeds from the issuance by CCIBV of $225.0 million of 8.75% Senior Notes due 2020, offset by the prepayment at par of $916.1 million of the loans outstanding under our term loan B facility, $15.2 million of the loans outstanding under our term loan C-asset sale facility and cash paid of $42.6 million to purchase CCOH’s Class A common stock.
2014
Cash used for financing activities of $398.0 million in 2014 primarily reflected payments on long-term debt and the payment by CCOH of a dividend to CCOH stockholders, partially offset by proceeds from the issuance of long-term debt.  iHeartCommunications received cash proceeds from the issuance by CCU Escrow Corporation of 10% Senior Notes due 2018 ($850.0 million in aggregate principal amount), the sale by a subsidiary of iHeartCommunications of 14% Senior Notes due 2021 to private purchasers ($227.0 million in aggregate principal amount) and the issuance to private purchasers of 9% Priority Guarantee Notes due 2022 ($1,000.0 million in aggregate principal amount).  This was partially offset by the redemption of $567.1 million principal amount outstanding of iHeartCommunications'  5.5% Senior Notes due 2014 (including $158.5 million principal amount of the notes held by a subsidiary of the Company) and $241.0 million principal amount outstanding of iHeartCommunications'  4.9% Senior Notes due 2015, the repayment of the full $247.0 million principal amount outstanding under iHeartCommunications'  receivables-based credit facility, and the prepayment of $974.9 million aggregate principal amount of the Term B facility due 2016 and $16.1 million aggregate principal amount of the Term loan C facility due 2016.  In addition, during 2014, CC Finco repurchased $239.0 million aggregate principal amount of notes, for a total purchase price of $222.4 million, including accrued interest.
Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, cash flow from operations, borrowing capacity under iHeartCommunications' domestic receivables based credit facility, subject to certain limitations contained in iHeartCommunications' material financing agreements and cash from liquidity-generating transactions. As of December 31, 2016, we had $845.0 million of cash on our balance sheet, including $542.0 million of cash held by our subsidiary, CCOH. Included in the cash held by CCOH is $180.1 million of cash held outside the U.S. It is our policy to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.  As of December 31, 2016, we had a borrowing base of $480.4 million under iHeartCommunications' receivables based credit facility, had $330.0 million of outstanding borrowings and had $36.8 million of outstanding letters of credit, resulting in $113.6 million of excess availability.  However, any incremental borrowings under iHeartCommunications' receivables based credit facility may be further limited by the terms contained in iHeartCommunications' material financing agreements.
Since the beginning of 2016, we successfully completed several transactions that had a positive impact on our liquidity. In the first quarter of 2016, we received $196.3 million as a dividend from CCOH funded with the proceeds of the December 2015 issuance of 8.75% Senior Notes due 2020 by Clear Channel International B.V. (“CCIBV”), an indirect subsidiary of the Company and of CCOH, and $486.5 million as a dividend from CCOH ($186.5 million net of iHeartCommunications' concurrent repayment of the Revolving Promissory Note) funded with the proceeds of a $300.0 million repayment under the Revolving Promissory note and the sale of CCOH's outdoor business in non-strategic Americas outdoor markets.  During the fourth quarter of 2016, CCOH sold its outdoor business in Australia for cash proceeds of $195.7 million, net of cash retained by the purchaser and closing costs and we incurred $100.0 million of additional borrowings under our receivables based credit facility.  On February 9, 2017, CCOH declared a special dividend of $282.5 million using a portion of the proceeds from the sales of certain non-strategic U.S. outdoor markets and of our Australia outdoor business. We received on February 23, 2017 89.9% of the dividend or approximately $254.0 million, with the remaining 10.1% or approximately $28.5 million paid to public stockholders of CCOH. These transactions improved our liquidity position in the short term. We are currently exploring, and expect to continue to explore, a variety of other transactions to provide us with additional liquidity. We cannot assure you that we will enter into or consummate any such liquidity-generating transactions, or that such transactions will provide sufficient cash to satisfy our liquidity needs, and any such transactions, if consummated, could adversely affect us in other ways. Future liquidity-generating transactions could have the effect of further increasing our annual cash interest payment obligations, reducing our cash flow from operations or reducing cash available for capital expenditures and other business initiatives.
Our primary uses of liquidity are to fund our working capital, debt service, capital expenditures and other obligations.  At December 31, 2016, we had debt maturities totaling $343.5 million, $559.1 million and $8,369.0 million in 2017, 2018 and 2019, respectively. On February 7, 2017, we exchanged $234.9 million of our 10.0% Senior Notes due 2018, net of $241.4 million of such notes held by our subsidiaries, for $234.9 million principal amount of newly-issued 11.25% Priority Guarantee Notes due 2021. A substantial amount of our cash requirements are for debt service obligations.  During the year ended December 31, 2016, we spent $2,081.3 million of cash on payments of principal and interest on our debt, net of facility draws and proceeds received, compared to $1,219.5 million in the year ended December 31, 2015. We anticipate having approximately $1.7 billion of cash interest payment obligations in 2017, compared to $1.8 billion of cash interest payments in 2016.  Our significant interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns, reduce our liquidity over time and could negatively affect iHeartCommunications' ability to obtain additional financing in the future.
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
On July 15, 2016, Broader Media, LLC, our indirect wholly-owned subsidiary, repurchased approximately $383.0 million aggregate principal amount of iHeartCommunications' 10.0% Senior Notes due 2018 for an aggregate purchase price of approximately $222.2 million. The repurchase effectively reduces the principal amount of our debt maturing in 2018 by $383.0 million and our consolidated annual cash interest obligations by $38.3 million, because principal and interest payments made to our wholly-owned subsidiary are eliminated in consolidation. On February 7, 2017, we completed an exchange offer of $476.4 million principal amount of our 10.0% Senior Notes due 2018 for $476.4 million principal amount of newly-issued 11.25% Priority Guarantee Notes due 2021. Of the $476.4 million principal amount of 11.25% Priority Guarantee Notes due 2021 issued in the exchange offer, $241.4 million principal amount was issued to subsidiaries of iHeartCommunications that exchanged 10.0% Senior Notes due 2018 in the exchange offer. We may make additional repurchases of indebtedness of iHeartCommunications in the future. In addition, we frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue dispositions or acquisitions, which could be material.  iHeartCommunications' and iHeartCommunications' subsidiaries’ significant amount of indebtedness may limit our ability to pursue dispositions or acquisitions.  The terms of our existing or future debt agreements may also restrict our ability to engage in these transactions.
On November 17, 2016, we incurred $100.0 million of additional borrowings under our receivables based credit facility, and as of December 31, 2016, we had total outstanding borrowings of $330.0 million under this facility. Due to the seasonal variations in our business, we made a repayment of $25.0 million on January 31, 2017, and we expect our borrowing base and excess availability to decrease in the first quarter of 2017. As a result, we may be required to repay an additional portion of our outstanding borrowings under this facility during the first quarter of 2017. The receivables based credit facility has a maturity date of December 24, 2017.
During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures.  We adopted this standard for the year ended December 31, 2016. Under this standard, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods.
In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern within 12 months after our financial statements were issued

(February 23, 2017). Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due before February 23, 2018. Our forecast of future cash flows indicates that such cash flows would not be sufficient for us to meet our obligations, including payment of the outstanding receivables based credit facility balance at maturity, as they become due in the ordinary course of business for a period of 12 months following February 23, 2017. We plan to refinance or extend the receivables based credit facility for to a date at least 12 months after February 23, 2017 with terms similar to the facility's current terms.
Management believes the refinancing or extension of the maturity of the receivables based credit facility is probable of being executed as we have successfully extended the maturity date of this receivables based credit facility in the past, and the facility has a first-priority lien on the accounts receivable of iHeartCommunications and certain of its subsidiaries. Management's plan to refinance or extend the due date of the receivables based credit facility, combined with current funds and expected future cash flows, are considered to be sufficient to enable us to meet our obligations as they become due in the ordinary course of business for a period of 12 months following the date these financial statements are issued. This belief assumes, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements, which include promoting spending in our industries and capitalizing on our diverse geographic and product opportunities, including the continued investment in our media and entertainment initiatives and continued deployment of digital displays. There is no assurance we will be able to achieve our forecasted operating cash flows or that the receivables based credit facility will be extended in a timely manner or on terms acceptable to us, or at all. If one or more of these factors do not occur as expected, it could cause a default under one or more of the agreements governing our indebtedness. In addition to the transactions described above, we have from time to time been engaged in discussions with some of the holders of our indebtedness regarding proposed modifications to the terms of that indebtedness and other changes to our capital structure, but those discussions have not resulted in any agreements to date. We have considered and will continue to evaluate potential transactions to improve our capital structure and address our liquidity constraints and we have retained advisers to assist with the assessment of a potential debt restructuring transaction. See "-Potential Restructuring of Our Indebtedness." If our future cash flows from operations, refinancing sources and liquidity-generating transactions are insufficient to service our debt or to fund our other liquidity needs, and if we are unable to refinancing or extend the maturity of the receivables based credit facility or complete a debt restructuring transaction, we may be forced to reduce or delay our business activities and capital expenditures, sell material assets, seek additional capital or be required to file for bankruptcy court protection.  We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.
Except as set forth below under "-Non-Payment of $57.1 million of iHeartCommunications Legacy Notes Held by an Affiliate," we were in compliance with the covenants contained in iHeartCommunications' material financing agreements as of December 31, 2016, including the maximum consolidated senior secured net debt to consolidated EBITDA limitation contained in iHeartCommunications' senior secured credit facilities.  However, our future results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants.  These covenants include a requirement in our senior secured credit facilities that we receive an opinion from our auditors in connection with our year-end audit that is not subject to a "going concern" or like qualification or exception. Our ability to comply with these covenants in the future may be affected by events beyond our control, including the uncertainties described above and prevailing economic, financial and industry conditions. The breach of any covenants set forth in iHeartCommunications' financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be immediately due and payable. Moreover, the lenders under the receivables based credit facility under iHeartCommunications' senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. If we are unable to repay iHeartCommunications' obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of iHeartCommunications' material financing agreements could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities and the indentures governing our outstanding bonds is $100.0 million. The default resulting from non-payment of the $57.1 million of 5.50% Senior Notes described below is below the $100.0 million cross-default threshold in iHeartCommunications' debt documents.
Non-Payment of $57.1 Million of iHeartCommunications Legacy Notes Held by an Affiliate
Our wholly-owned subsidiary, Clear Channel Holdings, Inc. ("CCH"), owns $57.1 million aggregate principal amount of our 5.50% Senior Notes due 2016 (the "5.50% Senior Notes"). On December 9, 2016, a special committee of our independent directors decided to not repay the $57.1 million principal amount of the 5.50% Senior Notes held by CCH when the notes matured on December 15, 2016. On December 12, 2016, we informed CCH that we did not intend to repay the $57.1 million principal amount of the 5.50% Senior Notes held by CCH when the notes matured on December 15, 2016. CCH informed us that, while it retains its right to exercise remedies under the indenture governing the 5.50% Senior Notes (the "legacy notes indenture") in the future, it does not currently intend to, and it does not currently intend to request that the trustee, seek to collect principal amounts due or exercise or request enforcement of any remedy with respect to the nonpayment of such principal amount under the legacy notes indenture. As a result, $57.1 million of the 5.50% Senior Notes remain outstanding. We repaid the other $192.9 million of 5.50% Senior Notes held by other holders, and we intend to continue to pay interest on the 5.50% Senior Notes held by CCH for so long as such notes continue to remain outstanding.
For as long as we have at least $500 million of legacy notes outstanding, including the $57.1 million of 5.50% Senior Notes currently held by CCH, we will not have an obligation to grant certain additional security interests in favor of certain of our lenders and holders of our existing priority guarantee notes or the holders of our legacy notes under the "springing lien" described in the agreements governing that indebtedness, and the limitations existing with respect to the existing security interests will remain in place until up to 60 days following the date on which not more than $500 million aggregate principal amount of the legacy notes remain outstanding.
Potential Restructuring of Our Indebtedness
We have been reviewing a number of potential alternatives regarding our outstanding indebtedness. These alternatives include refinancings, exchange offers, consent solicitations, the issuance of new indebtedness, amendments to the terms of our existing indebtedness and/or other transactions. We may enter into discussions with holders of our indebtedness with respect to these alternatives. Among these alternatives is a global restructuring that would, on a consensual basis, seek to modify the terms of substantially all of our outstanding indebtedness. We may offer to exchange the indebtedness under our senior secured credit facilities, all of our priority guarantee notes, our legacy notes and/or our senior notes due 2021 for new debt and/or equity securities of our parent and/or subsidiary companies. In conjunction with any such transactions, we may seek consents to amend the documents governing our indebtedness to amend or eliminate certain covenants or collateral provisions.
Because the terms of any such transactions will be subject to negotiations with the holders of our indebtedness, they may differ materially from those described above and are, to a large extent, outside of our control. There can be no assurance that we will be able to complete any such transactions, and, as no decision with respect to the terms of any such transactions has been made, we may decide not to pursue any such transactions. If we are unable to complete any such transactions, we may be required to file for bankruptcy court protection.
Although we will continue to have a substantial amount of indebtedness outstanding even if we are able to consummate a restructuring of our indebtedness, we believe that such a restructuring would benefit our stakeholders by significantly improving our capital structure and preventing us from having to file for bankruptcy. A bankruptcy filing could be more costly than a restructuring of our indebtedness and could significantly damage our key assets including our relationships with advertisers, consumers, business partners, suppliers, customers and creditors, and significantly harm our brand.

Sources of Capital
As of December 31, 2016 and 2015, we had the following debt outstanding, net of cash and cash equivalents:

	December 31,
(In millions)	2016	2015
Senior Secured Credit Facilities:
Term Loan D Facility Due 2019	$5,000.0	$5,000.0
Term Loan E Facility Due 2019	1,300.0	1,300.0
Receivables Based Credit Facility Due 2017(1)	330.0	230.0
9.0% Priority Guarantee Notes Due 2019	1,999.8	1,999.8
9.0% Priority Guarantee Notes Due 2021	1,750.0	1,750.0
11.25% Priority Guarantee Notes Due 2021(2)	575.0	575.0
9.0% Priority Guarantee Notes Due 2022	1,000.0	1,000.0
10.625% Priority Guarantee Notes Due 2023	950.0	950.0
Subsidiary Revolving Credit Facility due 2018(3)	—	—
Other Secured Subsidiary Debt	21.0	25.2
Total Secured Debt	$12,925.8	$12,830.0

14.0% Senior Notes Due 2021	1,729.2	1,695.1
iHeartCommunications Legacy Notes:
5.5% Senior Notes Due 2016(4)	—	192.9
6.875% Senior Notes Due 2018	175.0	175.0
7.25% Senior Notes Due 2027	300.0	300.0
10.0% Senior Notes Due 2018(2)	347.0	730.0
Subsidiary Senior Notes:
6.5% Series A Senior Notes Due 2022	735.8	735.8
6.5% Series B Senior Notes Due 2022	1,989.2	1,989.2
Subsidiary Senior Subordinated Notes:
7.625% Series A Senior Notes Due 2020	275.0	275.0
7.625% Series B Senior Notes Due 2020	1,925.0	1,925.0
Subsidiary 8.75% Senior Notes due 2020	225.0	225.0
Other Subsidiary Debt	28.0	0.2
Purchase accounting adjustments and original issue discount	(167.0)	(204.6)
Long-term debt fees	(123.0)	(148.0)
Total Debt	$20,365.0	$20,720.6
Less: Cash and cash equivalents	845.0	772.7
	$19,520.0	$19,947.9

(1)
The receivables based credit facility provides for borrowings of up to the lesser of $535.0 million (the revolving credit commitment) or the borrowing base amount, as defined under the receivables based credit facility, subject to certain limitations contained in iHeartCommunications' material financing agreements. As of December 31, 2016, we had $113.6 million of availability under the receivables based credit facility.

(2)
On July 15, 2016, Broader Media, LLC, our indirect wholly-owned subsidiary, repurchased approximately $383.0 million aggregate principal amount of iHeartCommunications' 10.0% Senior Notes due 2018 for an aggregate purchase price of approximately $222.2 million. On February 7, 2017, we completed an exchange offer of $476.4 million principal amount of our 10.0% Senior Notes due 2018 for $476.4 million principal amount of newly-issued 11.25% Priority Guarantee Notes due 2021, which were issued as “additional notes” under the indenture governing the 11.25% Priority Guarantee Notes due 2021. Of the $476.4 million principal amount of 11.25% Priority Guarantee Notes due 2021 issued in the exchange offer, $241.4 million principal amount was issued to subsidiaries of iHeartCommunications that exchanged 10.0% Senior Notes due 2018 in the exchange offer.

(3)	The subsidiary revolving credit facility provides for borrowings of up to $75.0 million (the revolving credit commitment).

(4)
In December 2016, iHeartCommunications repaid at maturity $192.9 million of 5.5% Senior Notes due 2016 and did not pay $57.1 million of the notes held by a subsidiary of the Company. The $57.1 million of aggregate principal amount remains outstanding and is eliminated for purposes of consolidation of the Company’s financial statements.

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
On October 4, 2016, iHeartCommunications announced the successful completion of the solicitation of consents (the “Consent Solicitation”) from holders of its outstanding Senior Notes due 2021 (the “2021 Notes”) to an amendment to the indenture governing the 2021 Notes (the “2021 Notes Indenture”) to increase the aggregate principal amount of indebtedness under Credit Facilities (as defined in the 2021 Notes Indenture) permitted to be incurred under Section 4.09(b)(1) of the 2021 Notes Indenture by $500.0 million to $17.3 billion. iHeartCommunications paid an aggregate consent fee of $8.6 million to holders of the 2021 Notes that consented to the amendment in accordance with the terms of the Consent Solicitation.
On December 12, 2016, iHeartCommunications announced the results and expiration of the six separate consent solicitations (the "Consent Solicitations") with respect to its 2021 Notes and its five series of priority guarantee notes. Holders of 2021 Notes representing approximately 81.5% of the outstanding principal amount of the 2021 Notes (excluding any 2021 Notes held by the Company or its affiliates), consented to the proposed amendment (the "Proposed Amendment") to Section 9.07 of the indenture governing the 2021 Notes Indenture. The Proposed Amendment allows the Company to exclude, in any offer to consent, waive or amend any of the terms or provisions of the 2021 Notes Indenture or the Senior Notes in connection with an exchange offer, any holders of Notes who are not institutional “accredited investors,” who are not non-“U.S. persons”, or those in foreign jurisdictions whose inclusion would require the Company to comply with the registration requirements or other similar requirements under any securities laws of such foreign jurisdiction or would be unlawful. iHeartCommunications paid an aggregate consent fee of $1.7 million to holders of the 2021 Notes that consented to the amendment in accordance with the terms of the Consent Solicitation and will pay a contingent fee of $2.6 million to such holders upon the completion of an exchange offer in which the Company relies on the changes effected by the Proposed Amendment.
iHeartCommunications also announced the expiration of its consent solicitations with respect to its five series of priority guarantee notes. Because iHeartCommunications did not receive consents from holders representing a majority of the aggregate principal amount of each of its five series of priority guarantee notes outstanding, the Proposed Amendment was not effected with respect to the priority guarantee notes and no fixed fee or contingent fee will be paid to holders of such notes.
Senior Secured Credit Facilities
As of December 31, 2016, iHeartCommunications had a total of $6,300.0 million outstanding under its senior secured credit facilities, consisting of:

•	a $5.0 billion term loan D, which matures on January 30, 2019; and

•	a $1.3 billion term loan E, which matures on July 30, 2019.
iHeartCommunications may raise incremental term loans of up to (a) $1.5 billion, plus (b) the excess, if any, of (x) 0.65 times pro forma consolidated EBITDA (as calculated in the manner provided in the senior secured credit facilities documentation), over (y) $1.5 billion, plus (c) the aggregate amount of certain principal prepayments made in respect of the term loans under the senior secured credit facilities. Availability of such incremental term loans is subject, among other things, to the absence of any default, pro forma compliance with the financial covenant and the receipt of commitments by existing or additional lenders.
iHeartCommunications is the primary borrower under the senior secured credit facilities, and certain of its domestic restricted subsidiaries are co-borrowers under a portion of the term loan facilities.

Interest Rate and Fees
Borrowings under iHeartCommunications' senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at iHeartCommunications' option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent or (B) the Federal funds effective rate from time to time plus 0.50%, or (ii) a Eurocurrency rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs.
The margin percentages applicable to the term loan facilities are the following percentages per annum:

•	with respect to loans under the term loan D, (i) 5.75% in the case of base rate loans and (ii) 6.75% in the case of Eurocurrency rate loans; and

•	with respect to loans under the term loan E, (i) 6.50% in the case of base rate loans and (ii) 7.50% in the case of Eurocurrency rate loans.
The margin percentages are subject to adjustment based upon iHeartCommunications' leverage ratio.
Prepayments
The senior secured credit facilities require iHeartCommunications to prepay outstanding term loans, subject to certain exceptions, with:

•
50% (which percentage may be reduced to 25% and to 0% based upon iHeartCommunications' leverage ratio) of iHeartCommunications' annual excess cash flow (as calculated in accordance with the senior secured credit facilities), less any voluntary prepayments of term loans and subject to customary credits;

•	100% of the net cash proceeds of sales or other dispositions of specified assets being marketed for sale (including casualty and condemnation events), subject to certain exceptions;

•
100% (which percentage may be reduced to 75% and 50% based upon iHeartCommunications' leverage ratio) of the net cash proceeds of sales or other dispositions by iHeartCommunications or its wholly-owned restricted subsidiaries of assets other than specified assets being marketed for sale, subject to reinvestment rights and certain other exceptions;

•
100% of the net cash proceeds of (i) any incurrence of certain debt, other than debt permitted under iHeartCommunications' senior secured credit facilities, (ii) certain securitization financing, (iii) certain issuances of Permitted Additional Notes (as defined in the senior secured credit facilities) and (iv) certain issuances of Permitted Unsecured Notes and Permitted Senior Secured Notes (as defined in the senior secured credit facilities); and

•
Net cash proceeds received by iHeartCommunications as dividends or distributions from indebtedness incurred at CCOH provided that the Consolidated Leverage Ratio of CCOH is no greater than 7.00 to 1.00.

The foregoing prepayments will be applied at iHeartCommunications' option to the term loans (on a pro rata basis) in one of the following cases: (i) first to outstanding term loan D and second to outstanding term loan E, (ii) first to outstanding term loan E and second to outstanding term loan D or (iii) ratably to outstanding term loan D and term loan E.
iHeartCommunications may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency rate loans.
Collateral and Guarantees
The senior secured credit facilities are guaranteed by iHeartCommunications and each of iHeartCommunications' existing and future material wholly-owned domestic restricted subsidiaries, subject to certain exceptions.
All obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured, subject to permitted liens, including prior liens permitted by the indenture governing iHeartCommunications' legacy notes, and other exceptions, by:

•	a lien on the capital stock of iHeartCommunications;

•	100% of the capital stock of any future material wholly-owned domestic license subsidiary that is not a “Restricted Subsidiary” under the indenture governing iHeartCommunications' legacy notes;

•	certain assets that do not constitute “principal property” (as defined in the indenture governing iHeartCommunications' legacy notes);

•
certain specified assets of iHeartCommunications and the guarantors that constitute “principal property” (as defined in the indenture governing iHeartCommunications' legacy notes) securing obligations under the senior secured credit facilities up to the maximum amount permitted to be secured by such assets without requiring equal and ratable security under the indenture governing iHeartCommunications' legacy notes; and

•
a lien on the accounts receivable and related assets securing iHeartCommunications' receivables based credit facility that is junior to the lien securing iHeartCommunications' obligations under such credit facility.

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
The following table reflects a reconciliation of consolidated EBITDA (as defined by iHeartCommunications' senior secured credit facilities) to operating income and net cash provided by operating activities for the four quarters ended December 31, 2016:

Four Quarters Ended
(In Millions)	December 31, 2016
Consolidated EBITDA (as defined by iHeartCommunications' senior secured credit facilities)	$1,844.9
Less adjustments to consolidated EBITDA (as defined by iHeartCommunications' senior secured credit facilities):
Costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities	(34.6)
Extraordinary, non-recurring or unusual gains or losses or expenses and severance (as referenced in the definition of consolidated EBITDA in iHeartCommunications' senior secured credit facilities)	(42.9)
Non-cash charges	(8.2)
Other items	45.5
Less: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	(300.0)
Operating income	1,504.7
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets, and Share-based compensation expense	290.6
Less: Interest expense	(1,850.0)
Less: Current income tax expense	(47.7)
Plus: Other income (expense), net	(73.1)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	130.5
Change in assets and liabilities, net of assets acquired and liabilities assumed	31.0
Net cash used for operating activities	$(14.0)
The maximum ratio permitted under this financial covenant for the four quarters ended December 31, 2016 was 8.75:1.  At December 31, 2016, the ratio was 6.6:1.
In addition, the senior secured credit facilities include negative covenants that, subject to significant exceptions, limit iHeartCommunications' ability and the ability of its restricted subsidiaries to, among other things:

•	incur additional indebtedness;

•	create liens on assets;

•	engage in mergers, consolidations, liquidations and dissolutions;

•	sell assets;

•	pay dividends and distributions or repurchase iHeartCommunications' capital stock;

•	make investments, loans, or advances;

•	prepay certain junior indebtedness;

•	engage in certain transactions with affiliates;

•	amend material agreements governing certain junior indebtedness; and

•	change lines of business.
The senior secured credit facilities include certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, the invalidity of material provisions of the senior secured credit facilities documentation, the failure of collateral under the security documents for the senior secured credit facilities, the failure of the senior secured credit facilities to be senior debt under the subordination provisions of certain of iHeartCommunications' subordinated debt and a change of control. If an event of default occurs, the lenders under the senior secured credit facilities will be entitled to take various actions, including the acceleration of all amounts due under the senior secured credit facilities and all actions permitted to be taken by a secured creditor.
Receivables Based Credit Facility
On November 17, 2016, we incurred $100.0 million of additional borrowings under our receivables based credit facility. As of December 31, 2016, there was $330.0 million aggregate principal amount outstanding under iHeartCommunications' receivables based credit facility. On January 31, 2017, iHeartCommunications prepaid $25.0 million of the amount borrowed under its receivables based credit facility, bringing its total outstanding borrowings under this facility to $305.0 million.
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
Interest Rate and Fees
Borrowings under the receivables based credit facility bear interest at a rate per annum equal to an applicable margin plus, at iHeartCommunications' option, either (i) a base rate determined by reference to the highest of (a) the prime rate of Citibank, N.A. and (b) the Federal Funds rate plus 0.50% or (ii) a Eurocurrency rate determined by reference to the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) for Eurodollar deposits for the interest period relevant to such borrowing. The applicable margin for borrowings under the receivables based credit facility ranges from 1.50% to 2.00% for Eurocurrency borrowings and from 0.50% to 1.00% for base-rate borrowings, depending on average daily excess availability under the receivables based credit facility during the prior fiscal quarter.
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
Maturity
Borrowings under the receivables based credit facility will mature, and lending commitments thereunder will terminate, on the fifth anniversary of the effectiveness of the receivables based credit facility, which is December 24, 2017.
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

Guarantees and Security
The facility is guaranteed by, subject to certain exceptions, the guarantors of iHeartCommunications' senior secured credit facilities. All obligations under the receivables based credit facility, and the guarantees of those obligations, are secured by a perfected security interest in all of iHeartCommunications' and all of the guarantors’ accounts receivable and related assets and proceeds thereof that is senior to the security interest of iHeartCommunications' senior secured credit facilities in such accounts receivable and related assets and proceeds thereof, subject to permitted liens, including prior liens permitted by the indenture governing certain of iHeartCommunications' legacy notes, and certain exceptions.
Certain Covenants and Events of Default
If borrowing availability is less than the greater of (a) $50.0 million and (b) 10% of the aggregate commitments under the receivables based credit facility, in each case, for five consecutive business days (a “Liquidity Event”), iHeartCommunications will be required to comply with a minimum fixed charge coverage ratio of at least 1.00 to 1.00 for fiscal quarters ending on or after the occurrence of the Liquidity Event, and will be continued to comply with this minimum fixed charge coverage ratio until borrowing availability exceeds the greater of (x) $50.0 million and (y) 10% of the aggregate commitments under the receivables based credit facility, in each case, for 30 consecutive calendar days, at which time the Liquidity Event shall no longer be deemed to be occurring. In addition, the receivables based credit facility includes negative covenants that, subject to significant exceptions, limit iHeartCommunications' ability and the ability of its restricted subsidiaries to, among other things:

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
The receivables based credit facility includes certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments and a change of control. If an event of default occurs, the lenders under the receivables based credit facility will be entitled to take various actions, including the acceleration of all amounts due under iHeartCommunications' receivables based credit facility and all actions permitted to be taken by a secured creditor.
9.0% Priority Guarantee Notes due 2019
As of December 31, 2016, iHeartCommunications had outstanding $2.0 billion aggregate principal amount of 9.0% priority guarantee notes due 2019 (the “9.0% Priority Guarantee Notes due 2019”).
The 9.0% Priority Guarantee Notes due 2019 mature on December 15, 2019 and bear interest at a rate of 9.0% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. The 9.0% Priority Guarantee Notes due 2019 are iHeartCommunications' senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture. The 9.0% Priority Guarantee Notes due 2019 and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) the capital stock of iHeartCommunications and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain Legacy Notes of iHeartCommunications), in each case equal in priority to the liens securing the obligations under iHeartCommunications' senior secured credit facilities, the 9.0% Priority Guarantee Notes due 2021, the 11.25% Priority Guarantee Notes due 2021, 9.0% Priority Guarantee Notes due 2022 and the 10.625% Priority Guarantee Notes due 2023, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing iHeartCommunications' receivables based credit facility junior in priority to the lien securing iHeartCommunications' obligations thereunder, subject to certain exceptions. In addition to the collateral granted to secure the 9.0% Priority Guarantee Notes due 2019, the collateral agent and the trustee for the 9.0% Priority Guarantee Notes due 2019 entered into an agreement with the administrative agent for the lenders under the senior secured credit facilities to turn over to the trustee under the 9.0% Priority Guarantee Notes due 2019, for the benefit of the holders of the 9.0% Priority Guarantee Notes due 2019, a pro rata share of any recovery received on account of the principal properties, subject to certain terms and conditions.
iHeartCommunications may redeem the 9.0% Priority Guarantee Notes due 2019, in whole or in part, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.

The indenture governing the 9.0% Priority Guarantee Notes due 2019 contains covenants that limit iHeartCommunications' ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of iHeartCommunications' existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of iHeartCommunications' assets. The indenture contains covenants that limit our and iHeartCommunications' ability and the ability of its restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the 9.0% Priority Guarantee Notes due 2019. The indenture also provides for customary events of default.
9.0% Priority Guarantee Notes due 2021
As of December 31, 2016, iHeartCommunications had outstanding $1.75 billion aggregate principal amount of 9.0% priority guarantee notes due 2021 (the “9.0% Priority Guarantee Notes due 2021”).
The 9.0% Priority Guarantee Notes due 2021 mature on March 1, 2021 and bear interest at a rate of 9.0% per annum, payable semi-annually in arrears on March 1 and September 1 of each year. The 9.0% Priority Guarantee Notes due 2021 are iHeartCommunications' senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture. The 9.0% Priority Guarantee Notes due 2021 and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) the capital stock of iHeartCommunications and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain Legacy Notes of iHeartCommunications), in each case equal in priority to the liens securing the obligations under iHeartCommunications' senior secured credit facilities, the 9.0% Priority Guarantee Notes due 2019, the 11.25% Priority Guarantee Notes due 2021, the 9.0% Priority Guarantee Notes due 2022 and the 10.625% Priority Guarantee Notes due 2023, subject to certain exceptions and (ii) a lien on the accounts receivable and related assets securing iHeartCommunications' receivables based credit facility junior in priority to the lien securing iHeartCommunications' obligations thereunder, subject to certain exceptions.
iHeartCommunications may redeem the 9.0% Priority Guarantee Notes due 2021, in whole or part, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.
The indenture governing the 9.0% Priority Guarantee Notes due 2021 contains covenants that limit iHeartCommunications' ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of iHeartCommunications' existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of iHeartCommunications' assets. The indenture contains covenants that limit our and iHeartCommunications' ability and the ability of its restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the 9.0% Priority Guarantee Notes due 2021. The indenture also provides for customary events of default.
11.25% Priority Guarantee Notes due 2021
As of December 31, 2016, iHeartCommunications had outstanding $575.0 million aggregate principal amount of 11.25% Priority Guarantee Notes due 2021 (the “11.25% Priority Guarantee Notes due 2021”). On February 7, 2017, we completed an exchange offer of $476.4 million principal amount of our 10.0% Senior Notes due 2018 for $476.4 million principal amount of newly-issued 11.25% Priority Guarantee Notes due 2021, which were issued as “additional notes” under the indenture governing the 11.25% Priority Guarantee Notes due 2021. Of the $476.4 million principal amount of 11.25% Priority Guarantee Notes due 2021 issued in the exchange offer, $241.4 million principal amount was issued to subsidiaries of iHeartCommunications that exchanged 10.0% Senior Notes due 2018 in the exchange offer.
The 11.25% Priority Guarantee Notes due 2021 mature on March 1, 2021 and bear interest at a rate of 11.25% per annum, payable semi-annually in arrears on March 1 and September 1 of each year. The 11.25% Priority Guarantee Notes due 2021 are iHeartCommunications' senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture governing such notes. The 11.25% Priority Guarantee Notes due 2021 and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) the capital stock of iHeartCommunications and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain Legacy Notes of iHeartCommunications), in each case equal in priority to the liens securing the obligations under iHeartCommunications' senior secured credit facilities, the 9.0% Priority Guarantee Notes due 2019, the 9.0% Priority Guarantee Notes due 2021, the 9.0% Priority Guarantee Notes due 2022 and the 10.625% Priority Guarantee Notes due 2023, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing iHeartCommunications' receivables based credit facility junior in priority to the lien securing iHeartCommunications' obligations thereunder, subject to certain exceptions.

iHeartCommunications may redeem the 11.25% Priority Guarantee Notes due 2021, in whole or in part, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.
The indenture governing the 11.25% Priority Guarantee Notes due 2021 contains covenants that limit iHeartCommunications' ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of iHeartCommunications' existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of iHeartCommunications' assets. The indenture contains covenants that limit our and iHeartCommunications' ability and the ability of its restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the 11.25% Priority Guarantee Notes due 2021. The indenture also provides for customary events of default.
9.0% Priority Guarantee Notes due 2022
As of December 31, 2016, iHeartCommunications had outstanding $1.0 billion aggregate principal amount of 9.0% priority guarantee notes due 2022 (the “9.0% Priority Guarantee Notes due 2022”).
The 9.0% Priority Guarantee Notes due 2022 mature on September 15, 2022 and bear interest at a rate of 9.0% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. The 9.0% Priority Guarantee Notes due 2022 are iHeartCommunications senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture. The 9.0% Priority Guarantee Notes due 2022 and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) the capital stock of iHeartCommunications and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain Legacy Notes of iHeartCommunications), in each case equal in priority to the liens securing the obligations under iHeartCommunications' senior secured credit facilities, the 9.0% Priority Guarantee Notes due 2019, the 9.0% Priority Guarantee Notes due 2021, the 11.25% Priority Guarantee Notes due 2021 and the 10.625% Priority Guarantee Notes due 2023, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing iHeartCommunications' receivables based credit facility junior in priority to the lien securing iHeartCommunications' obligations thereunder, subject to certain exceptions.
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
The indenture governing the 9.0% Priority Guarantee Notes due 2022 contains covenants that limit iHeartCommunications' ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of iHeartCommunications' existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of iHeartCommunications' assets. The indenture contains covenants that limit our and iHeartCommunications' ability and the ability of its restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the 9.0% Priority Guarantee Notes due 2022. The indenture also provides for customary events of default.
10.625% Priority Guarantee Notes due 2023
As of December 31, 2016, iHeartCommunications had outstanding $950.0 million aggregate principal amount of 10.625% priority guarantee notes due 2023 (the “10.625% Priority Guarantee Notes due 2023”).
The 10.625% Priority Guarantee Notes due 2023 mature on March 15, 2023 and bear interest at a rate of 10.625% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. The 10.625% Priority Guarantee Notes due 2023 are iHeartCommunications' senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture. The 10.625% Priority Guarantee Notes due 2023 and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) the capital stock of iHeartCommunications and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain Legacy Notes of

iHeartCommunications), in each case equal in priority to the liens securing the obligations under iHeartCommunications' senior secured credit facilities, the 9.0% Priority Guarantee Notes due 2019, the 9.0% Priority Guarantee Notes due 2021, the 11.25% Priority Guarantee Notes due 2021 and the 9.0% Priority Guarantee Notes due 2022, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing iHeartCommunications' receivables based credit facility junior in priority to the lien securing iHeartCommunications' obligations thereunder, subject to certain exceptions.
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
The indenture governing the 10.625% Priority Guarantee Notes due 2023 contains covenants that limit iHeartCommunications' ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of iHeartCommunications' existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of iHeartCommunications' assets. The indenture contains covenants that limit our and iHeartCommunications' ability and the ability of their restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the 10.625% Priority Guarantee Notes due 2023. The indenture also provides for customary events of default.
Subsidiary Senior Revolving Credit Facility due 2018
During the third quarter of 2013, CCOH entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital needs, to issue letters of credit and for other general corporate purposes.  At December 31, 2016, there were no amounts outstanding under the revolving credit facility, and $65.4 million of letters of credit under the revolving credit facility, which reduce availability under the facility.
The revolving credit facility contains a springing covenant that requires CCOH to maintain a secured leverage ratio (as defined in the revolving credit facility) of not more than 1.5:1 that is tested at the end of a quarter if availability under the facility is less than 75% of the aggregate commitments under the facility as of the end of the quarter.  CCOH was in compliance with the secured leverage ratio covenant as of December 31, 2016.
14.0% Senior Notes due 2021
As of December 31, 2016, iHeartCommunications had outstanding approximately $1.7 billion of aggregate principal amount of 14.0% Senior Notes due 2021 (net of $440.6 million principal amount held by a subsidiary of iHeartCommunications).
On October 4, 2016, iHeartCommunications announced the successful completion of the solicitation of consents (the "Consent Solicitation") from holders of its outstanding Senior Notes due 2021 (the "2021 Notes") to an amendment to the indenture governing the 2021 Notes (the "2021 Notes Indenture") to increase the aggregate principal amount of indebtedness under Credit Facilities (as defined in the 2021 Notes Indenture) permitted to be incurred under Section 4.09(b)(1) of the 2021 Notes Indenture by $500.0 million to $17.3 billion. iHeartCommunications paid an aggregate consent fee of $8.6 million to holders of the 2021 Notes that consented to the amendment in accordance with the terms of the Consent Solicitation.
On December 12, 2016, iHeartCommunications announced the results and expiration of the six separate consent solicitations (the "Consent Solicitations") with respect to its 2021 Notes and its five series of priority guarantee notes. Holders of 2021 Notes representing approximately 81.5% of the outstanding principal amount of the 2021 Notes (excluding any 2021 Notes held by the Company or its affiliates), consented to the proposed amendment (the "Proposed Amendment") to Section 9.07 of the indenture governing the 2021 Notes Indenture. The Proposed Amendment allows the Company to exclude, in any offer to consent, waive or amend any of the terms or provisions of the 2021 Notes Indenture or the Senior Notes in connection with an exchange offer, any holders of Notes who are not institutional "accredited investors," who are not non-"U.S. persons", or those in foreign jurisdictions whose inclusion would require the Company to comply with the registration requirements or other similar requirements under any securities laws of such foreign jurisdiction or would be unlawful. iHeartCommunications paid an aggregate consent fee of $1.7 million to holders of the 2021 Notes that consented to the amendment in accordance with the terms of the Consent Solicitation and will pay a contingent fee of $2.6 million to such holders upon the completion of an exchange offer in which the Company relies on the changes effected by the Proposed Amendment.

The 14% Senior Notes due 2021 mature on February 1, 2021.  Interest on the 14% Senior Notes due 2021 is payable semi-annually on February 1 and August 1 of each year.  Interest on the 14% Senior Notes due 2021 will be paid at the rate of (i) 12.0% per annum in cash and (ii) 2.0% per annum through the issuance of payment-in-kind notes (the “PIK Notes”).  Any PIK Notes issued in certificated form will be dated as of the applicable interest payment date and will bear interest from and after such date. All PIK Notes issued will mature on February 1, 2021 and have the same rights and benefits as the 14% Senior Notes due 2021. Beginning with the interest payment due August 1, 2018 and continuing on each interest payment date thereafter, redemptions of a portion of the principal amount then outstanding will become due for purposes of applicable high yield discount obligation (“AHYDO”) catch-up payments.
The 14% Senior Notes due 2021 are fully and unconditionally guaranteed on a senior basis by the guarantors named in the indenture governing such notes.  The guarantee is structurally subordinated to all existing and future indebtedness and other liabilities of any subsidiary of the applicable subsidiary guarantor that is not also a guarantor of the Senior Notes due 2021.  The guarantees are subordinated to the guarantees of iHeartCommunications' senior secured credit facility and certain other permitted debt, but rank equal to all other senior indebtedness of the guarantors.
iHeartCommunications may redeem the 14% Senior Notes due 2021, in whole or in part at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.
The indenture governing the 14% Senior Notes due 2021 contains covenants that limit iHeartCommunications' ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, iHeartCommunications' capital stock or repurchase iHeartCommunications' capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose of substantially all of iHeartCommunications' assets; (vii) engage in transactions with affiliates; and (viii) designate iHeartCommunications' subsidiaries as unrestricted subsidiaries.
iHeartCommunications Legacy Notes
As of December 31, 2016, iHeartCommunications had approximately $475.0 million aggregate principal amount of senior notes outstanding (net of $57.1 million aggregate principal amount held by a subsidiary of iHeartCommunications). In December 2016, iHeartCommunications repaid at maturity $192.9 million of 5.5% Senior Notes due 2016 and did not pay $57.1 million of the notes held by a subsidiary of iHeartCommunications. Although the non-payment of the $57.1 million of 5.50% Senior Notes due 2016 is a default under the indenture governing the 5.50% Senior Notes due 2016 (the “legacy notes indenture”), the subsidiary that holds the notes informed us that, while it retains its right to exercise remedies under the legacy notes indenture in the future, it does not currently intend to, and it does not currently intend to request that the trustee, seek to collect principal amounts due or exercise or request enforcement of any remedy with respect to the nonpayment of such principal amount under the legacy notes indenture. The default resulting from non-payment of the $57.1 million of 5.50% Senior Notes is below the $100.0 million cross-default threshold in iHeartCommunications' debt documents. See “-Non-Payment of $57.1 Million of iHeartCommunications Legacy Notes Held by an Affiliate.” The $57.1 million of aggregate principal amount remains outstanding and is eliminated for purposes of consolidation of in our financial statements.
The senior notes were the obligations of iHeartCommunications prior to the merger in 2008. The senior notes are senior, unsecured obligations that are effectively subordinated to iHeartCommunications' secured indebtedness to the extent of the value of iHeartCommunications' assets securing such indebtedness and are not guaranteed by any of iHeartCommunications' subsidiaries and, as a result, are structurally subordinated to all indebtedness and other liabilities of iHeartCommunications' subsidiaries.  The senior notes rank equally in right of payment with all of iHeartCommunications' existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness.
10.0% Senior Notes due 2018
As of December 31, 2016, iHeartCommunications had outstanding $347.0 million aggregate principal amount of 10.0% Senior Notes due 2018 (net of $503.0 million aggregate principal amount held by certain subsidiaries of iHeartCommunications).  On February 7, 2017, we completed an exchange offer of $476.4 million principal amount of our 10.0% Senior Notes due 2018 for $476.4 million principal amount of newly-issued 11.25% Priority Guarantee Notes due 2021, which were issued as “additional notes” under the indenture governing the 11.25% Priority Guarantee Notes due 2021. Of the $476.4 million principal amount of 10.0% Senior Notes due 2018 tendered and accepted for exchange, $241.4 million principal amount was tendered by subsidiaries of iHeartCommunications. After giving effect to the exchange offer, iHeartCommunications had outstanding $112.1 million aggregate principal amount of 10.0% Senior Notes due 2018 (net of $261.5 million aggregate principal amount held by certain subsidiaries of iHeartCommunications). The 10.0% Senior Notes due 2018 mature on January 15, 2018 and bear interest at a rate of 10.0% per annum, payable semi-annually on January 15 and July 15 of each year.

The 10.0% Senior Notes due 2018 are senior, unsecured obligations that are effectively subordinated to iHeartCommunications' secured indebtedness to the extent of the value of iHeartCommunications' assets securing such indebtedness and are not guaranteed by any of iHeartCommunications' subsidiaries and, as a result, are structurally subordinated to all indebtedness and other liabilities of iHeartCommunications' subsidiaries. The 10.0% Senior Notes due 2018 rank equally in right of payment with all of iHeartCommunications' existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness.
CCWH Senior Notes
As of December 31, 2016, CCWH senior notes represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.75 million aggregate principal amount of Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes”).  The CCWH Senior Notes are guaranteed by CCOH, Clear Channel Outdoor, Inc. (“CCOI”) and certain of CCOH’s direct and indirect subsidiaries.
The CCWH Senior Notes are senior obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCWH and the guarantees of the CCWH Senior Notes rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors.  Interest on the CCWH Senior Notes is payable to the trustee weekly in arrears and to the noteholders on May 15 and November 15 of each year.
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
The Series A CCWH Senior Notes indenture and Series B CCWH Senior Notes indenture restrict CCOH’s ability to incur additional indebtedness but permit CCOH to incur additional indebtedness based on an incurrence test.  In order to incur (i) additional indebtedness under this test, CCOH’s debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively, and (ii) additional indebtedness that is subordinated to the CCWH Senior Notes under this test, CCOH’s debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1 for total debt.  The indentures contain certain other exceptions that allow CCOH to incur additional indebtedness. The Series B CCWH Senior Notes indenture also permits CCOH to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if its debt to adjusted EBITDA ratios (as defined by the indentures) are lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively. The Series A CCWH Senior Notes indenture does not limit CCOH’s ability to pay dividends.  Because our consolidated leverage ratio exceeded the limit in the incurrence tests described above, we are not currently permitted to incur additional indebtedness using the incurrence test in the Series A CCWH Senior Notes indenture and the Series B CCWH Senior Notes indenture, and we are not currently permitted to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales under the Series B CCWH Senior Notes indenture. There are other exceptions in these indentures that allow us to incur additional indebtedness and pay dividends. The exceptions in the Series B CCWH Senior Notes indenture that allow us to pay dividends include (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the revolving promissory note issued by iHeartCommunications to CCOH.
CCWH Senior Subordinated Notes
As of December 31, 2016, CCWH Subordinated Notes represented $2.2 billion of aggregate principal amount of indebtedness outstanding, which consist of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes”).  Interest on the CCWH Subordinated Notes is payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year.
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
CCWH may redeem the CCWH Subordinated Notes, in whole or in part, at the redemption prices set forth in the applicable indenture governing the CCWH Subordinated Notes plus accrued and unpaid interest to the redemption date. Neither CCOH nor any of its subsidiaries is permitted to make any purchase of, or otherwise effectively cancel or retire any Series A CCWH Subordinated Notes or Series B CCWH Subordinated Notes if, after giving effect thereto and, if applicable, any concurrent purchase of or other addition with respect to any Series B CCWH Subordinated Notes or Series A CCWH Subordinated Notes, as applicable, the ratio of (a) the outstanding aggregate principal amount of the Series A CCWH Subordinated  Notes to (b) the outstanding aggregate principal amount of the Series B CCWH Subordinated Notes shall be greater than 0.25, subject to certain exceptions.
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
The Series A CCWH Subordinated Notes indenture and Series B CCWH Subordinated Notes indenture restrict CCOH’s ability to incur additional indebtedness but permit CCOH to incur additional indebtedness based on an incurrence test.  In order to incur additional indebtedness under this test, CCOH’s debt to adjusted EBITDA ratio (as defined by the indentures) must be lower than 7.0:1.  The indentures contain certain other exceptions that allow CCOH to incur additional indebtedness. The Series B CCWH Subordinated Notes indenture also permits CCOH to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if its debt to adjusted EBITDA ratio (as defined by the indentures) is lower than 7.0:1.  The Series A CCWH Senior Subordinated Notes indenture does not limit CCOH’s ability to pay dividends.  Because our consolidated leverage ratio exceeded the limit in the incurrence tests described above, we are not currently permitted to incur additional indebtedness using the incurrence test in the Series A CCWH Subordinated Notes indenture and the Series B CCWH Subordinated Notes indenture, and we are not currently permitted to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales under the Series B CCWH Subordinated Notes indenture. There are other exceptions in these indentures that allow us to incur additional indebtedness and pay dividends. The exceptions in the Series B CCWH Subordinated Notes indenture that allow us to pay dividends include (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the revolving promissory note issued by iHeartCommunications to CCOH.
Clear Channel International B.V. Senior Notes
As of December 31, 2016, Clear Channel International B.V., an international subsidiary of ours, had $225.0 million aggregate principal amount outstanding of its 8.75% Senior Notes due 2020 (“CCIBV Senior Notes”).
The CCIBV Senior Notes mature on December 15, 2020 and bear interest at a rate of 8.75% per annum, payable semi-annually in arrears on June 15 and December 15 of each year.  The CCIBV Senior Notes are guaranteed by certain of our International outdoor business’s existing and future subsidiaries. The Company does not guarantee or otherwise assume any liability for the CCIBV Senior Notes. The notes are senior unsecured obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCIBV, and the guarantees of the notes are senior unsecured obligations that rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors of the notes.
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
Refinancing and Financing Transactions
2016 Refinancing and Financing Transactions
On July 15, 2016, Broader Media, LLC, our indirect wholly-owned subsidiary, repurchased approximately $383.0 million aggregate principal amount of iHeartCommunications' 10.0% Senior Notes due 2018 for an aggregate purchase price of approximately $222.2 million. Principal and interest payments made to our wholly-owned subsidiary are eliminated in consolidation.
On November 17, 2016, iHeartCommunications incurred $100.0 million of additional borrowings under its receivables based credit facility, bringing its total outstanding borrowings under this facility to $330.0 million. On January 31, 2017, iHeartCommunications prepaid $25.0 million of the amount borrowed under its receivables based credit facility, bringing its total outstanding borrowings under this facility to $305.0 million.
On December 20, 2016, iHeartCommunications commenced an offer to noteholders to exchange its 10.0% Senior Notes due 2018 for newly-issued 11.25% Priority Guarantee Notes which were issued as “additional notes” under the indenture governing iHeartCommunications' existing 11.25% Priority Guarantee Notes due 2021. On February 7, 2017, we completed the exchange offer and issued $476.4 million aggregate principal amount of 11.25% Priority Guarantee Notes due 2021 (including $241.4 million aggregate principal amount to certain subsidiaries of iHeartCommunications) to tendering holders in exchange for their $476.4 million principal amount of our 10.0% Senior Notes due 2018.
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
On May 1, 2014, CCU Escrow Corporation issued $850.0 million in aggregate principal amount of 10.0% Senior Notes due 2018 in a private offer.  On June 6, 2014, CCU Escrow Corporation merged into iHeartCommunications, and iHeartCommunications assumed CCU Escrow Corporation’s obligations under the 10.0% Senior Notes due 2018.  Using the proceeds from the issuance of the 10.0% Senior Notes due 2018, iHeartCommunications redeemed $567.1 million aggregate principal amount of iHeartCommunications' 5.5% Senior Notes due 2014 (including $158.5 million principal amount of the notes held by a subsidiary of iHeartCommunications) and $241.0 million aggregate principal amount of iHeartCommunications' 4.9% Senior Notes due 2015.
On August 22, 2014, iHeartCommunications issued and sold $222.2 million in aggregate principal amount of new 14.0% Senior Notes due 2021 to CC Finco in a transaction exempt from registration under the Securities Act of 1933, as amended. The new 14.0% Senior Notes due 2021 were issued as additional notes under the indenture governing iHeartCommunications' existing

14.0% Senior Notes due 2021. On August 22, 2014, iHeartCommunications redeemed all of the outstanding $94.3 million aggregate principal amount of 10.75% Senior Cash Pay Notes due 2016 and $127.9 million aggregate principal amount of 11.00%/11.75% Senior Toggle Notes due 2016 using proceeds of the issuance of the new 14.0% Senior Notes due 2021.
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
Dispositions and Other
2016
In the first quarter of 2016, Americas outdoor sold non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for net proceeds of $592.3 million in cash and certain advertising assets in Florida. We recognized a net gain of $278.3 million related to the sale, which is included within Other operating income (expense), net.
In the second quarter of 2016, International outdoor sold its business in Turkey. As a result, we recognized a net loss of $56.6 million, which includes $32.2 million in cumulative translation adjustments that were recognized upon sale of the subsidiaries in Turkey.
In the fourth quarter of 2016, International outdoor sold its business in Australia, for cash proceeds of $195.7 million, net of cash retained by the purchaser and closing costs. As a result, we recognized a net gain of $127.6 million, which is net of $14.6 million in cumulative translation adjustments that were recognized upon the sale of our outdoor business in Australia.
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

Uses of Capital
Debt Repurchases, Maturities and Other
2016
On July 15, 2016, Broader Media, LLC, our indirect wholly-owned subsidiary, repurchased approximately $383.0 million aggregate principal amount of iHeartCommunications' 10.0% Senior Notes due 2018 for an aggregate purchase price of approximately $222.2 million. Principal and interest payments made to our wholly-owned subsidiary are eliminated in consolidation.
On October 4, 2016, iHeartCommunications announced the successful completion of the solicitation of consents (the “Consent Solicitation”) from holders of its outstanding Senior Notes due 2021 (the “2021 Notes”) to an amendment to the indenture governing the 2021 Notes (the “2021 Notes Indenture”) to increase the aggregate principal amount of indebtedness under Credit Facilities (as defined in the 2021 Notes Indenture) permitted to be incurred under Section 4.09(b)(1) of the indenture by $500.0 million to $17.3 billion. iHeartCommunications paid an aggregate consent fee of $8.6 million to holders of the 2021 Notes that consented to the amendment in accordance with the terms of the Consent Solicitation.
On December 12, 2016, iHeartCommunications announced the results and expiration of the six separate consent solicitations (the "Consent Solicitations") with respect to its 2021 Notes and its five series of priority guarantee notes. Holders of 2021 Notes representing approximately 81.5% of the outstanding principal amount of the 2021 Notes (excluding any 2021 Notes held by the Company or its affiliates), consented to the proposed amendment (the "Proposed Amendment") to Section 9.07 of the indenture governing the 2021 Notes Indenture. The Proposed Amendment allows the Company to exclude, in any offer to consent, waive or amend any of the terms or provisions of the 2021 Notes Indenture or the Senior Notes in connection with an exchange offer, any holders of Notes who are not institutional “accredited investors,” who are not non-“U.S. persons”, or those in foreign jurisdictions whose inclusion would require the Company to comply with the registration requirements or other similar requirements under any securities laws of such foreign jurisdiction or would be unlawful. iHeartCommunications paid an aggregate consent fee of $1.7 million to holders of the 2021 Notes that consented to the amendment in accordance with the terms of the Consent Solicitation and will pay a contingent fee of $2.6 million to such holders upon the completion of an exchange offer in which the Company relies on the changes effected by the Proposed Amendment.
iHeartCommunications also announced the expiration of its consent solicitations with respect to its five series of priority guarantee notes. Because iHeartCommunications did not receive consents from holders representing a majority of the aggregate principal amount of each of its five series of priority guarantee notes outstanding, the Proposed Amendment was not effected with respect to the priority guarantee notes and no fixed fee or contingent fee will be paid to holders of such notes.
In December 2016, iHeartCommunications repaid at maturity $192.9 million of 5.5% Senior Notes due 2016 and did not pay $57.1 million of the notes held by a subsidiary of the Company. See "- Non-Payment of $57.1 Million of iHeartCommunications Legacy Notes Held by an Affiliate." The $57.1 million of aggregate principal amount remains outstanding and is eliminated for purposes of consolidation of the Company’s financial statements.
2015
On February 26, 2015, iHeartCommunications prepaid at par $916.1 million of loans outstanding under its term loan B facility and $15.2 million of loans outstanding under its term loan C-asset sale facility, using a portion of the net proceeds of the 10.625% Priority Guarantee Notes due 2023 issued on such date.
2014
During the period of October 1, 2014 through December 31, 2014, CC Finco repurchased via open market transactions a total of $177.1 million aggregate principal amount of notes, comprised of $57.1 million of iHeartCommunications' outstanding 5.5% Senior Notes due 2016 and $120.0 million of iHeartCommunications' outstanding 10.0% Senior Notes due 2018, for a total purchase price of $159.3 million, including accrued interest. The notes repurchased by CC Finco were not cancelled and remain outstanding.
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
On June 6, 2014, using the proceeds from the issuance of the 10.0% Senior Notes due 2018, iHeartCommunications redeemed $567.1 million aggregate principal amount of iHeartCommunications' 5.5% Senior Notes due 2014 (including $158.5 million principal amount of the notes held by a subsidiary of iHeartCommunications) and $241.0 million aggregate principal amount of iHeartCommunications' 4.9% Senior Notes due 2015.
During March 2014, CC Finco repurchased, through open market purchases, a total of $61.9 million aggregate principal amount of notes, comprised of $52.9 million of iHeartCommunications' outstanding 5.5% Senior Notes due 2014 and $9.0 million of iHeartCommunications' outstanding 4.9% Senior Notes due 2015, for a total purchase price of $63.1 million, including accrued interest.  CC Finco contributed the notes to a subsidiary of ours and iHeartCommunications canceled these notes subsequent to the purchase.
Capital Expenditures
Capital expenditures for the years ended December 31, 2016, 2015 and 2014 were as follows:

(In millions)	Years Ended December 31,
	2016	2015	2014
iHM	73.2	63.8	53.9
Americas outdoor advertising	81.4	82.2	109.7
International outdoor advertising	143.8	132.6	117.5
Corporate and Other	16.3	17.8	37.1
Total capital expenditures	314.7	296.4	318.2
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
Stock Purchases
On August 9, 2010, iHeartCommunications announced that its board of directors approved a stock purchase program under which iHeartCommunications or its subsidiaries could purchase up to an aggregate of $100.0 million of the Class A common stock of Parent and/or the Class A common stock of CCOH. The stock purchase program did not have a fixed expiration date and could be modified, suspended or terminated at any time at iHeartCommunications' discretion. As of December 31, 2014, an aggregate $34.2 million was available under this program.  In January 2015, CC Finco, LLC (“CC Finco”), an indirect wholly-owned subsidiary of the Company, purchased 2,000,000 shares of CCOH’s Class A common stock for $20.4 million.  On April 2, 2015, CC Finco purchased an additional 2,172,946 shares of CCOH's Class A common stock for $22.2 million. As a result of this purchase, the stock purchase program concluded. The purchase of shares in excess of the amount available under the stock purchase program was separately approved by the board of directors. As of December 31, 2016, iHeartCommunications' and its subsidiaries held 10,726,917 shares of CCOH's Class A Common Stock and all of CCOH's Class B common stock, which collectively represent 89.9% of the outstanding shares of CCOH's common stock on a fully-diluted basis, assuming the conversion of all of CCOH's Class B common stock into Class A common stock.
On December 3, 2015, Clear Channel Holdings, Inc. contributed 100,000,000 shares of CCOH’s Class B Common Stock to Broader Media, LLC, an indirect wholly-owned subsidiary of the Company, as a capital contribution, to provide greater flexibility in support of future financing transactions, share dispositions and other similar transactions.
Certain Relationships with the Sponsors
iHeartCommunications is party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  During the years ended December 31, 2016, 2015 and 2014, we recognized management fees and reimbursable expenses of $15.3 million, $15.4 million and $15.2 million, respectively.
CCOH Dividends
In connection with the cash management arrangements for CCOH, iHeartCommunications maintains an intercompany revolving promissory note payable by iHeartCommunications to CCOH (the “Note”), which consists of the net activities resulting from day-to-day cash management services provided by iHeartCommunications to CCOH.  As of December 31, 2016, the balance of the Note was $885.7 million all of which is payable on demand.  The Note is eliminated in consolidation in our consolidated financial statements.
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
On August 11, 2014, in accordance with the terms of its charter, (i) that committee demanded repayment of $175 million outstanding under the Note on such date and (ii) CCOH paid a special cash dividend in aggregate amount equal to $175 million to CCOH’s stockholders of record as of August 4, 2014. As the indirect parent of CCOH, we were entitled to approximately 88% of the proceeds from such dividend through our wholly-owned subsidiaries. The remaining approximately 12% of the proceeds from the dividend, or approximately $21 million, was paid to the public stockholders of CCOH and is included in Dividends and other payments to noncontrolling interests in our consolidated statement of cash flows. We funded the net payment of this $21 million with cash on hand, which reduced the amount of cash available to fund our working capital needs, debt service obligations and other obligations. Following satisfaction of the demand, the balance outstanding under the Note was reduced by $175 million.
On December 16, 2015, CCIBV, an indirect subsidiary of the Company and of CCOH, issued $225.0 million in aggregate principal amount of 8.75% Senior Notes due 2020, the proceeds of which were used to fund a dividend by CCOH, which was paid on January 7, 2016.  We received approximately $196.3 million of the dividend through three of our wholly-owned subsidiaries, and approximately $21.5 million was paid to the public stockholders of CCOH.
In the first quarter of 2016, CCOH sold non-strategic Americas outdoor markets for an aggregate purchase price of approximately $592.3 million in cash and certain advertising assets in Florida (the “Transactions”).  Following the completion of the Transactions, the board of directors of CCOH made a demand for the repayment of $300.0 million outstanding on the Note and declared special cash dividends in an aggregate amount of $540.0 million, which were paid on February 4, 2016.  A portion of the proceeds of the Transactions, together with the proceeds from the concurrent $300.0 million repayment of the Note, were used to fund the dividends.  We received approximately $486.5 million of the dividend proceeds ($186.5 million net of iHeartCommunications' repayment of the Note) through three of our wholly-owned subsidiaries, and approximately $53.5 million was paid to the public stockholders of CCOH.

During the fourth quarter of 2016, CCOH sold its outdoor business in Australia for cash proceeds of $195.7 million, net of cash retained by the purchaser and closing costs.  On February 9, 2017, CCOH declared a special dividend of $282.5 million using a portion of the cash proceeds from the sales of certain non-strategic U.S. outdoor markets and of our Australia outdoor business. On February 23, 2017, we received 89.9% of the dividend or approximately $254.0 million, with the remaining 10.1% or approximately $28.5 million paid to public stockholders of CCOH.
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
The scheduled maturities of iHeartCommunications' senior secured credit facilities, receivables based credit facility, priority guarantee notes, other long-term debt outstanding, and our future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts, payments under employment/talent contracts, capital expenditure commitments and other long-term obligations as of December 31, 2016 are as follows:

(In thousands)	Payments due by Period
Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Long-term Debt:
Secured Debt (1)	$12,925,802	$337,080	$8,304,999	$2,325,943	$1,957,780
Senior Notes due 2021 (2)	1,886,585	—	89,541	1,797,044	—
iHeartCommunications Legacy Notes:	475,000	—	175,000	—	300,000
Senior Notes due 2018 (1)	347,028	—	347,028	—	—
CCWH Senior Notes	2,725,000	—	—	—	2,725,000
CCWH Senior Subordinated Notes	2,200,000	—	—	2,200,000	—
CCIBV Senior Notes	225,000	—	—	225,000	—
Other Long-term Debt	27,954	6,370	11,557	10,027	—
Interest payments on long-term debt (3)	6,809,024	1,727,652	3,040,297	1,571,531	469,544
Non-cancelable operating leases	4,086,598	464,877	799,047	674,732	2,147,942
Non-cancelable contracts	1,884,913	435,186	618,085	420,301	411,341
Employment/talent contracts	216,199	64,222	100,227	51,750	—
Capital expenditures	77,716	49,618	11,797	4,059	12,242
Unrecognized tax benefits (4)	115,078	—	—	—	115,078
Other long-term obligations (5)	334,646	(1,346)	43,479	31,200	261,313
Total	$34,336,543	$3,083,659	$13,541,057	$9,311,587	$8,400,240

(1)
As of December 31, 2016, iHeartCommunications had outstanding $347.0 million aggregate principal amount of 10.0% Senior Notes due 2018.  On February 7, 2017, we completed an exchange offer of $476.4 million principal amount of our 10.0% Senior Notes due 2018 for $476.4 million principal amount of newly-issued 11.25% Priority Guarantee Notes due 2021, which were issued as “additional notes” under the indenture governing the 11.25% Priority Guarantee Notes due 2021. Of the $476.4 million principal amount of 10.0% Senior Notes due 2018 tendered and accepted for exchange, $241.4 million principal amount was tendered by subsidiaries of iHeartCommunications. After giving effect to the exchange offer, iHeartCommunications had outstanding $112.1 million aggregate principal amount of 10.0% Senior Notes due 2018.

(2)
Beginning on August 1, 2018 and continuing with each interest payment thereafter, we are required to make certain applicable high yield discount obligation (“AHYDO”) catch-up payments on the principal amount outstanding of Senior Notes due 2021.  Contractual obligations due in the years 2018-2019 and 2020-2021 include $89.5 million and $68.4 million, respectively, related to the AHYDO payments.  The table includes the current principal amount of Senior Notes due 2021 and reflects the assumption of additional PIK notes to be issued at each successive interest payment date in the future until maturity.

(3)	Interest payments on the senior secured credit facilities assume the interest rate is held constant over the remaining term.

(4)
The non-current portion of the unrecognized tax benefits is included in the “Thereafter” column as we cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time.  For additional information, see Note 7 included in Item 8 of Part II of this Annual Report on Form 10-K.

(5)
Other long-term obligations includes $42.1 million related to asset retirement obligations recorded pursuant to ASC 410-20, which assumes the underlying assets will be removed at some period over the next 55 years. Also included are $0.1 million of contract payments in our syndicated radio and media representation businesses and $292.4 million of various other long-term obligations.

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
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. As of December 31, 2016, approximately 32% of our aggregate principal amount of long-term debt bears interest at floating rates. Assuming the current level of borrowings and assuming a 100% change in LIBOR, it is estimated that our interest expense for the year ended December 31, 2016 would have changed by $35.4 million.
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
Foreign Currency Exchange Rate Risk
We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported net income of $122.6 million for year ended December 31, 2016.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net income for the year ended December 31, 2016 by $12.3 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the year ended December 31, 2016 would have increased our net income by a corresponding amount.
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
NEW ACCOUNTING PRONOUNCEMENTS
During the third quarter of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This update provides a one-year deferral of the effective date for ASU No. 2014-09, Revenue from Contracts with Customers.  ASU No. 2014-09 provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company expects to utilize the full retrospective method. The Company has substantially completed its evaluation of the potential changes from adopting the new standard on its future financial reporting and disclosures which included reviews of contractual terms for all of the Company’s significant revenue streams and the development of an implementation plan. The Company continues to execute on its implementation plan, including detailed policy drafting and training of segment personnel. Based on its evaluation, the Company does not expect material changes to its 2016 or 2017 consolidated revenues, operating income or balance sheets as a result of the implementation of this standard.
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

During the second quarter of 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). This update changes the accounting for certain aspects of share-based payments to employees. Income tax effects of share-based payment awards will be recognized in the income statement with the vesting or settlement of the awards and the record keeping for additional paid-in capital pools will no longer be necessary. Additionally, companies can make a policy election to either estimate forfeitures or recognize them as they occur. The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2016. The Company does not expect the provisions of this new standard to have a material impact on its consolidated financial statements.
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
During the third quarter of 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The new standard addresses the classification of cash flows related to certain cash receipts and cash payments. Additionally, the standard clarifies how the predominance principle should be used when cash receipts and cash payments have aspects of more than one class of cash flows. First, an entity will apply the guidance in Topic 230 and other applicable topics. If there is no guidance for those cash receipts and cash payments, an entity will determine each separately identifiable source or use and classify the receipt or payment based on the nature of the cash flow. If a receipt or payment has aspects of more than one class of cash flows and cannot be separated, the classification will depend on the predominant source or use. The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2017. The Company is currently evaluating the impact of the provisions of this new standard on its consolidated financial statements.
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
If our agings were to improve or deteriorate resulting in a 10% change in our allowance, we estimated that our bad debt expense for the year ended December 31, 2016 would have changed by approximately $3.4 million.
Leases
The most significant estimates used by management in accounting for leases and the impact of these estimates are as follows:
Expected lease term Our expected lease term includes both contractual lease periods and cancelable option periods where failure to exercise such options would result in an economic penalty. The expected lease term is used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the lease term exceeds 75%

of the leased asset's useful life. The expected lease term is also used in determining the depreciable life of the asset. An increase in the expected lease term will increase the probability that a lease may be considered a capital lease and will generally result in higher interest and depreciation expense for a leased property recorded on our balance sheet.
Incremental borrowing rate The incremental borrowing rate is primarily used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the net present value of the minimum lease payments is greater than 90% of the fair market value of the property. An increase in the incremental borrowing rate decreases the net present value of the minimum lease payments and reduces the probability that a lease will be considered a capital lease.
Fair market value of leased asset The fair market value of leased property is generally estimated based on comparable market data as provided by third-party sources. Fair market value is used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the net present value of the minimum lease payments equals or exceeds 90% of the fair market value of the leased property. A higher fair market value reduces the likelihood that a lease will be considered a capital lease.
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

On July 1, 2016, we performed our annual impairment test in accordance with ASC 350-30-35 and recognized an impairment of $0.7 million related to FCC Licenses in one market and did not recognize any aggregate impairment charges related to billboard permits.
In determining the fair value of our FCC licenses, the following key assumptions were used:

•	Revenue growth sales forecasts and published by BIA Financial Network, Inc. (“BIA”), varying by market, were used for the initial four-year period;

•	2.0% revenue growth was assumed beyond the initial four-year period;

•	Revenue was grown proportionally over a build-up period, reaching market revenue forecast by year 3;

•	Operating margins of 12.5% in the first year gradually climb to the industry average margin in year 3 of up to 26.5%, depending on market size; and

•	Assumed discount rates of 8.5% for the 13 largest markets and 9.0% for all other markets.
In determining the fair value of our billboard permits, the following key assumptions were used:

•	Industry revenue growth forecast at 3.0% was used for the initial four-year period;

•	3.0% revenue growth was assumed beyond the initial four-year period;

•	Revenue was grown over a build-up period, reaching maturity by year 2;

•	Operating margins gradually climb to the industry average margin of up to 56.1%, depending on market size, by year 3; and

•	Assumed discount rate of 7.5%.
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
On July 1, 2016, we performed our annual impairment test in accordance with ASC 350-30-35, resulting in a goodwill impairment charge of $7.3 million relating to one outdoor market. In determining the fair value of our reporting units, we used the following assumptions:

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
Tax Provisions
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
Insurance Accruals
We are currently self-insured beyond certain retention amounts for various insurance coverages, including general liability and property and casualty.  Accruals are recorded based on estimates of actual claims filed, historical payouts, existing insurance coverage and projected future development of costs related to existing claims. Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of December 31, 2016.
If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.  A 10% change in our self-insurance liabilities at December 31, 2016 would have affected our net loss by approximately $1.8 million for the year ended December 31, 2016.
Asset Retirement Obligations
ASC 410-20 requires us to estimate our obligation upon the termination or nonrenewal of a lease, to dismantle and remove our billboard structures from the leased land and to reclaim the site to its original condition.

Due to the high rate of lease renewals over a long period of time, our calculation assumes all related assets will be removed at some period over the next 55 years.  An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site.  The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk-adjusted credit rate for the same period.  If our assumption of the risk-adjusted credit rate used to discount current year additions to the asset retirement obligation decreased approximately 1%, our liability as of December 31, 2016 would not be materially impacted.  Similarly, if our assumption of the risk-adjusted credit rate increased approximately 1%, our liability would not be materially impacted.
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
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Required information is located within Item 7 of Part II of this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Managers and Member
iHeartMedia Capital I, LLC
We have audited the accompanying consolidated balance sheets of iHeartMedia Capital I, LLC and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, changes in member's deficit and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iHeartMedia Capital I, LLC and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Antonio, Texas
February 23, 2017

CONSOLIDATED BALANCE SHEETS OF
IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

(In thousands)	December 31,	December 31,
	2016	2015
CURRENT ASSETS
Cash and cash equivalents	$845,030	$772,678
Accounts receivable, net of allowance of $33,882 in 2016 and $34,889 in 2015	1,364,404	1,442,038
Prepaid expenses	184,586	189,055
Assets held for sale	55,602	295,075
Other current assets	55,065	79,269
Total Current Assets	2,504,687	2,778,115
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,196,676	1,391,880
Other property, plant and equipment, net	751,486	820,676
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,413,899	2,413,483
Indefinite-lived intangibles - permits	960,966	971,327
Other intangibles, net	740,508	953,660
Goodwill	4,066,575	4,128,887
OTHER ASSETS
Other assets	227,450	215,087
Total Assets	$12,862,247	$13,673,115
CURRENT LIABILITIES
Accounts payable	$146,772	$153,276
Accrued expenses	742,617	834,416
Accrued interest	264,170	279,100
Deferred income	200,103	210,924
Current portion of long-term debt	342,908	181,512
Total Current Liabilities	1,696,570	1,659,228
Long-term debt	20,022,080	20,539,099
Deferred income taxes	1,457,095	1,554,898
Other long-term liabilities	571,977	526,571
Commitments and contingent liabilities (Note 6)
MEMBER’S DEFICIT
Noncontrolling interest	135,183	177,615
Member's interest	2,068,547	2,067,122
Accumulated deficit	(12,733,329)	(12,437,011)
Accumulated other comprehensive loss	(355,876)	(414,407)
Total Member's Deficit	(10,885,475)	(10,606,681)
Total Liabilities and Member's Deficit	$12,862,247	$13,673,115
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS OF
IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

(In thousands)	Years Ended December 31,
	2016	2015	2014
Revenue	$6,273,573	$6,241,516	$6,318,533
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,412,287	2,471,113	2,540,035
Selling, general and administrative expenses (excludes depreciation and amortization)	1,725,899	1,704,352	1,680,938
Corporate expenses (excludes depreciation and amortization)	341,025	314,999	320,931
Depreciation and amortization	635,227	673,991	710,898
Impairment charges	8,000	21,631	24,176
Other operating income, net	353,556	94,001	40,031
Operating income	1,504,691	1,149,431	1,081,586
Interest expense	1,849,982	1,805,496	1,741,596
Loss on investments, net	(12,907)	(4,421)	—
Equity in loss of nonconsolidated affiliates	(16,733)	(902)	(9,416)
Gain (loss) on extinguishment of debt	157,556	(2,201)	(43,347)
Other income (expense), net	(73,102)	13,056	9,104
Loss before income taxes	(290,477)	(650,533)	(703,669)
Income tax benefit (expense)	50,474	(86,957)	(58,489)
Consolidated net loss	(240,003)	(737,490)	(762,158)
Less amount attributable to noncontrolling interest	56,315	17,131	31,603
Net loss attributable to the Company	$(296,318)	$(754,621)	$(793,761)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	21,983	(114,906)	(121,878)
Unrealized gain on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	(576)	553	327
Other adjustments to comprehensive income (loss)	(11,814)	(10,266)	(11,438)
Reclassification adjustments	46,730	808	3,317
Other comprehensive income (loss)	56,323	(123,811)	(129,672)
Comprehensive loss	(239,995)	(878,432)	(923,433)
Less amount attributable to noncontrolling interest	(2,208)	(22,410)	(21,080)
Comprehensive loss attributable to the Company	$(237,787)	$(856,022)	$(902,353)
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S DEFICIT OF
IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

(In thousands, except share data)		Controlling Interest
	Non- controlling Interest	Member's Interest	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
					Total
Balances at December 31, 2013	$245,531	$2,142,536	$(10,888,629)	$(196,073)	$(8,696,635)
Net income (loss)	31,603	—	(793,761)	—	(762,158)
Issuance (forfeiture) of restricted stock	2,237	(993)	—	—	1,244
Amortization of share-based compensation	7,743	2,970	—	—	10,713
Purchases of additional noncontrolling interest	(1,944)	(42,881)	—	(3,925)	(48,750)
Dividend declared and paid to noncontrolling interests	(40,027)	—	—	—	(40,027)
Other	77	—	—	—	77
Other comprehensive income	(21,080)	—	—	(108,592)	(129,672)
Balances at December 31, 2014	$224,140	$2,101,632	$(11,682,390)	$(308,590)	$(9,665,208)
Net income (loss)	17,131	—	(754,621)	—	(737,490)
Issuance (forfeiture) of restricted stock	2,886	(671)	—	—	2,215
Amortization of share-based compensation	8,359	2,564	—	—	10,923
Purchases of additional noncontrolling interest	(1,978)	(36,403)	—	(4,416)	(42,797)
Dividend declared and paid to noncontrolling interests	(52,384)	—	—	—	(52,384)
Other	1,871	—	—	—	1,871
Other comprehensive income	(22,410)	—	—	(101,401)	(123,811)
Balances at December 31, 2015	$177,615	$2,067,122	$(12,437,011)	$(414,407)	$(10,606,681)
Net income (loss)	56,315	—	(296,318)	—	(240,003)
Issuance (forfeiture) of restricted stock	(1,366)	(199)	—	—	(1,565)
Amortization of share-based compensation	10,238	2,848	—	—	13,086
Purchases of additional noncontrolling interest	1,224	(1,224)	—	—	—
Disposal of noncontrolling interest	(36,846)	—	—	—	(36,846)
Dividend declared and paid to noncontrolling interests	(70,412)	—	—	—	(70,412)
Other	623	—	—	—	623
Other comprehensive income	(2,208)	—	—	58,531	56,323
Balances at December 31, 2016	$135,183	$2,068,547	$(12,733,329)	$(355,876)	$(10,885,475)

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

(In thousands)	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Consolidated net loss	$(240,003)	$(737,490)	$(762,158)
Reconciling items:
Impairment charges	8,000	21,631	24,176
Depreciation and amortization	635,227	673,991	710,898
Deferred taxes	(98,127)	27,848	33,923
Provision for doubtful accounts	27,390	30,579	14,167
Amortization of deferred financing charges and note discounts, net	69,951	63,838	89,701
Share-based compensation	13,086	10,923	10,713
Gain on disposal of operating and other assets	(365,710)	(107,186)	(44,512)
Loss on investments	12,907	4,421	—
Equity in loss of nonconsolidated affiliates	16,733	902	9,416
(Gain) loss on extinguishment of debt	(157,556)	2,201	43,347
Other reconciling items, net	33,120	(28,490)	(14,325)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(14,469)	(121,574)	(13,898)
(Increase) decrease in prepaid expenses and other current assets	(2,753)	(20,631)	15,216
Increase (decrease) in accrued expenses	(2,862)	(15,841)	31,049
Increase in accounts payable	3,065	27,385	6,404
Increase in accrued interest	20,809	59,608	88,560
Increase in deferred income	23,661	23,516	11,288
Changes in other operating assets and liabilities	3,549	7,065	(8,849)
Net cash provided by (used for) operating activities	(13,982)	(77,304)	245,116
Cash flows from investing activities:
Proceeds from sale of other investments	5,367	579	236,618
Purchases of businesses	(500)	(27,588)	841
Purchases of property, plant and equipment	(314,717)	(296,380)	(318,164)
Proceeds from disposal of assets	856,981	414,278	10,273
Purchases of other operating assets	(4,414)	(29,159)	(4,541)
Purchases of investments	(29,031)	(29,006)	(8,520)
Change in other, net	(2,771)	(2,490)	(5,189)
Net cash provided by (used for) investing activities	510,915	30,234	(88,682)
Cash flows from financing activities:
Draws on credit facilities	100,000	350,000	68,010
Payments on credit facilities	(2,100)	(123,849)	(315,682)
Proceeds from long-term debt	6,856	1,172,777	2,062,475
Payments on long-term debt	(421,263)	(931,420)	(2,099,101)
Payments to repurchase noncontrolling interests	—	(42,797)	(48,750)
Dividends and other payments to noncontrolling interests	(89,631)	(30,871)	(40,027)
Deferred financing charges	(10,529)	(18,644)	(26,169)
Change in other, net	(1,564)	2,214	1,243
Net cash provided by (used for) financing activities	(418,231)	377,410	(398,001)
Effect of exchange rate changes on cash	(6,350)	(14,686)	(9,560)
Net increase (decrease) in cash and cash equivalents	72,352	315,654	(251,127)
Cash and cash equivalents at beginning of period	772,678	457,024	708,151
Cash and cash equivalents at end of period	$845,030	$772,678	$457,024
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$1,764,776	$1,686,988	$1,540,860
Cash paid during the year for taxes	44,844	52,169	53,074
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
The Company’s reportable segments are iHeartMedia (“iHM”), Americas outdoor advertising (“Americas outdoor”), and International outdoor advertising (“International outdoor”).  The iHM segment provides media and entertainment services via broadcast and digital delivery.  The Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Included in the “Other” category are the Company’s media representation business, Katz Media Group, as well as other general support services and initiatives, which are ancillary to its other businesses.
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
Going Concern Considerations
During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures.  The Company adopted this standard for the year ended December 31, 2016. Under this standard, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods.
In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (February 23, 2017). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before February 23, 2018.
As of December 31, 2016, the Company had $845.0 million of cash on its balance sheet, including $542.0 million of cash held by the Company's subsidiary, Clear Channel Outdoor Holdings, Inc. ("CCOH"). As of December 31, 2016, the Company had $113.6 million of excess availability under its receivables based credit facility. A substantial amount of the Company's cash requirements are for debt service obligations. The Company incurred net losses for the years ended December 31, 2016, 2015 and 2014 and had negative cash flows from operating activities for the years ended December 31, 2016 and 2015. The Company's current operating plan indicates it will continue to incur net losses and generate negative cash flows from operating activities given the Company's indebtedness and related interest expense. During the year ended December 31, 2016, the Company spent $2,081.3 million of cash on payments of principal and interest on its debt, net of facility draws and proceeds received, and anticipates having approximately $1.7 billion of cash interest payment obligations in 2017. At December 31, 2016, the Company had debt maturities totaling $343.5 million, $559.1 million (net of $503.0 million due to certain subsidiaries of iHeartCommunications) and $8,369.0 million in 2017, 2018 and 2019, respectively. The Company's debt maturities at December 31, 2016 include $330.0 million outstanding under a receivables based credit facility, which matures on December 24, 2017. These factors coupled with the Company's forecast of future cash flows indicates that such cash flows would not be sufficient for the Company to meet its obligations, including payment of the outstanding receivables based credit facility balance at maturity, as they become due in the ordinary course of business for a period of12 months following February 23, 2017.
The Company plans to refinance or extend the receivables based credit facility to a date at least 12 months after February 23, 2017 with terms similar to the facility’s current terms.
Management believes the refinancing or extension of the maturity of the receivables based credit facility is probable of being executed as the Company has successfully extended the maturity date of this receivables based credit facility in the past, and the facility has a first-priority lien on the accounts receivable of iHeartCommunications and certain of its subsidiaries (see Footnote 5). Management’s plan to refinance or extend the due date of the receivables based credit facility, combined with current funds and expected future cash flows, are considered to be sufficient to enable the Company to meet its obligations as they become due in the ordinary course of business for a period of 12 months following the date these financial statements are issued.
While management plans to refinance or extend the maturity of the receivables based credit facility and has begun discussing such refinancing or extension with its receivables based credit facility lenders, there is no assurance that the receivables based credit facility will be refinanced or extended in a timely manner, in amounts that are sufficient to meet the Company's obligations as they become due, or on terms acceptable to the Company, or at all. The Company’s ability to meet its obligations as they become due in the ordinary course of business for the next 12 months will depend on its ability to achieve forecasted results and its ability to refinance or extend the maturity of its receivables based credit facility. Management's belief that the receivables based credit

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

facility will be refinanced or extended and that such refinancing or extension, together with forecasted operating cash flow, will be sufficient to enable the Company to meet its obligations as they become due in the ordinary course of business for 12 months following the date these financial statements are issued assumes, among other things, that the Company will continue to be successful in implementing its business strategy and that there will be no material adverse developments in its business, liquidity or capital requirements. If one or more of these factors do not occur as expected, it could cause a default under one or more of the agreements governing the Company’s indebtedness.
The Company has been reviewing a number or potential alternatives regarding its outstanding indebtedness. These alternatives include refinancings, exchange offers, consent solicitations, the issuance of new indebtedness, amendments to the terms of the Company’s existing indebtedness and/or other transactions. The Company has considered and will continue to evaluate potential transactions to improve its capital structure and address its liquidity constraints.
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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and businesses are classified as held for sale if their carrying amount will be recovered or settled principally through a sale transaction rather than through continuing use. The asset or business must be available for immediate sale and the sale must be highly probable within one year.
Leases
Most of the Company’s outdoor advertising structures are located on leased land.  Americas outdoor land leases are typically paid in advance for periods ranging from one to 12 months.  International outdoor land leases are paid both in advance and in arrears, for periods ranging up to 12 months.  Most international street furniture display faces are operated through contracts with municipalities for up to 15 years.  The leased land and street furniture contracts often include a percent of revenue to be paid along with a base rent payment.  Prepaid land leases are recorded as an asset and expensed ratably over the related rental term and rent payments in arrears are recorded as an accrued liability.
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
The Company performs its annual impairment test for its FCC licenses and permits using a direct valuation technique as prescribed in ASC 805-20-S99.  The Company engages a third party valuation firm, to assist the Company in the development of these assumptions and the Company’s determination of the fair value of its FCC licenses and permits.
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
Goodwill
At least annually, the Company performs its impairment test for each reporting unit’s goodwill.  The Company uses a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, is less than the fair value of the reporting unit. The Company identified its reporting units in accordance with ASC 350-20-55. The U.S. radio markets are aggregated into a single reporting unit and the Company’s U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test.  The Company also determined that within its Americas outdoor segment, Canada constitutes a separate reporting unit and each country in its International outdoor segment constitutes a separate reporting unit.  The Company recognized goodwill impairment of $7.3 million in 2016 related to one of our International outdoor markets and had no impairment of goodwill in 2015 and 2014.
Nonconsolidated Affiliates
In general, investments in which the Company owns 20% to 50% of the common stock or otherwise exercises significant influence over the investee are accounted for under the equity method.  The Company does not recognize gains or losses upon the issuance of securities by any of its equity method investees.  The Company reviews the value of equity method investments and records impairment charges in the statement of operations as a component of “Equity in earnings (loss) of nonconsolidated affiliates” for

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

any decline in value that is determined to be other-than-temporary. The Company recognized other-than-temporary impairment of $15.0 million on an equity investment for the year ended December 31, 2016, which was recorded in "Equity in loss of nonconsolidated affiliates."
Other Investments
Other investments are composed primarily of equity securities.  Securities for which fair value is determinable are classified as available-for-sale or trading and are carried at fair value based on quoted market prices.  Securities are carried at historical cost when quoted market prices are unavailable.  The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported in accumulated other comprehensive loss as a component of member's deficit.
The Company periodically assesses the value of available-for-sale and non-marketable securities and records impairment charges in the statement of comprehensive loss for any decline in value that is determined to be other-than-temporary.  The average cost method is used to compute the realized gains and losses on sales of equity securities. Based on these assessments, the Company concluded that other-than-temporary impairments existed at December 31, 2016 and December 31, 2015 and recorded noncash impairment charges of $14.8 million and $5.0 million during 2016 and 2015, respectively. Such charge is recorded on the statement of comprehensive loss in “Loss on investments, net”. There were no impairment charges during the year ended December 31, 2014.
Financial Instruments
Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at December 31, 2016 and 2015.
Income Taxes
The Company accounts for income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or the entire asset will not be realized.  Generally all earnings from the Company’s foreign operations are permanently reinvested and not distributed. The Company has not provided U.S. federal income taxes for temporary differences with respect to investments in foreign subsidiaries, which at December 31, 2016 currently result in tax basis amounts greater than the financial reporting basis.  It is not apparent that these unrecognized deferred tax assets will reverse in the foreseeable future.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.  We regularly review our tax liabilities on amounts that may be distributed in future periods and provide for foreign withholding and other current and deferred taxes on any such amounts.  The determination of the amount of federal income taxes, if any, that might become due in the event that our foreign earnings are distributed is not practicable.
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
Barter transactions represent the exchange of advertising spots or display space for merchandise, services or other assets.  These transactions are recorded at the estimated fair market value of the advertising spots or display space or the fair value of the merchandise or services or other assets received, whichever is most readily determinable.  Revenue is recognized on barter and trade transactions when the advertisements are broadcasted or displayed.  Expenses are recorded ratably over a period that estimates when the merchandise, service or other assets received is utilized, or when the event occurs.  Barter and trade revenues and expenses from continuing operations are included in consolidated revenue and selling, general and administrative expenses, respectively.  Barter and trade revenues and expenses from continuing operations were as follows:

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Years Ended December 31,
	2016	2015	2014
Barter and trade revenues	$165.8	$133.5	$78.3
Barter and trade expenses	112.2	112.1	75.1
Advertising Expense
The Company records advertising expense as it is incurred.  Advertising expenses were $132.7 million, $129.1 million and $103.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
The Company does not have any equity incentive plans under which it grants stock awards to employees. Employees of subsidiaries of the Company receive equity awards from Parent's equity incentive plan or CCOH's equity incentive plan.
Foreign Currency
Results of operations for foreign subsidiaries and foreign equity investees are translated into U.S. dollars using the average exchange rates during the year.  The assets and liabilities of those subsidiaries and investees are translated into U.S. dollars using the exchange rates at the balance sheet date.  The related translation adjustments are recorded in a separate component of member's deficit, “Accumulated other comprehensive loss”.  Foreign currency transaction gains and losses are included in operations.
New Accounting Pronouncements
During the third quarter of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This update provides a one-year deferral of the effective date for ASU No. 2014-09, Revenue from Contracts with Customers.  ASU No. 2014-09 provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company expects to utilize the full retrospective method. The Company has substantially completed its evaluation of the potential changes from adopting the new standard on its future financial reporting and disclosures which included reviews of contractual terms for all of the Company’s significant revenue streams and the development of an implementation plan. The Company continues to execute on its implementation plan, including detailed policy drafting and training of segment personnel. Based on its evaluation, the Company does not expect material changes to its 2016 or 2017 consolidated revenues, operating income or balance sheets as a result of the implementation of this standard.
During the second quarter of 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update simplifies the presentation of debt issuance costs as a deduction from the carrying value of the outstanding debt balance rather than showing the debt issuance costs as an asset.  The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015.  The retrospective adoption of this guidance resulted in the reclassification of debt issuance costs of $148.0 million as of December 31, 2015, which are now reflected as “Long-term debt fees” in Note 5.
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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter of 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). This update changes the accounting for certain aspects of share-based payments to employees. Income tax effects of share-based payment awards will be recognized in the income statement with the vesting or settlement of the awards and the record keeping for additional paid-in capital pools will no longer be necessary. Additionally, companies can make a policy election to either estimate forfeitures or recognize them as they occur. The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2016. The Company does not expect the provisions of this new standard to have a material impact on its consolidated financial statements.
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
During the third quarter of 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The new standard addresses the classification of cash flows related to certain cash receipts and cash payments. Additionally, the standard clarifies how the predominance principle should be used when cash receipts and cash payments have aspects of more than one class of cash flows. First, an entity will apply the guidance in Topic 230 and other applicable topics. If there is no guidance for those cash receipts and cash payments, an entity will determine each separately identifiable source or use and classify the receipt or payment based on the nature of the cash flow. If a receipt or payment has aspects of more than one class of cash flows and cannot be separated, the classification will depend on the predominant source or use. The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2017. The Company is currently evaluating the impact of the provisions of this new standard on its consolidated financial statements.
NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLEASSETS AND GOODWILL
Dispositions
During the first quarter of 2016, Parent and certain of its subsidiaries completed the final closing for the sale of six of the Company’s broadcast communication tower sites and related assets for approximately $5.5 million.  Simultaneous with the sale, the Company entered into lease agreements for the continued use of space on all six of the towers sold. The Company realized a net gain of $2.7 million, of which $1.9 million was deferred and will be recognized over the lease term.
During the first quarter of 2016, Americas outdoor sold nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for net proceeds, which included cash and certain advertising assets in Florida, totaling $592.3 million.  The Company recognized a net gain of $278.3 million related to the sale, which is included within Other operating income (expense), net.
During the first quarter of 2016, Americas outdoor also entered into an agreement to sell its Indianapolis, Indiana market in exchange for certain assets in Atlanta, Georgia, plus approximately $41.2 million in cash. The transaction closed in January 2017. The related net assets are separately presented and classified as held-for-sale on the face of the Consolidated Balance Sheet as of December 31, 2016.
During the second quarter of 2016, International outdoor sold its business in Turkey. As a result, the Company recognized a net loss of $56.6 million, which includes $32.2 million in cumulative translation adjustments that were recognized upon the sale of the Company's subsidiaries in Turkey.
During the fourth quarter of 2016, International outdoor sold its outdoor business in Australia for cash proceeds of $195.7 million, net of cash retained by the purchaser and closing costs.  As a result, the Company recognized a net gain of $127.6 million, which is net of $14.6 million in cumulative translation adjustments that were recognized upon the sale of the Company's outdoor business in Australia.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of December 31, 2016 and 2015, respectively:

(In thousands)	December 31,	December 31,
	2016	2015
Land, buildings and improvements	$570,566	$603,234
Structures	2,684,673	2,824,794
Towers, transmitters and studio equipment	350,760	347,877
Furniture and other equipment	622,848	591,149
Construction in progress	91,655	69,042
	4,320,502	4,436,096
Less: accumulated depreciation	2,372,340	2,223,540
Property, plant and equipment, net	$1,948,162	$2,212,556
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
Annual Impairment Test to Indefinite-lived Intangible Assets
The Company performs its annual impairment test on indefinite-lived intangible assets as of July 1 of each year.

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

During 2016, the Company recognized an impairment charge of $0.7 million related to FCC licenses in one market. During 2015, the Company recognized an impairment charge of $21.6 million related to billboard permits in one market. During 2014, the Company recognized a $15.7 million impairment charge related to FCC licenses in eleven markets due to changes in the revenue growth forecasts and margins for those markets.

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
The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of December 31, 2016 and 2015, respectively:

(In thousands)	December 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$563,863	$(426,752)	$635,772	$(457,060)
Customer / advertiser relationships	1,222,519	(1,012,380)	1,222,518	(891,488)
Talent contracts	319,384	(281,060)	319,384	(252,526)
Representation contracts	253,511	(229,413)	239,142	(217,770)
Permanent easements	159,782	—	156,349	—
Other	390,171	(219,117)	394,983	(195,644)
Total	$2,909,230	$(2,168,722)	$2,968,148	$(2,014,488)
Total amortization expense related to definite-lived intangible assets for the years ended December 31, 2016, 2015 and 2014 was $222.6 million, $237.5 million, and $263.4 million, respectively.
As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)
2017	$195,966
2018	128,279
2019	44,820
2020	38,199
2021	35,471
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

The Company recognized goodwill impairment of $7.3 million during the year ended December 31, 2016 related to one market in the Company's International outdoor segment and concluded no goodwill impairment charge was required for the year ended December 31, 2015.

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Consolidated
Balance as of December 31, 2014	$3,288,481	$584,574	$232,538	$81,831	$4,187,424
Acquisitions	—	—	10,998	—	10,998
Foreign currency	—	(709)	(19,644)	—	(20,353)
Assets held for sale	—	(49,182)	—	—	(49,182)
Balance as of December 31, 2015	$3,288,481	$534,683	$223,892	$81,831	$4,128,887
Impairment	—	—	(7,274)	—	(7,274)
Dispositions	—	(6,934)	(30,718)	—	(37,652)
Foreign currency	—	(1,998)	(5,051)	—	(7,049)
Assets held for sale	—	(10,337)	—	—	(10,337)
Balance as of December 31, 2016	$3,288,481	$515,414	$180,849	$81,831	$4,066,575
The balance at December 31, 2014 is net of cumulative impairments of $3.5 billion, $2.6 billion, $326.6 million and $212.0 million in the Company’s iHM, Americas outdoor, International outdoor and Other segments, respectively.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INVESTMENTS
The following table summarizes the Company's investments in nonconsolidated affiliates and available-for-sale securities:

(In thousands)	Equity Method Investments	Cost Method Investments	Marketable Equity Securities	Total Investments
Balance at December 31, 2014	$9,493	$16,269	$1,978	$27,740
Cash advances	2,578	—	—	2,578
Acquisitions of investments, net	17,980	47,546	—	65,526
Equity in earnings (loss)	(902)	—	—	(902)
Foreign currency translation adjustment	(89)	(13)	(205)	(307)
Distributions received	(1,350)	—	—	(1,350)
Loss on investments	—	(5,000)	—	(5,000)
Other	—	—	553	553
Balance at December 31, 2015	$27,710	$58,802	$2,326	$88,838
Cash advances	2,993	—	—	2,993
Acquisitions of investments, net	6,737	26,086	—	32,823
Equity in loss	(16,733)	—	—	(16,733)
Disposals of investments, net	(2,476)	(1,000)	—	(3,476)
Foreign currency transaction adjustment	(45)	(196)	(35)	(276)
Distributions received	(3,709)	—	—	(3,709)
Loss on investments	—	(14,798)	—	(14,798)
Other		2,772	(576)	2,196
Balance at December 31, 2016	$14,477	$71,666	$1,715	$87,858
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
During 2016, the Company recorded $26.1 million in its iHM segment for investments made in four private companies in exchange for advertising services and cash.  Two of these investments are being accounted for under the equity method of accounting, and two of these investments are being accounted for under the cost method. During the fourth quarter of 2015, the Company recorded $36.5 million in its iHM segment for investments made in three private companies in exchange for advertising services. One of these investments is being accounted for under the equity method of accounting, and two of these investments are being accounted for under the cost method.  The Company recognized barter revenue of $15.6 million in the year ended December 31, 2015 and $36.6 million in the year ended December 31, 2016 as services were provided.  The Company recognized a non-cash impairment of $14.5 million on one of these cost investments for the year ended December 31, 2016, which was recorded in “Loss on investments, net.”  In addition, the Company recognized a non-cash impairment of $15.0 million on one of these equity investments for the year ended December 31, 2016, which was recorded in "Equity in loss of nonconsolidated affiliates."
The Company recognized a non-cash impairment of $5.0 million on a cost investment for the year ended December 31, 2015, which was recorded in “Loss on investments, net.”
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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s marketable equity securities are measured at fair value on each reporting date.
The marketable equity securities are measured at fair value using quoted prices in active markets.  Due to the fact that the inputs used to measure the marketable equity securities at fair value are observable, the Company has categorized the fair value measurements of the securities as Level 1.  As of December 31, 2016 and 2015, the Company held $1.7 million and $2.3 million in marketable equity securities, which are included within Other Assets.
NOTE 4 – ASSET RETIREMENT OBLIGATION
The Company’s asset retirement obligation is reported in “Other long-term liabilities” with the current portion recorded in “Accrued liabilities” and relates to its obligation to dismantle and remove outdoor advertising displays from leased land and to reclaim the site to its original condition upon the termination or non-renewal of a lease or contract.  When the liability is recorded, the cost is capitalized as part of the related long-lived assets’ carrying value.  Due to the high rate of lease renewals over a long period of time, the calculation assumes that all related assets will be removed at some period over the next 55 years.  An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site.  The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk adjusted credit rate for the same period.
The following table presents the activity related to the Company’s asset retirement obligation:

(In thousands)	Years Ended December 31,
	2016	2015
Beginning balance	$48,056	$54,211
Adjustment due to changes in estimates	(5,343)	2,082
Accretion of liability	5,090	754
Liabilities settled	(4,310)	(6,105)
Foreign Currency	(1,002)	(2,886)
Ending balance	42,491	48,056
Less: current portion	424	482
Long-term portion of asset retirement obligation	$42,067	$47,574

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LONG-TERM DEBT
Long-term debt at December 31, 2016 and 2015 consisted of the following:

(In thousands)	December 31,	December 31,
	2016	2015
Senior Secured Credit Facilities	$6,300,000	$6,300,000
Receivables Based Credit Facility Due 2017	330,000	230,000
Priority Guarantee Notes	6,274,815	6,274,815
Subsidiary Revolving Credit Facility Due 2018	—	—
Other Secured Subsidiary Debt	20,987	25,228
Total Consolidated Secured Debt	12,925,802	12,830,043

14.0% Senior Notes Due 2021	1,729,168	1,695,097
Legacy Notes(1)	475,000	667,900
10.0% Senior Notes Due 2018	347,028	730,000
Subsidiary Senior Notes	5,150,000	5,150,000
Other Subsidiary Debt	27,954	165
Purchase accounting adjustments and original issue discount	(166,961)	(204,611)
Long-term debt fees	(123,003)	(147,983)
	20,364,988	20,720,611
Less: current portion	342,908	181,512
Total long-term debt	$20,022,080	$20,539,099

(1)
The Legacy Notes amount does not include $57.1 million aggregate principal amount of 5.5% Senior Notes due 2016, which matured on December 15, 2016 and continue to remain outstanding. These notes are held by a subsidiary of the Company and are eliminated for purposes of consolidation of the Company’s financial statements.

The Company’s weighted average interest rate at December 31, 2016 and 2015 was 8.5%.  The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $16.7 billion and $15.2 billion at December 31, 2016 and 2015, respectively. Under the fair value hierarchy established by ASC 820-10-35, the fair market value of the Company’s debt is classified as either Level 1 or Level 2.
Senior Secured Credit Facilities
As of December 31, 2016 and 2015, iHeartCommunications had senior secured credit facilities consisting of:

(In thousands)		December 31,	December 31,
	Maturity Date	2016	2015
Term Loan D	1/30/2019	$5,000,000	$5,000,000
Term Loan E	7/30/2019	1,300,000	1,300,000
Total Senior Secured Credit Facilities		$6,300,000	$6,300,000
iHeartCommunications is the primary borrower under the senior secured credit facilities, and certain of its domestic restricted subsidiaries are co-borrowers under a portion of the term loan facilities.
Interest Rate and Fees
Borrowings under iHeartCommunications' senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at iHeartCommunications' option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent or (B) the Federal funds effective rate from time to time plus 0.50%, or (ii) a Eurocurrency

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs.
The margin percentages applicable to the term loan facilities are the following percentages per annum:

•	with respect to loans under the term loan D, (i) 5.75% in the case of base rate loans and (ii) 6.75% in the case of Eurocurrency rate loans; and

•	with respect to loans under the term loan E, (i) 6.50% in the case of base rate loans and (ii) 7.50% in the case of Eurocurrency rate loans.
The margin percentages are subject to adjustment based upon iHeartCommunications' leverage ratio.
Collateral and Guarantees
The senior secured credit facilities are guaranteed by iHeartCommunications and each of iHeartCommunications' existing and future material wholly-owned domestic restricted subsidiaries, subject to certain exceptions.
All obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured, subject to permitted liens, including prior liens permitted by the indenture governing iHeartCommunications' legacy notes, and other exceptions, by:

•	a lien on the capital stock of iHeartCommunications;

•	100% of the capital stock of any future material wholly-owned domestic license subsidiary that is not a “Restricted Subsidiary” under the indenture governing iHeartCommunications' legacy notes;

•	certain assets that do not constitute “principal property” (as defined in the indenture governing iHeartCommunications' legacy notes);

•
certain specified assets of iHeartCommunications and the guarantors that constitute “principal property” (as defined in the indenture governing iHeartCommunications' legacy notes) securing obligations under the senior secured credit facilities up to the maximum amount permitted to be secured by such assets without requiring equal and ratable security under the indenture governing iHeartCommunications' legacy notes; and

•
a lien on the accounts receivable and related assets securing iHeartCommunications' receivables based credit facility that is junior to the lien securing iHeartCommunications' obligations under such credit facility.

Certain Covenants
The senior secured credit facilities include negative covenants that, subject to significant exceptions, limit iHeartCommunications' ability and the ability of its restricted subsidiaries to, among other things:

•	incur additional indebtedness;

•	create liens on assets;

•	engage in mergers, consolidations, liquidations and dissolutions;

•	sell assets;

•	pay dividends and distributions or repurchase iHeartCommunications' capital stock;

•	make investments, loans, or advances;

•	prepay certain junior indebtedness;

•	engage in certain transactions with affiliates;

•	amend material agreements governing certain junior indebtedness; and

•	change lines of business.

Receivables Based Credit Facility
On November 17, 2016, iHeartCommunications' incurred $100.0 million of additional borrowings under its receivables based credit facility. As of December 31, 2016, there were borrowings of $330.0 million outstanding under iHeartCommunications' receivables based credit facility. On January 31, 2017, iHeartCommunications prepaid $25.0 million of the amount borrowed under its receivables based credit facility, bringing its total outstanding borrowings under this facility to $305.0 million.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Interest Rate and Fees
Borrowings under the receivables based credit facility bear interest at a rate per annum equal to an applicable margin plus, at iHeartCommunications' option, either (i) a base rate determined by reference to the highest of (a) the prime rate of Citibank, N.A. and (b) the Federal Funds rate plus 0.50% or (ii) a Eurocurrency rate determined by reference to the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) for Eurodollar deposits for the interest period relevant to such borrowing. The applicable margin for borrowings under the receivables based credit facility ranges from 1.50% to 2.00% for Eurocurrency borrowings and from 0.50% to 1.00% for base-rate borrowings, depending on average daily excess availability under the receivables based credit facility during the prior fiscal quarter.
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
Maturity
Borrowings under the receivables based credit facility will mature, and lending commitments thereunder will terminate, on the fifth anniversary of the effectiveness of the receivables based credit facility, which is December 24, 2017.
Guarantees and Security
The facility is guaranteed by, subject to certain exceptions, the guarantors of iHeartCommunications' senior secured credit facilities. All obligations under the receivables based credit facility, and the guarantees of those obligations, are secured by a perfected security interest in all of iHeartCommunications' and all of the guarantors’ accounts receivable and related assets and proceeds thereof that is senior to the security interest of iHeartCommunications' senior secured credit facilities in such accounts receivable and related assets and proceeds thereof, subject to permitted liens, including prior liens permitted by the indenture governing certain of iHeartCommunications' legacy notes, and certain exceptions.
Certain Covenants
The receivables based credit facility includes negative covenants that, subject to significant exceptions, limit iHeartCommunications' ability and the ability of its restricted subsidiaries to, among other things:

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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Priority Guarantee Notes
As of December 31, 2016 and 2015, iHeartCommunications had outstanding Priority Guarantee Notes consisting of:

(In thousands)				December 31,	December 31,
	Maturity Date	Interest Rate	Interest Payment Terms	2016	2015
9.0% Priority Guarantee Notes due 2019	12/15/2019	9.0%	Payable semi-annually in arrears on June 15 and December 15 of each year	$1,999,815	$1,999,815
9.0% Priority Guarantee Notes due 2021	3/1/2021	9.0%	Payable semi-annually in arrears on March 1 and September 1 of each year	1,750,000	1,750,000
11.25% Priority Guarantee Notes due 2021	3/1/2021	11.25%	Payable semi-annually in arrears on March 1 and September 1 of each year	575,000	575,000
9.0% Priority Guarantee Notes due 2022	9/15/2022	9.0%	Payable semi-annually in arrears on March 15 and September 15 of each year	1,000,000	1,000,000
10.625% Priority Guarantee Notes due 2023	3/15/2023	10.625%	Payable semi-annually in arrears on March 15 and September 15 of each year	950,000	950,000
Total Priority Guarantee Notes				$6,274,815	$6,274,815
Guarantees and Security
The Priority Guarantee Notes are iHeartCommunications' senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indentures. The Priority Guarantee Notes and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) the capital stock of iHeartCommunications and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain of iHeartCommunications' legacy notes), in each case equal in priority to the liens securing the obligations under iHeartCommunications' senior secured credit facilities, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing iHeartCommunications' receivables based credit facility junior in priority to the lien securing iHeartCommunications' obligations thereunder, subject to certain exceptions.  In addition to the collateral granted to secure the Priority Guarantee Notes, the collateral agent and the trustee for the 9% Priority Guarantee Notes due 2019 entered into an agreement with the administrative agent for the lenders under the senior secured credit facilities to turn over to the trustee under the 9% Priority Guarantee Notes due 2019, for the benefit of the holders of the 9% Priority Guarantee Notes due 2019, a pro rata share of any recovery received on account of the principal properties, subject to certain terms and conditions.
Redemptions
iHeartCommunications may redeem the Priority Guarantee Notes at its option, in whole or in part, at redemption prices set forth in the indentures, plus accrued and unpaid interest to the redemption dates.
Certain Covenants
The indentures governing the Priority Guarantee Notes contain covenants that limit iHeartCommunications' ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of iHeartCommunications' existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of iHeartCommunications' assets. The indentures contain covenants that limit the Company’s and iHeartCommunications' ability and the ability of their restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the Priority Guarantee Notes. The indentures also provide for customary events of default.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsidiary Revolving Credit Facility Due 2018
During the third quarter of 2013, CCOH entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital needs, to issue letters of credit and for other general corporate purposes.  At December 31, 2016, there were no amounts outstanding under the revolving credit facility, and $65.4 million of letters of credit under the revolving credit facility, which reduce availability under the facility.
14.0% Senior Notes due 2021
As of December 31, 2016, iHeartCommunications had outstanding approximately $1.7 billion of aggregate principal amount of 14.0% Senior Notes due 2021 (net of $440.6 million principal amount held by a subsidiary of iHeartCommunications).
The 14.0% Senior Notes due 2021 mature on February 1, 2021.  Interest on the 14.0% Senior Notes due 2021 is payable semi-annually on February 1 and August 1 of each year.  Interest on the 14.0% Senior Notes due 2021 will be paid at the rate of (i) 12.0% per annum in cash and (ii) 2.0% per annum through the issuance of payment-in-kind notes (the “PIK Notes”). Any PIK Notes issued in certificated form will be dated as of the applicable interest payment date and will bear interest from and after such date. All PIK Notes issued will mature on February 1, 2021 and have the same rights and benefits as the 14.0% Senior Notes due 2021. Beginning with the interest payment due August 1, 2018 and continuing on each interest payment date thereafter, redemptions of a portion of the principal amount then outstanding will become due for purposes of applicable high yield discount obligation (“AHYDO”) catch-up payments.
The 14.0% Senior Notes due 2021 are fully and unconditionally guaranteed on a senior basis by the guarantors named in the indenture governing such notes.  The guarantee is structurally subordinated to all existing and future indebtedness and other liabilities of any subsidiary of the applicable subsidiary guarantor that is not also a guarantor of the 14.0%Senior Notes due 2021.  The guarantees are subordinated to the guarantees of iHeartCommunications' senior secured credit facilities and certain other permitted debt, but rank equal to all other senior indebtedness of the guarantors.
iHeartCommunications may redeem the 14.0% Senior Notes due 2021, in whole or in part, within certain dates, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.
The indenture governing the 14.0% Senior Notes due 2021 contains covenants that limit iHeartCommunications' ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, iHeartCommunications' capital stock or repurchase iHeartCommunications' capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose of substantially all of iHeartCommunications' assets; (vii) engage in transactions with affiliates; and (viii) designate iHeartCommunications' subsidiaries as unrestricted subsidiaries.
Legacy Notes
As of December 31, 2016 and 2015, iHeartCommunications had outstanding senior notes (net of $57.1 million aggregate principal amount held by a subsidiary of iHeartCommunications) consisting of:

(In thousands)	December 31,	December 31,
	2016	2015
5.5% Senior Notes Due 2016(1)	$—	$192,900
6.875% Senior Notes Due 2018	175,000	175,000
7.25% Senior Notes Due 2027	300,000	300,000
Total Legacy Notes	$475,000	$667,900

(1)
In December 2016, iHeartCommunications repaid at maturity $192.9 million of 5.5% Senior Notes due 2016 and did not pay $57.1 million of the notes held by a subsidiary of the Company. The $57.1 million of aggregate principal amount remains outstanding and is eliminated for purposes of consolidation of the Company’s financial statements.

These senior notes were the obligations of iHeartCommunications prior to the merger in 2008. The senior notes are senior, unsecured obligations that are effectively subordinated to iHeartCommunications' secured indebtedness to the extent of the value of iHeartCommunications' assets securing such indebtedness and are not guaranteed by any of iHeartCommunications' subsidiaries

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and, as a result, are structurally subordinated to all indebtedness and other liabilities of iHeartCommunications' subsidiaries.  The senior notes rank equally in right of payment with all of iHeartCommunications' existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness.
10.0% Senior Notes due 2018
As of December 31, 2016, iHeartCommunications had outstanding $347.0 million aggregate principal amount of 10.0% Senior Notes due 2018 (net of $503.0 million aggregate principal amount held by certain subsidiaries of iHeartCommunications).  The 10.0% Senior Notes due 2018 mature on January 15, 2018 and bear interest at a rate of 10.0% per annum, payable semi-annually on January 15 and July 15 of each year. On December 20, 2016, iHeartCommunications commenced an offer to noteholders to exchange its 10.0% Senior Notes due 2018 for newly-issued 11.25% Priority Guarantee Notes which will be issued as “additional notes” under the indenture governing iHeartCommunications' existing 11.25% Priority Guarantee Notes due 2021.  On February 7, 2017, iHeartCommunications completed the exchange offer by issuing $476.4 million in aggregate principal amount of 11.25% Priority Guarantee Notes due 2021 in exchange for $476.4 million of aggregate principal amount outstanding of its 10.0% Senior Notes due 2018, of which $241.4 million is held by subsidiaries of iHeartCommunications.
The 10% Senior Notes due 2018 are senior, unsecured obligations that are effectively subordinated to iHeartCommunications' secured indebtedness to the extent of the value of iHeartCommunications' assets securing such indebtedness and are not guaranteed by any of iHeartCommunications' subsidiaries and, as a result, are structurally subordinated to all indebtedness and other liabilities of iHeartCommunications' subsidiaries. The 10.0% Senior Notes due 2018 rank equally in right of payment with all of iHeartCommunications' existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsidiary Senior Notes
As of December 31, 2016 and 2015, the Company's subsidiaries, Clear Channel Worldwide Holdings, Inc. ("CCWH") and Clear Channel International B.V. had outstanding notes consisting of:

(In thousands)				December 31,	December 31,
	Maturity Date	Interest Rate	Interest Payment Terms	2016	2015
CCWH Senior Notes:
6.5% Series A Senior Notes Due 2022	11/15/2022	6.5%	Payable to the trustee weekly in arrears and to noteholders on May 15 and November 15 of each year	$735,750	$735,750
6.5% Series B Senior Notes Due 2022	11/15/2022	6.5%	Payable to the trustee weekly in arrears and to noteholders on May 15 and November 15 of each year	1,989,250	1,989,250
CCWH Senior Subordinated Notes:
7.625% Series A Senior Notes Due 2020	3/15/2020	7.625%	Payable to the trustee weekly in arrears and to noteholders on March 15 and September 15 of each year	275,000	275,000
7.625% Series B Senior Notes Due 2020	3/15/2020	7.625%	Payable to the trustee weekly in arrears and to noteholders on March 15 and September 15 of each year	1,925,000	1,925,000
Total CCWH Notes				$4,925,000	$4,925,000
Clear Channel International B.V. Senior Notes:
8.75% Senior Notes Due 2020	12/15/2020	8.75%	Payable semi-annually in arrears on June 15 and December 15 of each year	$225,000	$225,000
Total Subsidiary Senior Notes				$5,150,000	$5,150,000
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
The CCWH Senior Notes are senior obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCWH and the guarantees of the CCWH Senior Notes rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors. The CCWH Senior Subordinated Notes are unsecured senior subordinated obligations that rank junior to all of CCWH’s existing and future senior debt, including the CCWH Senior Notes, equally with any of CCWH’s existing and future senior subordinated debt and ahead of all of CCWH’s existing and future debt that expressly provides that it is subordinated to the CCWH Senior Subordinated Notes.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Redemptions
CCWH may redeem the CCWH Senior Notes and the CCWH Senior Subordinated Notes at its option, in whole or in part, at redemption prices set forth in the indentures plus accrued and unpaid interest to the redemption dates and plus an applicable premium.
Certain Covenants
The indentures governing the CCWH Senior Notes and the CCWH Senior Subordinated Notes contain covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•	incur or guarantee additional debt or issue certain preferred stock;

•	make certain investments;

•	in case of the Senior Notes, create liens on its restricted subsidiaries’ assets to secure such debt;

•	create restrictions on the payment of dividends or other amounts to it from its restricted subsidiaries that are not guarantors of the notes;

•	enter into certain transactions with affiliates;

•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets;

•	sell certain assets, including capital stock of its subsidiaries; and

•	in the case of the Series B CCWH Senior Notes and the Series B CCWH Senior Subordinated Notes, pay dividends, redeem or repurchase capital stock or make other restricted payments.
Clear Channel International B.V. Senior Notes
The Clear Channel International B.V. Senior Notes ("CCIBV Senior Notes") are guaranteed by certain of the International outdoor business’s existing and future subsidiaries. The Company does not guarantee or otherwise assume any liability for the CCIBV Senior Notes. The notes are senior unsecured obligations that rank pari passu in right of payment to all unsubordinated indebtedness of Clear Channel International B.V., and the guarantees of the notes are senior unsecured obligations that rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors of the notes.
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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future Maturities of Long-term Debt
Future maturities of long-term debt at December 31, 2016 are as follows:

(in thousands)
2017	$343,450
2018	534,287
2019	8,304,297
2020	2,430,131
2021	4,060,007
Thereafter	4,982,780
Total (1)	$20,654,952

(1)
Excludes purchase accounting adjustments and original issue discount of $167.0 million and long-term debt fees of $123.0 million, which are amortized through interest expense over the life of the underlying debt obligations.

(2)
Excludes certain estimated applicable high yield discount obligation (“AHYDO”) catch-up payments on the principal amount outstanding of Senior Notes due 2021 of $24.8 million, $64.7 million, and $68.4 million in 2018, 2019 and 2020, respectively.

Surety Bonds, Letters of Credit and Guarantees
As of December 31, 2016, iHeartCommunications had outstanding surety bonds, commercial standby letters of credit and bank guarantees of $60.0 million, $103.4 million and $35.7 million, respectively. Bank guarantees of $18.8 million were cash secured.  These surety bonds, letters of credit and bank guarantees relate to various operational matters including insurance, bid, concession and performance bonds as well as other items.
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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2016, the Company's future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, capital expenditure commitments and employment/talent contracts consist of the following:

(In thousands)			Capital
	Non-Cancelable	Non-Cancelable	Expenditure	Employment/Talent
	Operating Leases	Contracts	Commitments	Contracts
2017	$464,877	$435,186	$49,618	$64,222
2018	414,790	331,815	7,348	52,134
2019	384,257	286,270	4,449	48,093
2020	353,934	229,104	1,962	45,500
2021	320,798	191,197	2,097	6,250
Thereafter	2,147,942	411,341	12,242	—
Total	$4,086,598	$1,884,913	$77,716	$216,199
Rent expense charged to operations for the years ended December 31, 2016, 2015 and 2014 was $1.12 billion, $1.14 billion and $1.17 billion, respectively.
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
Stockholder Litigation
On May 9, 2016, a stockholder of CCOH filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management Inc. v. iHeartMedia Inc. et al., C.A. No. 12312-VCS. The complaint names as defendants Parent, iHeartCommunications, Inc. ("iHeartCommunications"), an indirect subsidiary of Parent, Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the "Sponsor Defendants"), Parent's private equity sponsors and majority owners, and the members

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of CCOH's board of directors. CCOH also is named as a nominal defendant. The complaint alleges that the defendants have breached their fiduciary duties by causing CCOH to: (i) continue to loan cash to iHeartCommunications under the intercompany note at below-market rates; (ii) abandon its growth and acquisition strategies in favor of transactions that would provide cash to Parent and iHeartCommunications; (iii) issue new debt in the CCIBV note offering (the "CCIBV Note Offering") to provide cash to Parent and iHeartCommunications through a dividend; and (iv) effect the sales of certain outdoor markets in the U.S. (the "Outdoor Asset Sales") allegedly to provide cash to Parent and iHeartCommunications through a dividend. The complaint also alleges that Parent, iHeartCommunications and the Sponsor Defendants aided and abetted the directors' breaches of their fiduciary duties. The complaint further alleges that Parent, iHeartCommunications and the Sponsor Defendants were unjustly enriched as a result of these transactions and that these transactions constituted a waste of corporate assets for which the defendants are liable to CCOH. The plaintiff is seeking, among other things, a ruling that the defendants breached their fiduciary duties to CCOH and that Parent, iHeartCommunications and the Sponsor Defendants aided and abetted the CCOH board of directors' breaches of fiduciary duty, rescission of payments made by CCOH to iHeartCommunications and its affiliates pursuant to dividends declared in connection with the CCIBV Note Offering and Outdoor Asset Sales, and an order requiring Parent, iHeartCommunications and the Sponsor Defendants to disgorge all profits they have received as a result of the alleged fiduciary misconduct.
On July 20, 2016, the defendants filed a motion to dismiss plaintiff's verified stockholder derivative complaint for failure to state a claim upon which relief can be granted. On November 23, 2016, the Court granted defendants' motion to dismiss all claims brought by the plaintiff. On December 19, 2016, the plaintiff filed a notice of appeal of the ruling.
NOTE 7 – INCOME TAXES
Significant components of the provision for income tax benefit (expense) are as follows:

(In thousands)	Years Ended December 31,
	2016	2015	2014
Current - Federal	$(190)	$(31)	$(503)
Current - foreign	(44,555)	(46,188)	(27,256)
Current - state	(2,908)	(12,890)	3,193
Total current expense	(47,653)	(59,109)	(24,566)

Deferred - Federal	38,715	(30,719)	(29,284)
Deferred - foreign	56,747	5,269	4,308
Deferred - state	2,665	(2,398)	(8,947)
Total deferred benefit (expense)	98,127	(27,848)	(33,923)
Income tax benefit (expense)	$50,474	$(86,957)	$(58,489)
Current tax expense of $47.7 million was recorded for 2016 as compared to a current tax expense of $59.1 million for 2015.  The current tax expense recorded in 2016 was primarily related to foreign income taxes on operating profits generated in certain foreign jurisdictions during the period. The decrease in current tax expense when compared to 2015 was primarily attributable to a decrease in state tax expense which resulted from a reduction in unrecognized tax benefits during 2016 in connection with the settlements of tax examinations during the period.
Current tax expense of $59.1 million was recorded for 2015 as compared to a current tax expense of $24.6 million for 2014.  The change in current tax was primarily due to a reduction in unrecognized tax benefits during 2014, which resulted from the expiration of statutes of limitations to assess taxes in the United Kingdom and several state jurisdictions.  This decrease in unrecognized tax benefits resulted in a reduction to current tax expense of $35.4 million during 2015.
Deferred tax benefit of $98.1 million was recorded for 2016 compared with deferred tax expense of $27.8 million for 2015.  The federal and state deferred tax benefits recorded in 2016 were primarily attributable to the reversal of certain U.S. deferred tax liabilities attributable to indefinite-lived intangible assets that were disposed of in connections with the sale of nine non-strategic U.S. outdoor markets during the first quarter of 2016. In addition, the foreign deferred tax benefit recorded in 2016 was primarily related to the $43.3 million deferred tax benefit for the release of valuation allowance against certain net operating loss carryforwards

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in France. Due to positive evidence that now exists, the Company expects to realize the benefit of these net operating loss carryforwards in the future.
Deferred tax expense of $27.8 million was recorded for 2015 compared with deferred tax expense of $33.9 million for 2014.  The change in deferred tax is primarily due to the valuation allowances recorded against the Company’s federal and state net operating losses during 2015.
Significant components of the Company's deferred tax liabilities and assets as of December 31, 2016 and 2015 are as follows:

(In thousands)	2016	2015
Deferred tax liabilities:
Intangibles and fixed assets	$2,016,861	$2,173,491
Long-term debt	37,205	79,758
Investments	—	3,701
Other	10,159	11,540
Total deferred tax liabilities	2,064,225	2,268,490

Deferred tax assets:
Accrued expenses	155,037	114,079
Investments	5,458	—
Net operating loss carryforwards	1,384,175	1,495,294
Bad debt reserves	10,137	9,256
Other	43,545	39,539
Total gross deferred tax assets	1,598,352	1,658,168
Less: Valuation allowance	991,222	944,576
Total deferred tax assets	607,130	713,592
Net deferred tax liabilities	$1,457,095	$1,554,898
During the fourth quarter of 2015, the Company elected early adoption of ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. This update requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts.
The deferred tax liability related to intangibles and fixed assets primarily relates to the difference in book and tax basis of acquired FCC licenses, billboard permits and tax deductible goodwill created from the Company’s various stock acquisitions.  In accordance with ASC 350-10, Intangibles—Goodwill and Other, the Company does not amortize FCC licenses and billboard permits.  As a result, this deferred tax liability will not reverse over time unless the Company recognizes future impairment charges related to its FCC licenses, permits and tax deductible goodwill or sells its FCC licenses or permits.  As the Company continues to amortize its tax basis in its FCC licenses, permits and tax deductible goodwill, the deferred tax liability will increase over time. The Company’s net foreign deferred tax assets for the period ending December 31, 2016 were $47.1 million and the net foreign tax liabilities for the period ending December 31, 2015 were $9.3 million.
At December 31, 2016, the Company had recorded net operating loss carryforwards (tax effected) for federal and state income tax purposes of approximately $1.2 billion, expiring in various amounts through 2035. The Company expects to realize the benefits of a portion of its deferred tax assets attributable to federal and state net operating losses based upon expected future taxable income from deferred tax liabilities that reverse in the relevant federal and state jurisdictions and carryforward periods.  As of December 31, 2016, the Company had recorded a partial valuation allowance of $853.9 million against these deferred tax assets attributable to federal and state net operating losses, of which $61.5 million was recorded during the current period ended December 31, 2016.  In addition, the Company recorded a net reduction of $14.8 million in valuation allowance against its foreign deferred tax assets during the year ended December 31, 2016. The net reduction is primarily due to a release of valuation allowances in France as a result of positive evidence that the net operating loss carryforwards are more likely than not to be utilized in future periods. At December 31, 2016, the Company had recorded $152.5 million (tax-effected) of deferred tax assets for foreign net operating loss carryforwards, which are offset in part by an associated valuation allowance of $103.3 million.  Additional deferred tax valuation

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allowance of $34.0 million offsets other foreign deferred tax assets that are not expected to be realized.  Realization of these foreign deferred tax assets is dependent upon the Company’s ability to generate future taxable income in appropriate tax jurisdictions and carryforward periods.  Due to the Company’s evaluation of all available evidence, including significant negative evidence of cumulative losses in these jurisdictions, the Company continues to record valuation allowances on the foreign deferred tax assets that are not expected to be realized.   The Company expects to realize its remaining gross deferred tax assets based upon its assessment of deferred tax liabilities that will reverse in the same carryforward period and jurisdiction and are of the same character as the net operating loss carryforwards and temporary differences that give rise to the deferred tax assets.  Any deferred tax liabilities associated with acquired FCC licenses, billboard permits and tax-deductible goodwill intangible assets are not relied upon as a source of future taxable income, as these intangible assets have an indefinite life.
At December 31, 2016, net deferred tax liabilities include a deferred tax asset of $28.6 million relating to stock-based compensation expense under ASC 718-10, Compensation—Stock Compensation.  Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date.  Accordingly, there can be no assurance that the stock price of the Company’s common stock will rise to levels sufficient to realize the entire deferred tax benefit currently reflected in its balance sheet.
Loss before income taxes:

(In thousands)	Years Ended December 31,
	2016	2015	2014
US	$(349,829)	$(700,376)	$(800,879)
Foreign	59,352	49,843	97,210
Total loss before income taxes	$(290,477)	$(650,533)	$(703,669)
The reconciliation of income tax computed at the U.S. federal statutory tax rates to the recorded income tax benefit (expense) is:

	Years Ended December 31,
(In thousands)	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax benefit at statutory rates	$101,667	35.0%	$227,686	35.0%	$246,284	35.0%
State income taxes, net of federal tax effect	6,372	2.2%	17,795	2.7%	26,518	3.8%
Foreign income taxes	(21,477)	(7.4)%	(23,474)	(3.6)%	11,074	1.6%
Nondeductible items	(5,760)	(2.0)%	(5,764)	(0.9)%	(5,533)	(0.8)%
Changes in valuation allowance and other estimates	(31,229)	(10.7)%	(302,935)	(46.6)%	(333,641)	(47.4)%
Other, net	901	0.3%	(265)	—%	(3,191)	(0.5)%
Income tax benefit (expense)	$50,474	17.4%	$(86,957)	(13.4)%	$(58,489)	(8.3)%
The Company’s effective tax benefit rate for the year ended December 31, 2016 is 17.4%.  The effective tax benefit rate for 2016 was impacted by the $43.3 million deferred tax benefit recorded in connection with the release of valuation allowance in France, which was offset by $54.7 million of tax expense attributable to the sale of our outdoor business in Australia. Additionally, the 2016 effective tax benefit rate was impacted by the $31.8 million valuation allowance recorded against a portion of current period federal and state deferred tax assets due to the uncertainty of the ability to realize those assets in future periods.
A tax expense was recorded for the year ended December 31, 2015 of (13.4)%.  The effective tax rate for 2015 was impacted by the $305.3 million valuation allowance recorded during the period as additional deferred tax expense.  The valuation allowance was recorded against a portion of the federal and state net operating losses due to the uncertainty of the ability to utilize those losses in future periods.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A tax expense was recorded for the year ended December 31, 2014 of (8.3)%.  The effective tax rate for 2014 was impacted by the $339.8 million valuation allowance recorded during the period as additional deferred tax expense.  The valuation allowance was recorded against a portion of the federal and state net operating losses due to the uncertainty of the ability to utilize those losses in future periods.  This expense was partially offset by $28.9 million in net tax benefits associated with a decrease in unrecognized tax benefits resulting from the expiration of statute of limitations to assess taxes in the United Kingdom and several state jurisdictions.
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
The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense.  The total amount of interest accrued at December 31, 2016 and 2015 was $47.5 million and $45.0 million, respectively.  The total amount of unrecognized tax benefits including accrued interest and penalties at December 31, 2016 and 2015 was $145.4 million and $148.2 million, respectively, of which $115.1 million and $113.6 million is included in “Other long-term liabilities” on the Company’s consolidated balance sheets, respectively.  In addition, $30.3 million and $34.6 million of unrecognized tax benefits are recorded net with the Company’s deferred tax assets for its net operating losses as opposed to being recorded in “Other long-term liabilities” at December 31, 2016 and 2015, respectively.  The total amount of unrecognized tax benefits at December 31, 2016 and 2015 that, if recognized, would impact the effective income tax rate is $53.8 million and $54.3 million, respectively.

(In thousands)	Years Ended December 31,
Unrecognized Tax Benefits	2016	2015
Balance at beginning of period	$103,208	$106,914
Increases for tax position taken in the current year	10,094	9,856
Increases for tax positions taken in previous years	3,024	3,087
Decreases for tax position taken in previous years	(11,157)	(8,534)
Decreases due to settlements with tax authorities	(1,007)	(3,821)
Decreases due to lapse of statute of limitations	(6,200)	(4,294)
Balance at end of period	$97,962	$103,208
The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions.  During 2016, the company settled several tax examinations that resulted in the reduction of unrecognized tax benefits of $11.2 million, excluding interest, during the period. In addition, the statute of limitations for certain tax years expired in the United Kingdom and other jurisdictions resulting in the reduction to unrecognized tax benefits of $6.2 million, excluding interest. During 2015, the statute of limitations for certain tax years expired in the United Kingdom and several state jurisdictions resulting in a reduction to unrecognized tax benefits of $4.3 million, excluding interest. Also during 2015, the Company settled certain U.S. federal and state examinations with taxing authorities, resulting in decreases in unrecognized tax benefits relating to cash tax payments of $3.8 million.  All federal income tax matters through 2010 are closed.  The Company is currently in appeals with the IRS for the Company’s tax returns for the 2011 and 2012 periods.  Substantially all material state, local, and foreign income tax matters have been concluded for years through 2008.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – MEMBER’S DEFICIT
The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in member's deficit attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances as of January 1, 2016	$(10,784,296)	$177,615	$(10,606,681)
Net income (loss)	(296,318)	56,315	(240,003)
Distributions and other payments to noncontrolling interests	—	(70,412)	(70,412)
Purchase of additional noncontrolling interests	(1,224)	1,224	—
Disposal of noncontrolling interests	—	(36,846)	(36,846)
Share-based compensation	2,848	10,238	13,086
Foreign currency translation adjustments	27,343	(5,360)	21,983
Unrealized holding loss on marketable securities	(518)	(58)	(576)
Other adjustments to comprehensive loss	(10,622)	(1,192)	(11,814)
Reclassifications adjustments	42,328	4,402	46,730
Other, net	(199)	(743)	(942)
Balances as of December 31, 2016	$(11,020,658)	$135,183	$(10,885,475)

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances as of January 1, 2015	$(9,889,348)	$224,140	$(9,665,208)
Net income (loss)	(754,621)	17,131	(737,490)
Distribution and other payments to noncontrolling interests	—	(52,384)	(52,384)
Purchase of additional noncontrolling interests	(40,819)	(1,978)	(42,797)
Share-based compensation	2,564	8,359	10,923
Foreign currency translation adjustments	(93,377)	(21,529)	(114,906)
Unrealized holding gain on marketable securities	495	58	553
Other adjustments to comprehensive loss	(9,253)	(1,013)	(10,266)
Reclassifications adjustments	734	74	808
Other, net	(671)	4,757	4,086
Balances as of December 31, 2015	$(10,784,296)	$177,615	$(10,606,681)
Distributions
The Company has not paid cash distributions since its formation and its ability to pay distributions is subject to restrictions should it seek to do so in the future. iHeartCommunications' debt financing arrangements include restrictions on its ability to pay dividends thereby limiting the Company’s ability to pay dividends.
On December 20, 2015, the board of directors of CCOH declared a special cash dividend, which was paid on January 7, 2016 to its stockholders of record at the closing of business on January 4, 2016, in an aggregate amount equal to $217.8 million.  Through our subsidiaries we received $196.3 million of this dividend.  The remaining dividend was paid to CCOH’s public stockholders and was reflected as a use of cash for financing activities in the first quarter of 2016.
In the first quarter of 2016, CCOH sold nine non-strategic Americas outdoor markets for an aggregate purchase price of approximately $592.3 million in cash and certain advertising assets in Florida (the “Transactions”).  On January 21, 2016, the board of directors of CCOH notified iHeartCommunications of its intent to make a demand for the repayment of $300.0 million outstanding on the Note (the “Demand”) and declared special cash dividends in an aggregate amount of $540.0 million. CCOH made the Demand and the special cash dividend was paid on February 4, 2016. A portion of the proceeds of the Transactions,

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

together with the proceeds from the concurrent $300.0 million repayment of the Note, were used to fund the dividends.  We received $486.5 million of the dividend proceeds ($186.5 million net of iHeartCommunications’ repayment of the Note) through three of our wholly-owned subsidiaries, and approximately $53.5 million was paid to the public stockholders of CCOH.
Share-Based Compensation
Stock Options
The Company does not have any compensation plans under which it grants stock awards to employees. Prior to the merger, iHeartCommunications granted options to purchase its common stock to its employees and directors and its affiliates under its various equity incentive plans typically at no less than the fair value of the underlying stock on the date of grant. These options were granted for a term not exceeding ten years and were forfeited, except in certain circumstances, in the event the employee or director terminated his or her employment or relationship with iHeartCommunications or one of its affiliates. Prior to acceleration, if any, in connection with the merger, these options vested over a period of up to five years. All equity incentive plans contained anti-dilutive provisions that permitted an adjustment of the number of shares of iHeartCommunications' common stock represented by each option for any change in capitalization.
Parent has granted options to purchase its shares of Class A common stock to certain key executives under its equity incentive plan at no less than the fair value of the underlying stock on the date of grant.  These options are granted for a term not to exceed ten years and are forfeited, except in certain circumstances, in the event the executive terminates his or her employment or relationship with Parent or one of its affiliates.  Approximately three-fourths of the options outstanding at December 31, 2016 vest based solely on continued service over a period of up to five years with the remainder becoming eligible to vest over a period of up to five years if certain predetermined performance targets are met.  The equity incentive plan contains antidilutive provisions that permit an adjustment for any change in capitalization.
The Company accounts for its share-based payments using the fair value recognition provisions of ASC 718-10.  The fair value of the portion of options that vest based on continued service is estimated on the grant date using a Black-Scholes option-pricing model and the fair value of the remaining options which contain vesting provisions subject to service, market and performance conditions is estimated on the grant date using a Monte Carlo model.  Expected volatilities were based on historical volatility of peer companies’ stock, including Parent, over the expected life of the options.  The expected life of the options granted represents the period of time that the options granted are expected to be outstanding.  The Company used historical data to estimate option exercises and employee terminations within the valuation model.  The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards.  The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option.  No options were granted during the years ended December 31, 2016, 2015 and 2014.
The following table presents a summary of Parent's stock options outstanding at and stock option activity during the year ended December 31, 2016 ("Price" reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price	Weighted Average Remaining Contractual Term
Outstanding, January 1, 2016	2,097	$35.03
Granted	—	—
Exercised	—	—
Forfeited	(3)	10.00
Expired	(2)	10.00
Outstanding, December 31, 2016 (1)	2,092	35.09	2.6 years
Exercisable	1,549	35.14	3.0 years
Expected to Vest	522	35.93	1.6 years

(1)
Non-cash compensation expense has not been recorded with respect to 0.5 million shares as the vesting of these options is subject to performance conditions that have not yet been determined probable to meet.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of Parent's unvested options and changes during the year ended December 31, 2016 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2016	682	$15.99
Granted	—	—
Vested (1)	(136)	1.39
Forfeited	(3)	10.00
Unvested, December 31, 2016	543	19.74

(1)	The total fair value of the options vested during the years ended December 31, 2016, 2015 and 2014 was $0.2 million, $0.3 million and $0.3 million, respectively.
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
The following table presents a summary of Parent's restricted stock outstanding and restricted stock activity as of and during the year ended December 31, 2016 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2016	5,070	$5.36
Granted	1,408	1.02
Vested (restriction lapsed)	(505)	5.20
Forfeited	(201)	5.07
Outstanding, December 31, 2016	5,772	4.43
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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following assumptions were used to calculate the fair value of CCOH’s options on the date of grant:

	Years Ended December 31,
	2016	2015	2014
Expected volatility	42% - 44%	37% – 56%	54% – 56%
Expected life in years	6.3	6.3	6.3
Risk-free interest rate	1.12% - 1.41%	1.70% – 2.07%	1.73% – 2.08%
Dividend yield	—%	—%	—%
The following table presents a summary of CCOH’s stock options outstanding at and stock option activity during the year ended December 31, 2016:

(In thousands, except per share data)	Options	Price(3)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2016	5,348	$7.86
Granted (1)	290	6.43
Exercised (2)	(173)	3.66
Forfeited	(159)	7.25
Expired	(273)	12.15
Outstanding, December 31, 2016	5,033	7.71	4.9 years	$2,539
Exercisable	3,868	7.86	3.8 years	$2,526
Expected to vest	1,042	7.18	8.4 years	$12

(1)	The weighted average grant date fair value of CCOH options granted during the years ended December 31, 2016, 2015 and 2014 was $2.82, $4.25 and $4.69 per share, respectively.

(2)
Cash received from option exercises during the years ended December 31, 2016, 2015 and 2014 was $0.6 million, $3.8 million and $2.4 million, respectively.  The total intrinsic value of the options exercised during the years ended December 31, 2016, 2015 and 2014 was $0.4 million, $2.8 million and $1.5 million, respectively.

(3)	Reflects the weighted average exercise price per share.
A summary of CCOH’s unvested options at and changes during the year ended December 31, 2016 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2016	1,690	$4.27
Granted	290	2.82
Vested (1)	(657)	4.18
Forfeited	(159)	4.22
Unvested, December 31, 2016	1,164	3.97

(1)	The total fair value of CCOH options vested during the years ended December 31, 2016, 2015 and 2014 was $2.7 million, $4.2 million and $6.1 million, respectively.
CCOH Restricted Stock Awards

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table presents a summary of CCOH’s restricted stock and restricted stock units outstanding at and activity during the year ended December 31, 2016 ("Price" reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2016	2,762	$8.43
Granted	1,510	5.67
Vested (restriction lapsed)	(1,198)	6.85
Forfeited	(331)	8.19
Outstanding, December 31, 2016	2,743	7.63
Share-Based Compensation Cost
The share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Share-based compensation payments are recorded in corporate expenses and were $13.1 million, $10.9 million and $10.7 million, during the years ended December 31, 2016, 2015 and 2014, respectively.
The tax benefit related to the share-based compensation expense for the years ended December 31, 2016, 2015 and 2014 was $5.0 million, $4.2 million and $4.1 million, respectively.
As of December 31, 2016, there was $21.0 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of December 31, 2016, there was $26.4 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.
NOTE 9 – EMPLOYEE STOCK AND SAVINGS PLANS
iHeartCommunications has various 401(k) savings and other plans for the purpose of providing retirement benefits for substantially all employees.  Under these plans, an employee can make pre-tax contributions and iHeartCommunications will match a portion of such an employee’s contribution.  Employees vest in these iHeartCommunications matching contributions based upon their years of service to iHeartCommunications.  Contributions of $30.9 million, $28.9 million and $32.1 million to these plans for the years ended December 31, 2016, 2015 and 2014, respectively, were expensed.
iHeartCommunications offers a non-qualified deferred compensation plan for a select group of management or highly compensated employees, under which such employees were able to make an annual election to defer up to 50% of their annual salary and up to 80% of their bonus before taxes.  iHeartCommunications suspended all salary and bonus deferrals and company matching contributions to the deferred compensation plan on January 1, 2010. iHeartCommunications accounts for the plan in accordance with the provisions of ASC 710-10.  Matching credits on amounts deferred may be made in iHeartCommunications' sole discretion and iHeartCommunications retains ownership of all assets until distributed.  Participants in the plan have the opportunity to allocate their deferrals and any iHeartCommunications matching credits among different investment options, the performance of which is used to determine the amounts to be paid to participants under the plan.  In accordance with the provisions of ASC 710-10, the assets and liabilities of the non-qualified deferred compensation plan are presented in “Other assets” and “Other long-term liabilities” in the accompanying consolidated balance sheets, respectively.  The asset and liability under the deferred compensation plan at December 31, 2016 was approximately $10.7 million recorded in “Other assets” and $10.7 million recorded in “Other long-term liabilities”, respectively.  The asset and liability under the deferred compensation plan at December 31, 2015 was approximately $10.4 million recorded in “Other assets” and $10.4 million recorded in “Other long-term liabilities”, respectively.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — OTHER INFORMATION
The following table discloses the components of "Other income (expense)" for the years ended December 31, 2016, 2015 and 2014, respectively:

(In thousands)	Years Ended December 31,
	2016	2015	2014
Foreign exchange gain (loss)	$(69,880)	$15,468	$15,554
Other	(3,222)	(2,412)	(6,450)
Total other income (expense), net	$(73,102)	$13,056	$9,104
The following table discloses the increase (decrease) in other comprehensive income (loss) related to deferred income tax liabilities for the years ended December 31, 2016, 2015 and 2014, respectively:

(In thousands)	Years Ended December 31,
	2016	2015	2014
Foreign currency translation adjustments and other	$(1,044)	$1,585	$2,559
Total increase in deferred tax liabilities	$(1,044)	$1,585	$2,559
The following table discloses the components of “Other current assets” as of December 31, 2016 and 2015, respectively:

(In thousands)	As of December 31,
	2016	2015
Inventory	$22,068	$24,833
Deposits	2,717	3,184
Other	30,280	51,252
Total other current assets	$55,065	$79,269
The following table discloses the components of “Other assets” as of December 31, 2016 and 2015, respectively:

(In thousands)	As of December 31,
	2016	2015
Investments in, and advances to, nonconsolidated affiliates	$14,477	$27,710
Other investments	73,381	61,128
Notes receivable	132	156
Prepaid expenses	—	7,932
Deposits	20,963	26,025
Prepaid rent	70,603	74,114
Non-qualified plan assets	10,733	10,385
Other	37,161	7,637
Total other assets	$227,450	$215,087

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the components of “Other long-term liabilities” as of December 31, 2016 and 2015, respectively:

(In thousands)	As of December 31,
	2016	2015
Unrecognized tax benefits	$115,078	$113,563
Asset retirement obligation	42,067	47,574
Non-qualified plan liabilities	10,733	10,385
Deferred income	154,246	137,942
Deferred rent	155,339	141,911
Employee related liabilities	55,460	47,491
Other	39,054	27,705
Total other long-term liabilities	$571,977	$526,571
The following table discloses the components of “Accumulated other comprehensive loss,” net of tax, as of December 31, 2016 and 2015, respectively:

(In thousands)	As of December 31,
	2016	2015
Cumulative currency translation adjustment	$(319,696)	$(389,367)
Cumulative unrealized gain on securities	1,428	1,946
Cumulative other adjustments	(37,608)	(26,986)
Total accumulated other comprehensive loss	$(355,876)	$(414,407)
NOTE 11 – SEGMENT DATA
The Company’s reportable segments, which it believes best reflect how the Company is currently managed, are iHM, Americas outdoor advertising and International outdoor advertising.  Revenue and expenses earned and charged between segments are recorded at estimated fair value and eliminated in consolidation.  The iHM segment provides media and entertainment services via broadcast and digital delivery and also includes the Company’s events and national syndication businesses.  The Americas outdoor advertising segment consists of operations primarily in the United States, Canada and Latin America.  The International outdoor advertising segment primarily includes operations in Europe and Asia.  The Other category includes the Company’s media representation business as well as other general support services and initiatives that are ancillary to the Company’s other businesses.  Corporate includes infrastructure and support, including information technology, human resources, legal, finance and administrative functions for each of the Company’s reportable segments, as well as overall executive, administrative and support functions. Share-based payments are recorded in corporate expense.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Year Ended December 31, 2016
Revenue	$3,403,040	$1,278,413	$1,423,982	$171,593	$—	$(3,455)	$6,273,573
Direct operating expenses	975,463	570,310	865,259	1,255	—	—	2,412,287
Selling, general and administrative expenses	1,102,998	225,415	289,787	109,623	—	(1,924)	1,725,899
Corporate expenses	—	—	—	—	342,556	(1,531)	341,025
Depreciation and amortization	243,964	185,654	152,758	17,304	35,547	—	635,227
Impairment charges	—	—	—	—	8,000	—	8,000
Other operating income, net	—	—	—	—	353,556	—	353,556
Operating income (loss)	$1,080,615	$297,034	$116,178	$43,411	$(32,547)	$—	$1,504,691
Intersegment revenues	$—	$3,455	$—	$—	$—	$—	$3,455
Segment assets	$7,392,872	$3,175,355	$1,342,356	$237,435	$714,445	$(216)	$12,862,247
Capital expenditures	$73,221	$81,401	$143,788	$2,460	$13,847	$—	$314,717
Share-based compensation expense	$—	$—	$—	$—	$13,086	$—	$13,086
Year Ended December 31, 2015
Revenue	$3,284,320	$1,349,021	$1,457,183	$153,736	$—	$(2,744)	$6,241,516
Direct operating expenses	972,937	597,382	897,520	3,274	—	—	2,471,113
Selling, general and administrative expenses	1,065,066	233,254	298,250	110,526	—	(2,744)	1,704,352
Corporate expenses	—	—	—	—	314,999	—	314,999
Depreciation and amortization	240,207	204,514	166,060	20,622	42,588	—	673,991
Impairment charges	—	—	—	—	21,631	—	21,631
Other operating income, net	—	—	—	—	94,001	—	94,001
Operating income (loss)	$1,006,110	$313,871	$95,353	$19,314	$(285,217)	$—	$1,149,431
Intersegment revenues	$—	$2,744	$—	$—	$—	$—	$2,744
Segment assets	$7,522,998	$3,567,764	$1,573,161	$229,067	$976,417	$(196,292)	$13,673,115
Capital expenditures	$63,814	$82,165	$132,554	$2,039	$15,808	$—	$296,380
Share-based compensation expense	$—	$—	$—	$—	$10,923	$—	$10,923
Year Ended December 31, 2014
Revenue	$3,161,503	$1,350,623	$1,610,636	$202,497	$—	$(6,726)	$6,318,533
Direct operating expenses	932,172	605,771	991,117	14,255	—	(3,280)	2,540,035
Selling, general and administrative expenses	1,013,407	233,641	314,878	122,448	—	(3,436)	1,680,938
Corporate expenses	—	—	—	—	320,941	(10)	320,931
Depreciation and amortization	240,846	203,928	198,143	29,435	38,546	—	710,898
Impairment charges	—	—	—	—	24,176	—	24,176
Other operating income, net	—	—	—	—	40,031	—	40,031
Operating income (loss)	$975,078	$307,283	$106,498	$36,359	$(343,632)	$—	$1,081,586
Intersegment revenues	$10	$3,436	$—	$3,280	$—	$—	$6,726
Segment assets	$7,700,435	$3,648,735	$1,680,598	$266,880	$542,931	$—	$13,839,579
Capital expenditures	$53,914	$109,727	$117,480	$2,233	$34,810	$—	$318,164
Share-based compensation expense	$—	$—	$—	$—	$10,713	$—	$10,713
Revenue of $1.6 billion, $1.6 billion and $1.8 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2016, 2015 and 2014, respectively.  Revenue of $4.7 billion, $4.6 billion and $4.5 billion derived

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from the Company’s U.S. operations are included in the data above for the years ended December 31, 2016, 2015 and 2014, respectively.
Identifiable long-lived assets of $540.4 million, $629.5 million and $682.7 million derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2016, 2015 and 2014, respectively. Identifiable long-lived assets of $1.4 billion, $1.6 billion and $2.0 billion derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2016, 2015 and 2014, respectively.
NOTE 12 — QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)
	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Revenue	$1,363,505	$1,344,564	$1,618,532	$1,599,859	$1,570,418	$1,579,514	$1,721,118	$1,717,579
Operating expenses:
Direct operating expenses	568,371	577,692	617,246	615,163	595,576	627,150	631,094	651,108
Selling, general and administrative expenses	425,568	416,881	434,581	424,562	421,700	429,426	444,050	433,483
Corporate expenses	77,879	77,422	87,650	80,295	86,779	74,775	88,717	82,507
Depreciation and amortization	155,456	170,453	162,144	168,394	158,453	166,320	159,174	168,824
Impairment charges	—	—	—	—	8,000	21,631	—	—
Other operating income, net	284,463	(8,974)	(64,190)	100,754	(505)	6,914	133,788	(4,693)
Operating income	420,694	93,142	252,721	412,199	299,405	267,126	531,871	376,964
Interest expense	463,950	441,771	465,991	452,957	459,852	453,921	460,189	456,847
Gain (loss) on investments, net	—	579	—	—	(13,767)	(5,000)	860	—
Equity in earnings (loss) of nonconsolidated affiliates	(433)	331	(1,610)	(690)	1,117	(857)	(15,807)	314
Gain (loss) on extinguishment of debt	—	(2,201)	—	—	157,556	—	—	—
Other income (expense), net	(5,712)	19,891	(34,019)	16,211	(7,323)	(17,976)	(26,048)	(5,070)
Income (loss) before income taxes	(49,401)	(330,029)	(248,899)	(25,237)	(22,864)	(210,628)	30,687	(84,639)
Income tax benefit (expense)	(9,493)	(56,605)	(27,137)	(22,077)	(5,613)	(2,841)	92,717	(5,434)
Consolidated net income (loss)	(58,894)	(386,634)	(276,036)	(47,314)	(28,477)	(213,469)	123,404	(90,073)
Less amount attributable to noncontrolling interest	29,621	(1,668)	2,858	7,152	6,474	8,448	17,362	3,199
Net income (loss)attributable to the Company	$(88,515)	$(384,966)	$(278,894)	$(54,466)	$(34,951)	$(221,917)	$106,042	$(93,272)

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
iHeartCommunications is a party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the years ended December 31, 2016, 2015 and 2014, the Company recognized management fees and reimbursable expenses of $15.3 million, $15.4 million and $15.2 million, respectively.
Stock Purchases
On August 9, 2010, iHeartCommunications announced that its board of directors approved a stock purchase program under which iHeartCommunications or its subsidiaries could purchase up to an aggregate of $100.0 million of the Class A common stock of Parent and/or the Class A common stock of CCOH. The stock purchase program did not have a fixed expiration date and could be modified, suspended or terminated at any time at iHeartCommunications' discretion.  As of December 31, 2014, an aggregate $34.2 million was available under this program.  In January 2015, CC Finco, LLC (“CC Finco”), an indirect wholly-owned subsidiary of the Company, purchased 2,000,000 shares of CCOH’s Class A common stock for $20.4 million.  On April 2, 2015, CC Finco purchased an additional 2,172,946 shares of CCOH’s Class A common stock for $22.2 million. As a result of this purchase, the stock purchase program concluded. The purchase of shares in excess of the amount available under the stock purchase program was separately approved by the board of directors. As of December 31, 2016, iHeartCommunications and its subsidiaries held 10,726,917 shares of CCOH's Class A Common Stock and all of CCOH's Class B common stock, which collectively represented 89.9% of the outstanding shares of CCOH’s common stock on a fully-diluted basis, assuming the conversion of all of CCOH’s Class B common stock into Class A common stock.
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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – GUARANTOR SUBSIDIARIES
The Company and the Guarantor Subsidiaries fully and unconditionally guaranteed on a joint and several basis certain of iHeartCommunications’ outstanding indebtedness. The following consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

(In thousands)	December 31, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$3	$277,210	$567,817	$—	$845,030
Accounts receivable, net of allowance	—	—	768,740	595,664	—	1,364,404
Intercompany receivables (1)	—	43,104	126,617	—	(169,721)	—
Prepaid expenses	—	1,978	70,269	112,339	—	184,586
Assets held for sale	—	—	—	55,602	—	55,602
Other current assets	—	1,500	40,368	58,557	(45,360)	55,065
Total Current Assets	—	46,585	1,283,204	1,389,979	(215,081)	2,504,687
Structures, net	—	—	—	1,196,676	—	1,196,676
Other property, plant and equipment, net	—	—	534,831	216,655	—	751,486
Indefinite-lived intangibles - licenses	—	—	2,413,899	—	—	2,413,899
Indefinite-lived intangibles - permits	—	—	—	960,966	—	960,966
Other intangibles, net	—	—	435,606	304,902	—	740,508
Goodwill	—	—	3,366,558	700,017	—	4,066,575
Intercompany notes receivable	—	962,000	—	—	(962,000)	—
Due from iHeartCommunications	—	—	—	885,701	(885,701)	—
Investment in subsidiaries	(11,092,696)	5,311,913	(975,704)	—	6,756,487	—
Other assets	—	10,733	285,924	509,173	(578,380)	227,450
Total Assets	$(11,092,696)	$6,331,231	$7,344,318	$6,164,069	$4,115,325	$12,862,247

Accounts payable	$—	$—	$59,601	$87,171	$—	$146,772
Accrued expenses	—	(137,084)	384,929	494,772	—	742,617
Intercompany payable (1)	—	—	43,104	126,617	(169,721)	—
Accrued interest	—	312,661	—	541	(49,032)	264,170
Deferred income	—	—	130,136	69,967	—	200,103
Current portion of long-term debt	—	330,000	5,937	6,971	—	342,908
Total Current Liabilities	—	505,577	623,707	786,039	(218,753)	1,696,570
Long-term debt	—	15,898,073	28,205	5,110,020	(1,014,218)	20,022,080
Due to Clear Channel Outdoor	—	885,701	—	—	(885,701)	—
Intercompany long-term debt	—	—	962,000	—	(962,000)	—
Deferred income taxes	—	114,925	683,119	638,896	20,155	1,457,095
Other long-term liabilities	—	19,650	292,963	259,364	—	571,977
Total member's equity (deficit)	(11,092,696)	(11,092,695)	4,754,324	(630,250)	7,175,842	(10,885,475)
Total Liabilities and Member's Equity	$(11,092,696)	$6,331,231	$7,344,318	$6,164,069	$4,115,325	$12,862,247

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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	December 31, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$6	$347,863	$424,809	$—	$772,678
Accounts receivable, net of allowance	—	—	742,309	699,729	—	1,442,038
Intercompany receivables (1)	—	1,138,088	44,636	—	(1,182,724)	—
Prepaid expenses	—	1,781	59,036	128,238	—	189,055
Assets held for sale	—	—	—	295,075	—	295,075
Other current assets	—	—	172,365	67,329	(160,425)	79,269
Total Current Assets	—	1,139,875	1,366,209	1,615,180	(1,343,149)	2,778,115
Structures, net	—	—	—	1,391,880	—	1,391,880
Other property, plant and equipment, net	—	—	583,932	236,744	—	820,676
Indefinite-lived intangibles - licenses	—	—	2,413,483	—	—	2,413,483
Indefinite-lived intangibles - permits	—	—	—	971,327	—	971,327
Other intangibles, net	—	—	604,708	348,952	—	953,660
Goodwill	—	—	3,366,558	762,329	—	4,128,887
Intercompany notes receivable	—	962,000	—	—	(962,000)	—
Long-term intercompany receivable	—	—	—	930,799	(930,799)	—
Investment in subsidiaries	(10,758,930)	4,593,094	(546,001)	—	6,711,837	—
Other assets	—	10,385	96,682	710,355	(602,335)	215,087
Total Assets	$(10,758,930)	$6,705,354	$7,885,571	$6,967,566	$2,873,554	$13,673,115

Accounts payable	$—	$—	$52,646	$100,630	$—	$153,276
Accrued expenses	—	(107,578)	373,984	697,569	(129,559)	834,416
Intercompany payable (1)	—	—	1,132,884	49,840	(1,182,724)	—
Accrued interest	—	309,264	—	702	(30,866)	279,100
Deferred income	—	—	116,548	94,376	—	210,924
Current portion of long-term debt	—	177,062	140	4,310	—	181,512
Total Current Liabilities	—	378,748	1,676,202	947,427	(1,343,149)	1,659,228
Long-term debt	—	16,046,325	6,250	5,106,513	(619,989)	20,539,099
Long-term intercompany payable	—	928,915	1,884	—	(930,799)	—
Intercompany long-term debt	—	—	962,000	—	(962,000)	—
Deferred income taxes	—	90,993	827,320	618,513	18,072	1,554,898
Other long-term liabilities	—	19,302	266,796	240,473	—	526,571
Total member's equity (deficit)	(10,758,930)	(10,758,929)	4,145,119	54,640	6,711,419	(10,606,681)
Total Liabilities and Member's Equity	$(10,758,930)	$6,705,354	$7,885,571	$6,967,566	$2,873,554	$13,673,115

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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$3,561,807	$2,729,167	$(17,401)	$6,273,573
Operating expenses:
Direct operating expenses	—	—	972,208	1,445,795	(5,716)	2,412,287
Selling, general and administrative expenses	—	—	1,207,562	528,491	(10,154)	1,725,899
Corporate expenses	—	10,938	214,235	117,383	(1,531)	341,025
Depreciation and amortization	—	—	290,016	345,211	—	635,227
Impairment charges	—	—	726	7,274	—	8,000
Other operating income (expense), net	—	—	(819)	354,375	—	353,556
Operating income (loss)	—	(10,938)	876,241	639,388	—	1,504,691
Interest expense, net	—	1,543,079	(39,290)	268,026	78,167	1,849,982
Gain (loss) on investments, net	—	—	1,110	(347,422)	333,405	(12,907)
Equity in earnings (loss) of nonconsolidated affiliates	(391,259)	655,698	(110,883)	(18,081)	(152,208)	(16,733)
Gain (loss) on extinguishment of debt	—	(3,207)	(85)	—	160,848	157,556
Other income (expense), net	—	(2,326)	323,037	(72,668)	(321,145)	(73,102)
Income (loss) before income taxes	(391,259)	(903,852)	1,128,710	(66,809)	(57,267)	(290,477)
Income tax benefit (expense)	—	512,593	(439,699)	(22,420)	—	50,474
Consolidated net income (loss)	(391,259)	(391,259)	689,011	(89,229)	(57,267)	(240,003)
Less amount attributable to noncontrolling interest	—	—	33,313	23,002	—	56,315
Net income (loss) attributable to the Company	$(391,259)	$(391,259)	$655,698	$(112,231)	$(57,267)	$(296,318)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	21,983	—	21,983
Unrealized holding loss on marketable securities	—	—	—	(4,263)	3,687	(576)
Other adjustments to comprehensive income (loss)	—	—	—	(11,814)	—	(11,814)
Reclassification adjustment for realized gain on securities included in consolidated net income (loss)	—	—	—	46,730	—	46,730
Equity in subsidiary comprehensive income (loss)	54,844	54,844	61,062	—	(170,750)	—
Comprehensive income (loss)	(336,415)	(336,415)	716,760	(59,595)	(224,330)	(239,995)
Less amount attributable to noncontrolling interest	—	—	6,218	(8,426)	—	(2,208)
Comprehensive income (loss) attributable to the Company	$(336,415)	$(336,415)	$710,542	$(51,169)	$(224,330)	$(237,787)

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$3,424,819	$2,833,268	$(16,571)	$6,241,516
Operating expenses:
Direct operating expenses	—	—	971,871	1,505,585	(6,343)	2,471,113
Selling, general and administrative expenses	—	—	1,170,107	544,473	(10,228)	1,704,352
Corporate expenses	—	10,722	187,897	116,380	—	314,999
Depreciation and amortization	—	—	296,760	377,231	—	673,991
Impairment charges	—	—	—	21,631	—	21,631
Other operating income (expense), net	—	—	114,467	(20,466)	—	94,001
Operating income (loss)	—	(10,722)	912,651	247,502	—	1,149,431
Interest expense, net	—	1,509,356	79,803	212,845	3,492	1,805,496
Loss on investments, net	—	—	(4,421)	—	—	(4,421)
Equity in earnings (loss) of nonconsolidated affiliates	(751,129)	478,086	(80,006)	(289)	352,436	(902)
Loss on extinguishment of debt	—	(2,201)	—	—	—	(2,201)
Other income (expense), net	—	(1)	1,727	11,330	—	13,056
Income (loss) before income taxes	(751,129)	(1,044,194)	750,148	45,698	348,944	(650,533)
Income tax benefit (expense)	—	293,065	(279,695)	(100,327)	—	(86,957)
Consolidated net income (loss)	(751,129)	(751,129)	470,453	(54,629)	348,944	(737,490)
Less amount attributable to noncontrolling interest	—	—	(7,633)	24,764	—	17,131
Net income (loss) attributable to the Company	$(751,129)	$(751,129)	$478,086	$(79,393)	$348,944	$(754,621)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(741)	(114,165)	—	(114,906)
Unrealized holding gain (loss) on marketable securities	—	—	—	(32,447)	33,000	553
Other adjustments to comprehensive income (loss)	—	—	—	(10,266)	—	(10,266)
Reclassification adjustment for realized gain on securities included in consolidated net income (loss)	—	—	(30,988)	31,796	—	808
Equity in subsidiary comprehensive loss	(134,401)	(134,401)	(113,928)	—	382,730	—
Comprehensive income (loss)	(885,530)	(885,530)	332,429	(204,475)	764,674	(878,432)
Less amount attributable to noncontrolling interest	—	—	(11,256)	(11,154)	—	(22,410)
Comprehensive income (loss) attributable to the Company	$(885,530)	$(885,530)	$343,685	$(193,321)	$764,674	$(856,022)

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$3,348,477	$2,988,848	$(18,792)	$6,318,533
Operating expenses:
Direct operating expenses	—	—	939,513	1,607,507	(6,985)	2,540,035
Selling, general and administrative expenses	—	—	1,130,760	561,985	(11,807)	1,680,938
Corporate expenses	—	10,496	179,541	130,894	—	320,931
Depreciation and amortization	—	—	303,299	407,599	—	710,898
Impairment charges	—	—	20,646	3,530	—	24,176
Other operating income, net	—	—	32,772	7,259	—	40,031
Operating income (loss)	—	(10,496)	807,490	284,592	—	1,081,586
Interest expense, net	—	1,459,461	52,210	214,008	15,917	1,741,596
Gain on investments, net	—	—	—	62,895	(62,895)	—
Equity in earnings (loss) of nonconsolidated affiliates	(722,412)	458,156	73,080	(8,889)	190,649	(9,416)
Gain (loss) on extinguishment of debt	—	127,707	(181,078)	—	10,024	(43,347)
Other income (expense), net	—	(90)	(4,397)	16,152	(2,561)	9,104
Income (loss) before income taxes	(722,412)	(884,184)	642,885	140,742	119,300	(703,669)
Income tax benefit (expense)	—	161,772	(179,835)	(40,426)	—	(58,489)
Consolidated net income (loss)	(722,412)	(722,412)	463,050	100,316	119,300	(762,158)
Less amount attributable to noncontrolling interest	—	—	4,894	26,709	—	31,603
Net income (loss) attributable to the Company	$(722,412)	$(722,412)	$458,156	$73,607	$119,300	$(793,761)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	20,569	(142,447)	—	(121,878)
Unrealized holding gain on marketable securities	—	—	3,924	3,447	(7,044)	327
Other adjustments to comprehensive income (loss)	—	—	—	(11,438)	—	(11,438)
Reclassification adjustment for realized loss on securities included in consolidated net income (loss)	—	(8,181)	—	11,498	—	3,317
Equity in subsidiary comprehensive loss	(101,548)	(93,367)	(140,694)		335,609	—
Comprehensive income (loss)	(823,960)	(823,960)	341,955	(65,333)	447,865	(923,433)
Less amount attributable to noncontrolling interest	—	—	(14,653)	(6,427)	—	(21,080)
Comprehensive income (loss) attributable to the Company	$(823,960)	$(823,960)	$356,608	$(58,906)	$447,865	$(902,353)

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(391,259)	$(391,259)	$689,011	$(89,229)	$(57,267)	$(240,003)
Reconciling items:
Impairment charges	—	—	726	7,274	—	8,000
Depreciation and amortization	—	—	290,016	345,211	—	635,227
Deferred taxes	—	23,932	(144,200)	22,141	—	(98,127)
Provision for doubtful accounts	—	—	16,656	10,734	—	27,390
Amortization of deferred financing charges and note discounts, net	—	61,955	(43,181)	(26,990)	78,167	69,951
Share-based compensation	—	—	2,848	10,238	—	13,086
Gain on disposal of operating assets	—	—	(2,538)	(363,172)	—	(365,710)
(Gain) loss on investments, net	—	—	(1,110)	347,422	(333,405)	12,907
Equity in (earnings) loss of nonconsolidated affiliates	391,259	(655,698)	110,883	18,081	152,208	16,733
(Gain) loss on extinguishment of debt	—	3,207	85	—	(160,848)	(157,556)
Other reconciling items, net	—	—	(36,413)	69,533	—	33,120
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	—	—	(44,203)	29,734	—	(14,469)
(Increase) decrease in prepaids and other current assets	—	(1,697)	130,341	(28,684)	(102,713)	(2,753)
Increase (decrease) in accrued expenses	—	(29,506)	21,619	5,025	—	(2,862)
Increase (decrease) in accounts payable	—	—	6,954	(3,889)	—	3,065
Increase in accrued interest	—	46,149	1,312	194	(26,846)	20,809
Increase (decrease) in deferred income	—	—	41,681	(18,020)	—	23,661
Changes in other operating assets and liabilities	—	—	(2,448)	5,997	—	3,549
Net cash provided by (used for) operating activities	—	(942,917)	1,038,039	341,600	(450,704)	(13,982)
Cash flows from investing activities:
Proceeds from sale of other investments	—	—	4,586	781	—	5,367
Purchases of businesses	—	—	(500)	—	—	(500)
Purchases of property, plant and equipment	—	—	(84,817)	(229,900)	—	(314,717)
Proceeds from disposal of assets	—	—	48,816	808,165	—	856,981
Purchases of other operating assets	—	—	(2,170)	(2,244)	—	(4,414)
Purchases of other investments	—	—	(6,450)	(244,705)	222,124	(29,031)
Dividends from subsidiaries	199	—	96	—	(295)	—
Change in other, net	—	—	108	(2,879)	—	(2,771)
Net cash provided by (used for) investing activities	199	—	(40,331)	329,218	221,829	510,915
Cash flows from financing activities:
Draws on credit facilities	—	100,000	—	—	—	100,000
Payments on credit facilities	—	—	—	(2,100)	—	(2,100)
Intercompany funding	—	1,046,342	(1,064,456)	18,114	—	—
Proceeds from long-term debt	—	—	—	6,856	—	6,856
Payments on long-term debt	—	(192,900)	(3,905)	(2,334)	(222,124)	(421,263)
Dividends and other payments to noncontrolling interests	—	(199)	—	(540,431)	450,999	(89,631)
Deferred financing charges	—	(10,329)	—	(200)	—	(10,529)
Change in other, net	(199)	—	—	(1,365)	—	(1,564)
Net cash provided by (used for) financing activities	(199)	942,914	(1,068,361)	(521,460)	228,875	(418,231)
Effect of exchange rate changes on cash	—	—	—	(6,350)	—	(6,350)
Net increase (decrease) in cash and cash equivalents	—	(3)	(70,653)	143,008	—	72,352
Cash and cash equivalents at beginning of period	—	6	347,863	424,809	—	772,678
Cash and cash equivalents at end of period	$—	$3	$277,210	$567,817	$—	$845,030

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(751,129)	$(751,129)	$470,453	$(54,629)	$348,944	$(737,490)
Reconciling items:
Impairment charges	—	—	—	21,631	—	21,631
Depreciation and amortization	—	—	296,760	377,231	—	673,991
Deferred taxes	—	161,046	(139,401)	6,203	—	27,848
Provision for doubtful accounts	—	—	17,096	13,483	—	30,579
Amortization of deferred financing charges and note discounts, net	—	57,366	—	2,980	3,492	63,838
Share-based compensation	—	—	2,564	8,359	—	10,923
(Gain) loss on sale of operating and fixed assets	—	—	(117,360)	10,174	—	(107,186)
Loss on investments, net	—	—	4,421	—	—	4,421
Equity in (earnings) loss of nonconsolidated affiliates	751,129	(478,086)	80,006	289	(352,436)	902
Loss on extinguishment of debt	—	2,201	—	—	—	2,201
Other reconciling items, net	—	—	(15,200)	(13,290)	—	(28,490)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	—	—	(64,572)	(57,002)	—	(121,574)
Increase in prepaids and other current assets	—	(110)	(18,252)	(11,275)	9,006	(20,631)
Increase (decrease) in accrued expenses	—	(10,071)	(41,432)	35,662	—	(15,841)
Increase (decrease) in accounts payable	—	—	(3,446)	30,831	—	27,385
Increase (decrease) in accrued interest	—	72,673	13	(4,072)	(9,006)	59,608
Increase in deferred income	—	—	20,044	3,472	—	23,516
Changes in other operating assets and liabilities	—	—	25,226	(18,161)	—	7,065
Net cash provided by (used for) operating activities	—	(946,110)	516,920	351,886	—	(77,304)
Cash flows from investing activities:
Proceeds from sale of other investments	—	—	579	—	—	579
Purchases of businesses	—	—	(2,887)	(24,701)	—	(27,588)
Purchases of property, plant and equipment	—	—	(77,710)	(218,670)	—	(296,380)
Proceeds from disposal of assets	—	—	35,255	379,023	—	414,278
Purchases of other operating assets	—	—	(5,519)	(23,640)	—	(29,159)
Purchases of other investments	—	—	(8,750)	(62,820)	42,564	(29,006)
Dividends from subsidiaries	671	372,880	—	—	(373,551)	—
Change in other, net	—	—	(430)	(2,060)	—	(2,490)
Net cash provided by (used for) investing activities	671	372,880	(59,462)	47,132	(330,987)	30,234
Cash flows from financing activities:
Draws on credit facilities	—	350,000	—	—	—	350,000
Payments on credit facilities	—	(120,000)	—	(3,849)	—	(123,849)
Intercompany funding	—	335,161	(334,856)	(305)	—	—
Proceeds from long-term debt	—	950,000	—	222,777	—	1,172,777
Payments on long-term debt	—	(931,223)	(141)	(56)	—	(931,420)
Investments from Parent	—	—	—	—	—	—
Payments to purchase additional noncontrolling interests	—	—	—	(233)	(42,564)	(42,797)
Dividends and other payments to noncontrolling interests	—	(671)	—	(403,751)	373,551	(30,871)
Deferred financing charges	—	(10,038)	—	(8,606)	—	(18,644)
Change in other, net	(671)	—	—	2,885	—	2,214
Net cash provided by (used for) financing activities	(671)	573,229	(334,997)	(191,138)	330,987	377,410
Effect of exchange rate changes on cash	—	—	—	(14,686)	—	(14,686)
Net increase (decrease) in cash and cash equivalents	—	(1)	122,461	193,194	—	315,654
Cash and cash equivalents at beginning of period	—	7	225,402	231,615	—	457,024
Cash and cash equivalents at end of period	$—	$6	$347,863	$424,809	$—	$772,678

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(722,412)	$(722,412)	$463,050	$100,316	$119,300	$(762,158)
Reconciling items:
Impairment charges	—	—	20,646	3,530	—	24,176
Depreciation and amortization	—	—	303,299	407,599	—	710,898
Deferred taxes	—	105,872	(53,442)	(18,507)	—	33,923
Provision for doubtful accounts	—	—	6,982	7,185	—	14,167
Amortization of deferred financing charges and note discounts, net	—	92,277	—	(18,493)	15,917	89,701
Share-based compensation	—	—	2,970	7,743	—	10,713
Gain on disposal of operating assets	—	—	(36,711)	(7,801)	—	(44,512)
(Gain) loss on marketable securities	—	—	—	(62,895)	62,895	—
Equity in (earnings) loss of nonconsolidated affiliates	722,412	(458,156)	(73,080)	8,889	(190,649)	9,416
(Gain) loss on sale of operating and fixed assets	—	(127,707)	181,078	—	(10,024)	43,347
Other reconciling items, net	—	—	71	(14,396)	—	(14,325)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	—	—	24,454	(38,352)	—	(13,898)
(Increase) decrease in prepaids and other current assets	—	72	9,018	(546)	6,672	15,216
Increase (decrease) in accrued expenses	—	35,975	(13,923)	8,997	—	31,049
Increase (decrease) in accounts payable	—	—	10,804	(4,400)	—	6,404
Increase (decrease) in accrued interest	—	94,485	(2,998)	811	(3,738)	88,560
Increase (decrease) in deferred income	—	—	16,962	(5,674)	—	11,288
Changes in other operating assets and liabilities	—	(1,446)	11,656	(19,059)	—	(8,849)
Net cash provided by (used by) operating activities	—	(981,040)	870,836	354,947	373	245,116
Cash flows from investing activities:
Proceeds from sale of other investments	—	—	—	609,135	(372,517)	236,618
Purchases of businesses	—	—	502	339	—	841
Purchases of property, plant and equipment	—	—	(86,772)	(231,392)	—	(318,164)
Proceeds from disposal of assets	—	—	(2,588)	12,861	—	10,273
Purchases of other operating assets	—	—	(3,629)	(912)	—	(4,541)
Purchases of other investments	—	—	(8,437)	(48,833)	48,750	(8,520)
Investments in subsidiaries	—	—	(125,000)	—	125,000	—
Dividends from subsidiaries	993	—	363,326	—	(364,319)	—
Change in other, net	—	—	(1,888)	(451,618)	448,317	(5,189)
Net cash provided by (used by) investing activities	993	—	135,514	(110,420)	(114,769)	(88,682)
Cash flows from financing activities:
Draws on credit facilities	—	65,000	—	3,010	—	68,010
Payments on credit facilities	—	(312,000)	—	(3,682)	—	(315,682)
Intercompany funding	—	1,215,783	(965,843)	(249,940)	—	—
Proceeds from long-term debt	—	2,080,450	—	—	(17,975)	2,062,475
Payments on long-term debt	—	(2,042,255)	2,743	(48)	(59,541)	(2,099,101)
Investments from Parent	—	—	—	125,000	(125,000)	—
Payments to purchase additional noncontrolling interests	—	—	—	—	(48,750)	(48,750)
Dividends and other payments to noncontrolling interests	—	(993)	—	(405,914)	366,880	(40,027)
Dividends paid	—	—	—	—	—	—
Deferred financing charges	—	(24,947)	—	(4)	(1,218)	(26,169)
Change in other, net	(993)	—	—	2,236	—	1,243
Net cash provided by (used by) financing activities	(993)	981,038	(963,100)	(529,342)	114,396	(398,001)
Effect of exchange rate changes on cash	—	—	—	(9,560)	—	(9,560)
Net increase (decrease) in cash and cash equivalents	—	(2)	43,250	(294,375)	—	(251,127)
Cash and cash equivalents at beginning of period	—	9	182,152	525,990	—	708,151
Cash and cash equivalents at end of period	$—	$7	$225,402	$231,615	$—	$457,024

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable
ITEM 9A.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.
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
As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2016, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2016.  The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Managers and Member
iHeartMedia Capital I, LLC
We have audited iHeartMedia Capital I, LLC and subsidiaries’ (the Company)  internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, changes in member's deficit and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 23, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Antonio, Texas
February 23, 2017

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
All other information required by this item is incorporated by reference to the information set forth in our Parent's Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (the “Definitive Proxy Statement”), which we expect to file with the SEC within 120 days after our fiscal year end.
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
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.
ITEM 13.  Certain Relationships and Related Transactions, and Director Independence
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.
ITEM 14.  Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Parent's Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.

PART IV
ITEM 15.  Exhibits and Financial Statement Schedules
(a)1.  Financial Statements.
The following consolidated financial statements are included in Item 8:
Consolidated Balance Sheets as of December 31, 2016 and 2015.
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2016, 2015 and 2014.
Consolidated Statements of Changes in Member's Deficit for the Years Ended December 31, 2016, 2015 and 2014.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014.
Notes to Consolidated Financial Statements
2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2016, 2015 and 2014 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.
Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts

(In thousands)		Charges
	Balance at	to Costs,	Write-off		Balance
	Beginning	Expenses	of Accounts		at End of
Description	of period	and other	Receivable	Other (1)	Period
Year ended December 31, 2014	$47,745	$14,167	$27,014	$(2,502)	$32,396
Year ended December 31, 2015	$32,396	$30,579	$26,310	$(1,776)	$34,889
Year ended December 31, 2016	$34,889	$27,390	$27,898	$(499)	$33,882

(1)	Primarily foreign currency adjustments and acquisition and/or divestiture activity.

Deferred Tax Asset Valuation Allowance

(In thousands)		Charges
	Balance at	to Costs,			Balance
	Beginning	Expenses			at end of
Description	of Period	and other (1)	Reversal (2)	Adjustments (3)	Period
Year ended December 31, 2014	$327,623	$356,583	$(230)	$(28,318)	$655,658
Year ended December 31, 2015	$655,658	$314,098	$(457)	$(24,723)	$944,576
Year ended December 31, 2016	$944,576	$109,285	$(49,577)	$(13,062)	$991,222

(1)
During 2014, 2015 and 2016, the Company recorded valuation allowances on deferred tax assets attributable to net operating losses in certain foreign jurisdictions.  In addition, during 2015 and 2016 the Company recorded a valuation allowance of $305.3 million and $61.5 million, respectively, on a portion of its deferred tax assets attributable to federal and state net operating loss carryforwards due to the uncertainty of the ability to utilize those losses in future periods.

(2)
During 2014, 2015 and 2016, the Company realized the tax benefits associated with certain foreign deferred tax assets, primarily related to foreign loss carryforwards, on which a valuation allowance was previously recorded.  The associated valuation allowance was reversed in the period in which, based on the weight of available evidence, it is more-likely-than-not that the deferred tax asset will be realized. During 2016, the Company released valuation allowances in France in the amount of $43.3 million.

(3)
During 2014, 2015 and 2016, the Company adjusted certain valuation allowances as a result of changes in tax rates in certain jurisdictions and as a result of the expiration of carryforward periods for net operating loss carryforwards.

3. Exhibits.

Exhibit Number	Description
3.1
Certificate of Formation, as amended, of iHeartMedia Capital I, LLC (Incorporated by reference to Exhibit 3.3 to the iHeartCommunications, Inc. Registration Statement on Form S-4 (File No. 333-200971) filed on December 15, 2014).

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

4.22
Fourth Supplemental Indenture, dated as of October 3, 2016, to Indenture dated as of June 21, 2013, between iHeartCommunications, Inc. and Law Debenture Trust Company of New York, as trustee (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 4, 2016).

4.23
Second Supplemental Indenture, dated as of November 28, 2016, to Indenture dated as of February 23, 2011, among certain subsidiary guarantors named therein, Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent, paying agent, registrar, authentication agent and transfer agent (Incorporated by reference to Exhibit 4.23 to the iHeartCommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 2016).

4.24
First Supplemental Indenture, dated as of November 28, 2016, to Indenture dated as of October 25, 2012, among certain subsidiary guarantors named therein, U.S. Bank National Association, as trustee, paying agent, registrar, and transfer agent and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 4.24 to the iHeartCommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 2016).

4.25
First Supplemental Indenture, dated as of November 28, 2016, to Indenture dated as of February 28, 2013, among certain subsidiary guarantors named therein, U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 4.25 to the iHeartCommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 2016).

4.26
Second Supplemental Indenture, dated as of November 28, 2016, to Indenture dated as of September 10, 2014, among certain subsidiary guarantors named therein, U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 4.26 to the iHeartCommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 2016).

4.27
First Supplemental Indenture, dated as of November 28, 2016, to Indenture dated as of February 26, 2015, among certain subsidiary guarantors named therein, U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 4.27 to the iHeartCommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 2016).

4.28
Fifth Supplemental Indenture, dated as of November 28, 2016, to Indenture dated as of June 21, 2013, among certain subsidiary guarantors named therein and Law Debenture Trust Company of New York, as trustee (Incorporated by reference to Exhibit 4.28 to the iHeartCommunications, Inc. Annual Report on Form 10-K for the year ended December 31, 2016).

4.29
Sixth Supplemental Indenture, dated as of December 9, 2016, to Indenture dated as of June 21, 2013, between iHeartCommunications, Inc. and Delaware Trust Company, as trustee (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on December 12, 2016).

4.30
Second Supplemental Indenture, dated as of February 7, 2017, to Indenture dated as of February 28, 2013, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, and UMB Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on February 7, 2017).

4.31
Registration Rights Agreement, dated February 7, 2017, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC as guarantor, the subsidiary guarantors party thereto, and Moelis & Company LLC, as dealer manager (Incorporated by reference to Exhibit 4.2 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on February 7, 2017).

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

10.61§
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

10.79
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

10.81§
Employment Agreement by and between iHeartMedia Management Services, Inc. and Steven J. Macri dated October 7, 2013. (Incorporated by reference to Exhibit 10.81 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.82§
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

10.84§
iHeartMedia, Inc. 2015 Executive Long-Term Incentive Plan (Incorporated by reference to Appendix A to the iHeartMedia, Inc. definitive proxy statement on Schedule 14A for its 2015 Annual Meeting of Stockholders filed March 31, 2015).

10.85§
iHeartMedia, Inc. 2015 Supplemental Incentive Plan (Incorporated by reference to Appendix B to the iHeartMedia, Inc. definitive proxy statement on Schedule 14A for its 2015 Annual Meeting of Stockholders filed March 31, 2015).

10.86§
iHeartMedia, Inc. 2015 Executive Incentive Plan (Incorporated by reference to Appendix C to the iHeartMedia, Inc. definitive proxy statement on Schedule 14A for its 2015 Annual Meeting of Stockholders filed March 31, 2015).

10.87§	Form of Retention Bonus Agreement (Incorporated by reference to Exhibit 10.87 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2016).
10.88§	iHeartMedia, Inc. 2017 Key Employee Incentive Plan (Incorporated by reference to Exhibit 10.88 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2016).
21*	Subsidiaries.
24*	Power of Attorney (included on signature page).
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
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

ITEM 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2017.
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

Name	Title	Date
/s/ Robert W. Pittman Robert W. Pittman	Chairman and Chief Executive Officer (Principal Executive Officer) and Director	February 23, 2017
/s/ Richard J. Bressler Richard J. Bressler	President, Chief Operating Officer, Chief Financial Officer (Principal Financial Officer) and Manager	February 23, 2017
/s/ Scott D. Hamilton Scott D. Hamilton	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer) and Assistant Secretary	February 23, 2017
/s/ David C. Abrams David C. Abrams	Manager	February 23, 2017
/s/ Irving L. Azoff Irving L. Azoff	Manager	February 23, 2017
/s/ Jonathan Belitsos Jonathan Belitsos	Manager	February 23, 2017
/s/ Frederic F. Brace Frederic F. Brace	Manager	February 23, 2017
/s/ James C. Carlisle James C. Carlisle	Manager	February 23, 2017
/s/ John P. Connaughton John P. Connaughton	Manager	February 23, 2017
/s/ Charles H. Cremens Charles H. Cremens	Manager	February 23, 2017
/s/ Matthew J. Freeman Matthew J. Freeman	Manager	February 23, 2017
/s/ Laura Grattan Laura Grattan	Manager	February 23, 2017
/s/ Blair E. Hendrix Blair E. Hendrix	Manager	February 23, 2017
/s/ Jonathon S. Jacobson Jonathon S. Jacobson	Manager	February 23, 2017
/s/ Scott M. Sperling Scott M. Sperling	Manager	February 23, 2017