Form 10-Q
period 2017-03-31
iHeartMedia Capital I, LLC
filed 2017-05-04
CIK 1457737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company [ ] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

IHEARTMEDIA CAPITAL I, LLC

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	March 31, 2017	December 31, 2016
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$365,042	$845,030
Accounts receivable, net of allowance of $35,710 in 2017 and $33,882 in 2016	1,244,649	1,364,404
Prepaid expenses	264,592	184,586
Assets held for sale	—	55,602
Other current assets	68,251	55,065
Total Current Assets	1,942,534	2,504,687
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,181,997	1,196,676
Other property, plant and equipment, net	740,634	751,486
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,414,089	2,413,899
Indefinite-lived intangibles - permits	986,010	960,966
Other intangibles, net	696,181	740,508
Goodwill	4,070,142	4,066,575
OTHER ASSETS
Other assets	242,154	227,450
Total Assets	$12,273,741	$12,862,247
CURRENT LIABILITIES
Accounts payable	$111,148	$142,600
Accrued expenses	637,998	724,793
Accrued interest	146,231	264,170
Deferred income	238,752	200,103
Current portion of long-term debt	435,876	342,908
Total Current Liabilities	1,570,005	1,674,574
Long-term debt	19,934,585	20,022,080
Deferred income taxes	1,460,857	1,457,095
Other long-term liabilities	599,590	593,973
Commitments and contingent liabilities (Note 4)
MEMBER’S DEFICIT
Noncontrolling interest	107,847	135,778
Member's interest	2,069,410	2,068,575
Accumulated deficit	(13,122,167)	(12,733,952)
Accumulated other comprehensive loss	(346,386)	(355,876)
Total Member's Deficit	(11,291,296)	(10,885,475)
Total Liabilities and Member's Deficit	$12,273,741	$12,862,247
See Notes to Consolidated Financial Statements

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2017	2016
Revenue	$1,329,322	$1,361,798
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	571,262	566,664
Selling, general and administrative expenses (excludes depreciation and amortization)	450,619	425,568
Corporate expenses (excludes depreciation and amortization)	78,362	77,859
Depreciation and amortization	146,106	155,456
Other operating income, net	31,084	284,463
Operating income	114,057	420,714
Interest expense	455,337	463,950
Equity in loss of nonconsolidated affiliates	(242)	(433)
Other expense, net	(15,374)	(5,712)
Loss before income taxes	(356,896)	(49,381)
Income tax expense	(30,684)	(9,493)
Consolidated net loss	(387,580)	(58,874)
Less amount attributable to noncontrolling interest	635	29,622
Net loss attributable to the Company	$(388,215)	$(88,496)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,728	27,577
Unrealized holding loss on marketable securities	(57)	(36)
Reclassification adjustments	(1,644)	—
Other comprehensive income	8,027	27,541
Comprehensive loss	(380,188)	(60,955)
Less amount attributable to noncontrolling interest	(1,463)	4,881
Comprehensive loss attributable to the Company	$(378,725)	$(65,836)
See Notes to Consolidated Financial Statements

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Consolidated net loss	$(387,580)	$(58,874)
Reconciling items:
Depreciation and amortization	146,106	155,456
Deferred taxes	4,572	(1,256)
Provision for doubtful accounts	5,847	5,824
Amortization of deferred financing charges and note discounts, net	14,098	17,098
Share-based compensation	3,059	3,074
Gain on disposal of operating and other assets	(33,080)	(285,857)
Equity in loss of nonconsolidated affiliates	242	433
Other reconciling items, net	(13,147)	(6,630)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	119,241	172,023
Increase in prepaid expenses and other current assets	(91,246)	(35,061)
Decrease in accrued expenses	(94,376)	(125,163)
Decrease in accounts payable	(30,670)	(37,933)
Decrease in accrued interest	(99,907)	(104,364)
Increase in deferred income	39,184	47,720
Changes in other operating assets and liabilities	(11,306)	13,018
Net cash used for operating activities	(428,963)	(240,492)
Cash flows from investing activities:
Purchases of other investments	(1,500)	(16,091)
Proceeds from sale of other investments	1,240	—
Purchases of property, plant and equipment	(51,027)	(56,779)
Proceeds from disposal of assets	53,134	592,590
Purchases of other operating assets	(1,272)	(1,573)
Change in other, net	(862)	(1,306)
Net cash provided by (used for) investing activities	(287)	516,841
Cash flows from financing activities:
Payments on credit facilities	(25,375)	(577)
Payments on long-term debt	(1,677)	(551)
Dividends and other payments to noncontrolling interests	(27,245)	(72,182)
Deferred financing charges	—	(120)
Change in other, net	(258)	(960)
Net cash used for financing activities	(54,555)	(74,390)
Effect of exchange rate changes on cash	3,817	3,899
Net increase (decrease) in cash and cash equivalents	(479,988)	205,858
Cash and cash equivalents at beginning of period	845,030	772,678
Cash and cash equivalents at end of period	$365,042	$978,536
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$543,315	$549,437
Cash paid for taxes	16,725	15,441
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
The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods may not be indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K.
The consolidated financial statements include the accounts of the Company and its subsidiaries. Also included in the consolidated financial statements are entities for which the Company has a controlling financial interest or is the primary beneficiary. Investments in companies in which the Company owns 20% to 50% of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. All significant intercompany transactions are eliminated in the consolidation process. Certain prior-period amounts have been reclassified to conform to the 2017 presentation.
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
In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the date the Company’s financial statements were issued (May 4, 2017). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before May 4, 2018.
As of March 31, 2017, the Company had $365.0 million of cash and cash equivalents on its balance sheet, including $200.6 million of cash and cash equivalents held by the Company's subsidiary, Clear Channel Outdoor Holdings, Inc. ("CCOH"). As of March 31, 2017, the Company had $77.9 million of excess availability under its receivables based credit facility, subject to limitations in iHeartCommunications' material financial agreements. A substantial amount of the Company's cash requirements are for debt service obligations. Although the Company has generated operating income, the Company incurred net losses and had negative cash flows from operations for the years ended December 31, 2016 and 2015 and for the quarter ended March 31, 2017, primarily as a result of interest expense. The Company's current operating plan indicates it will continue to incur net losses and generate

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

negative cash flows from operating activities given the Company's indebtedness and related interest expense. During the quarter ended March 31, 2017, the Company spent $570.4 million of cash on payments of principal and interest on its debt and anticipates having approximately $1.7 billion of cash interest payment obligations for the full year 2017. At March 31, 2017, the Company had debt maturities totaling $316.5 million, $324.2 million (net of $261.5 million due to certain subsidiaries of iHeartCommunications) and $8,369.0 million in 2017, 2018 and 2019, respectively. The Company's debt maturities in the next 12 months include $305.0 million outstanding under a receivables based credit facility, which matures on December 24, 2017, and $112.1 million of 10% Senior Notes due January 15, 2018. These factors coupled with the Company's forecast of future cash flows indicate that, if the Company is unable to refinance or extend its receivables based credit facility and/or the 10% Senior Notes due January 15, 2018, or otherwise to take steps to create additional liquidity, forecasted cash flows would not be sufficient for the Company to meet its obligations, including payment of the outstanding receivables based credit facility and the 10% Senior Notes due 2018 balances at their maturities, as they become due in the ordinary course of business for a period of 12 months following May 4, 2017. As discussed below, the Company has plans to reduce its principal and interest obligations and to create additional liquidity.
The Company plans to refinance or extend the receivables based credit facility to a date at least 12 months after May 4, 2017 with terms similar to the facility’s current terms. Management believes the refinancing or extension of the maturity of the receivables based credit facility is probable of being executed as the Company has successfully extended the maturity date of this receivables based credit facility in the past, and the facility has a first-priority lien on the accounts receivable of iHeartCommunications and certain of its subsidiaries. In addition, management may reduce or delay planned capital expenditures in order to ensure sufficient cash is available to meet the Company’s obligations as they become due in the ordinary course of business, including the payment of the $112.1 million principal amount of 10% Senior Notes due 2018 at maturity. In addition, as more fully described in Note 3, the Company launched notes exchange offers and term loan offers in March 2017. These actions are intended to mitigate those conditions which raise substantial doubt of the Company’s ability to continue as a going concern for a period within 12 months following May 4, 2017.
While management plans to complete the notes exchange offers and the term loan offers and to refinance or extend the maturity of the receivables based credit facility, there is no assurance that the notes exchange offers and the term loan offers will be completed or that the receivables based credit facility will be refinanced or extended. The Company’s ability to meet its obligations as they become due in the ordinary course of business for the next 12 months will depend on its ability to achieve forecasted results, its ability to refinance or extend the maturity of its receivables based credit facility and its ability to successfully complete the notes exchange offers and the term loan offers or other liquidity-generating transactions. Based on the significance of the forecasted future negative cash flows, including the maturities of the $305.0 million under the Company's receivables based credit facility that matures December 24, 2017 and the $112.1 million aggregate principal amount of 10% Senior Notes due January 15, 2018, and the uncertainty of the outcomes of the notes exchange offers and term loan offers, management has determined that there is substantial doubt as to the Company’s ability to continue as a going concern for a period of 12 months following May 4, 2017 as a result of uncertainty around the Company's ability to refinance or extend the maturity of the receivables based credit facility, to achieve our forecasted results and to achieve sufficient cash interest savings from the pending notes exchange offers and term loan offers.
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
During the second quarter of 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). This update changes the accounting for certain aspects of share-based payments to employees. Income tax effects of share-based payment awards will be recognized in the income statement with the vesting or settlement of the awards and the record keeping for additional paid-in capital pools will no longer be necessary. Additionally, companies can make a policy election to either estimate forfeitures or recognize them as they occur. The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2016. The Company adopted this standard in the first quarter of 2017. The retrospective adoption of this guidance did not result in material changes to the Company's consolidated financial statements.
During the first quarter of 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The standard is effective for annual and any interim impairment tests performed for periods beginning after December 15, 2019. The Company is currently evaluating the impact of the provisions of this new standard on its consolidated financial statements.
NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Dispositions
During the first quarter of 2016, Americas outdoor entered into an agreement to sell its Indianapolis, Indiana market to Fairway Media Group, LLC in exchange for certain assets in Atlanta, Georgia with a fair value of $39.6 million, plus $43.0 million in cash, net of closing costs. The assets acquired as part of the transaction consisted of $9.9 million in fixed assets, $29.5 million in intangible assets (including $2.3 million in goodwill) and $0.2 million in other assets. The transaction closed in January 2017. The Company recognized a net gain of $28.6 million related to the sale, which is included within Other operating income, net.
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of March 31, 2017 and December 31, 2016, respectively:

(In thousands)	March 31, 2017	December 31, 2016
Land, buildings and improvements	$578,194	$570,566
Structures	2,720,902	2,684,673
Towers, transmitters and studio equipment	352,307	350,760
Furniture and other equipment	652,907	622,848
Construction in progress	73,050	91,655
	4,377,360	4,320,502
Less: accumulated depreciation	2,454,729	2,372,340
Property, plant and equipment, net	$1,922,631	$1,948,162
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
The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of March 31, 2017 and December 31, 2016, respectively:

(In thousands)	March 31, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$569,114	$(437,297)	$563,863	$(426,752)
Customer / advertiser relationships	1,222,518	(1,042,587)	1,222,519	(1,012,380)
Talent contracts	319,384	(285,080)	319,384	(281,060)
Representation contracts	253,359	(231,210)	253,511	(229,413)
Permanent easements	162,893	—	159,782	—
Other	390,193	(225,106)	390,171	(219,117)
Total	$2,917,461	$(2,221,280)	$2,909,230	$(2,168,722)
Total amortization expense related to definite-lived intangible assets for the three months ended March 31, 2017 and 2016 was $49.1 million and $55.3 million, respectively.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2018	$128,047
2019	44,926
2020	38,279
2021	34,637
2022	29,813
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Consolidated
Balance as of December 31, 2015	$3,288,481	$534,683	$223,892	$81,831	$4,128,887
Impairment	—	—	(7,274)	—	(7,274)
Dispositions	—	(6,934)	(30,718)	—	(37,652)
Foreign currency	—	(1,998)	(5,051)	—	(7,049)
Assets held for sale	—	(10,337)	—	—	(10,337)
Balance as of December 31, 2016	$3,288,481	$515,414	$180,849	$81,831	$4,066,575
Acquisitions	—	2,252	—	—	2,252
Dispositions	—	—	(1,817)	—	(1,817)
Foreign currency	—	583	2,460	—	3,043
Assets held for sale	—	89	—	—	89
Balance as of March 31, 2017	$3,288,481	$518,338	$181,492	$81,831	$4,070,142

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – LONG-TERM DEBT
Long-term debt outstanding as of March 31, 2017 and December 31, 2016 consisted of the following:

(In thousands)	March 31, 2017	December 31, 2016
Senior Secured Credit Facilities(1)	$6,300,000	$6,300,000
Receivables Based Credit Facility Due 2017(2)	305,000	330,000
9.0% Priority Guarantee Notes Due 2019	1,999,815	1,999,815
9.0% Priority Guarantee Notes Due 2021	1,750,000	1,750,000
11.25% Priority Guarantee Notes Due 2021	809,946	575,000
9.0% Priority Guarantee Notes Due 2022	1,000,000	1,000,000
10.625% Priority Guarantee Notes Due 2023	950,000	950,000
Subsidiary Revolving Credit Facility Due 2018(3)	—	—
Other secured subsidiary debt(4)	20,831	20,987
Total consolidated secured debt	13,135,592	12,925,802

14.0% Senior Notes Due 2021(5)	1,746,460	1,729,168
Legacy Notes(6)	475,000	475,000
10.0% Senior Notes Due 2018	112,082	347,028
Subsidiary Senior Notes due 2022	2,725,000	2,725,000
Subsidiary Senior Subordinated Notes due 2020	2,200,000	2,200,000
Clear Channel International B.V. Senior Notes due 2020	225,000	225,000
Other subsidiary debt	27,193	27,954
Purchase accounting adjustments and original issue discount	(161,039)	(166,961)
Long-term debt fees	(114,827)	(123,003)
Total debt	20,370,461	20,364,988
Less: current portion	435,876	342,908
Total long-term debt	$19,934,585	$20,022,080

(1)	Term Loan D and Term Loan E mature in 2019.

(2)
The Receivables Based Credit Facility, which matures December 24, 2017, provides for borrowings up to the lesser of $535.0 million (the revolving credit commitment) or the borrowing base, subject to certain limitations contained in iHeartCommunications' material financing agreements.

(3)	The Subsidiary Revolving Credit Facility provides for borrowings up to $75.0 million (the revolving credit commitment).

(4)	Other secured subsidiary debt matures at various dates from 2017 through 2045.

(5)
The 14.0% Senior Notes due 2021 are subject to required payments at various dates from 2018 through 2021. 2.0% per annum of the interest is paid through the issuance of payment-in-kind notes in the first and third quarters.

(6)
iHeartCommunications' Legacy Notes, all of which were issued prior to the acquisition of iHeartCommunications by Parent in 2008, consist of Senior Notes maturing at various dates in 2018 and 2027, as well as $57.1 million of Senior Notes due 2016 held by a subsidiary of the Company that remain outstanding but are eliminated for purposes of consolidation of the Company’s financial statements.

The Company’s weighted average interest rate was 8.6% and 8.5% as of March 31, 2017 and December 31, 2016, respectively. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $17.1 billion and $16.7 billion as of March 31, 2017 and December 31, 2016, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2.
On January 31, 2017, iHeartCommunications repaid $25.0 million of the amount borrowed under its receivables based credit facility. As of March 31, 2017, iHeartCommunications had outstanding borrowings under this facility of $305.0 million.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On February 7, 2017, iHeartCommunications completed an exchange offer by issuing $234.9 million in aggregate principal amount of 11.25% Priority Guarantee Notes due 2021 in exchange for $234.9 million of aggregate principal amount outstanding of its 10.0% Senior Notes due 2018.
On March 15, 2017, iHeartCommunications commenced exchange offers (the “notes exchange offers”) to exchange certain series of its outstanding debt securities (the “Existing Notes”) for new securities of Parent, iHeartCommunications and CC Outdoor Holdings, Inc., a wholly-owned subsidiary of Parent, and concurrent consent solicitations with respect to the terms of the Existing Notes. On March 15, 2017, the Company also commenced offers (the “term loan offers”) to amend its outstanding Term Loan D and Term Loan E under its senior secured credit facilities and/or to issue new securities of Parent, CC Outdoor Holdings, Inc., Broader Media, LLC and/or iHeartCommunications to the lenders depending on the scenario in which the notes exchange offers and the term loan offers close.
Surety Bonds, Letters of Credit and Guarantees
As of March 31, 2017, the Company and its subsidiaries had outstanding surety bonds, commercial standby letters of credit and bank guarantees of $59.9 million, $106.8 million and $34.9 million, respectively. Bank guarantees and letters of credit of $18.6 million and $1.5 million, respectively, were backed by cash collateral. These surety bonds, letters of credit and bank guarantees relate to various operational matters including insurance, bid, concession and performance bonds as well as other items.
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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stockholder Litigation
On May 9, 2016, a stockholder of Clear Channel Outdoor Holdings, Inc. ("CCOH") filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management Inc. v. iHeartMedia Inc. et al., C.A. No. 12312-VCS. The complaint names as defendants Parent, iHeartCommunications, Inc. ("iHeartCommunications"), an indirect subsidiary of the Company, Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the "Sponsor Defendants"), Parent's private equity sponsors and majority owners, and the members of CCOH's board of directors. CCOH also is named as a nominal defendant. The complaint alleges that CCOH has been harmed by the intercompany agreements with iHeartCommunications, CCOH’s lack of autonomy over its own cash and the actions of the defendants in serving the interests of Parent, iHeartCommunications and the Sponsor Defendants to the detriment of CCOH and its minority stockholders. Specifically, the complaint alleges that the defendants have breached their fiduciary duties by causing CCOH to: (i) continue to loan cash to iHeartCommunications under the intercompany note at below-market rates; (ii) abandon its growth and acquisition strategies in favor of transactions that would provide cash to Parent and iHeartCommunications; (iii) issue new debt in the CCIBV note offering (the "CCIBV Note Offering") to provide cash to Parent and iHeartCommunications through a dividend; and (iv) effect the sales of certain outdoor markets in the U.S. (the "Outdoor Asset Sales") allegedly to provide cash to Parent and iHeartCommunications through a dividend. The complaint also alleges that Parent, iHeartCommunications and the Sponsor Defendants aided and abetted the directors' breaches of their fiduciary duties. The complaint further alleges that the Parent, iHeartCommunications and the Sponsor Defendants were unjustly enriched as a result of these transactions and that these transactions constituted a waste of corporate assets for which the defendants are liable to CCOH. The plaintiff is seeking, among other things, a ruling that the defendants breached their fiduciary duties to CCOH and that Parent, iHeartCommunications and the Sponsor Defendants aided and abetted the CCOH board of directors' breaches of fiduciary duty, rescission of payments made by CCOH to iHeartCommunications and its affiliates pursuant to dividends declared in connection with the CCIBV Note Offering and Outdoor Asset Sales, and an order requiring Parent, iHeartCommunications and the Sponsor Defendants to disgorge all profits they have received as a result of the alleged fiduciary misconduct.
On July 20, 2016, the defendants filed a motion to dismiss plaintiff's verified stockholder derivative complaint for failure to state a claim upon which relief can be granted. On November 23, 2016, the Court granted defendants' motion to dismiss all claims brought by the plaintiff. On December 19, 2016, the plaintiff filed a notice of appeal of the ruling.
NOTE 5 – INCOME TAXES
Income Tax Expense
The Company’s income tax expense for the three months ended March 31, 2017 and 2016, respectively, consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2017	2016
Current tax expense	$(26,112)	$(10,749)
Deferred tax benefit	(4,572)	1,256
Income tax expense	$(30,684)	$(9,493)
The effective tax rates for the three months ended March 31, 2017 and 2016 were (8.6)% and (19.2)%, respectively. The 2017 and 2016 effective tax rates were primarily impacted by the valuation allowance recorded against deferred tax assets resulting from current period net operating losses in U.S. federal, state and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – MEMBER’S DEFICIT
The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in member's deficit attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balance as of January 1, 2017	$(11,021,253)	$135,778	$(10,885,475)
Net income (loss)	(388,215)	635	(387,580)
Distributions and other payments to noncontrolling interests	—	(28,058)	(28,058)
Share-based compensation	700	2,359	3,059
Purchases of additional noncontrolling interest	137	(137)	—
Disposal of noncontrolling interest	—	(1,046)	(1,046)
Foreign currency translation adjustments	11,018	(1,290)	9,728
Unrealized holding loss on marketable securities	(51)	(6)	(57)
Reclassification adjustments	(1,477)	(167)	(1,644)
Other, net	(2)	(221)	(223)
Balances as of March 31, 2017	$(11,399,143)	$107,847	$(11,291,296)

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balance as of January 1, 2016	$(10,784,841)	$178,160	$(10,606,681)
Net income (loss)	(88,496)	29,622	(58,874)
Distributions and other payments to noncontrolling interests	—	(54,265)	(54,265)
Share-based compensation	704	2,370	3,074
Foreign currency translation adjustments	22,692	4,885	27,577
Unrealized holding loss on marketable securities	(32)	(4)	(36)
Other, net	(1,226)	586	(640)
Balances as of March 31, 2016	$(10,851,199)	$161,354	$(10,689,845)
The Company does not have any compensation plans under which it grants awards to employees. Parent has granted restricted stock and CCOH has granted restricted stock, restricted stock units and options to purchase shares of CCOH's Class A common stock to certain key individuals.
NOTE 7 — OTHER INFORMATION
Other Comprehensive Income (Loss)
There was no change in deferred income tax liabilities resulting from adjustments to comprehensive loss for the three months ended March 31, 2017 and 2016.
Barter and Trade
Barter and trade revenues and expenses are included in consolidated revenue and selling, general and administrative expenses, respectively.  Barter and trade revenues were $60.1 million and $46.6 million for the three months ended March 31, 2017 and 2016, respectively.  Barter and trade expenses were $56.1 million and $35.0 million for the three months ended March 31, 2017 and 2016, respectively.

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
The following table presents the Company's reportable segment results for the three months ended March 31, 2017 and 2016:

(In thousands)	iHM	Americas Outdoor	International Outdoor	Other	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended March 31, 2017
Revenue	$757,173	$279,420	$265,306	$29,271	$—	$(1,848)	$1,329,322
Direct operating expenses	243,331	140,473	187,458	—	—	—	571,262
Selling, general and administrative expenses	308,151	56,086	59,688	27,641	—	(947)	450,619
Corporate expenses	—	—	—	—	79,263	(901)	78,362
Depreciation and amortization	58,037	45,295	30,673	3,369	8,732	—	146,106
Other operating income, net	—	—	—	—	31,084	—	31,084
Operating income (loss)	$147,654	$37,566	$(12,513)	$(1,739)	$(56,911)	$—	$114,057
Intersegment revenues	$—	$1,848	$—	$—	$—	$—	$1,848
Capital expenditures	$13,237	$14,104	$21,824	$63	$1,799	$—	$51,027
Share-based compensation expense	$—	$—	$—	$—	$3,059	$—	$3,059

Three Months Ended March 31, 2016
Revenue	$738,886	$282,528	$306,486	$34,183	$—	$(285)	$1,361,798
Direct operating expenses	224,062	138,012	203,975	615	—	—	566,664
Selling, general and administrative expenses	272,013	55,329	71,472	27,039	—	(285)	425,568
Corporate expenses	—	—	—	—	77,859	—	77,859
Depreciation and amortization	58,817	46,116	37,880	3,616	9,027	—	155,456
Other operating income, net	—	—	—	—	284,463	—	284,463
Operating income (loss)	$183,994	$43,071	$(6,841)	$2,913	$197,577	$—	$420,714
Intersegment revenues	$—	$285	$—	$—	$—	$—	$285
Capital expenditures	$8,790	$11,292	$34,913	$65	$1,719	$—	$56,779
Share-based compensation expense	$—	$—	$—	$—	$3,074	$—	$3,074

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
Parent is a party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the "Sponsors") and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses. For the three months ended March 31, 2017 and 2016, the Company recognized management fees and reimbursable expenses of $3.8 million and $3.8 million, respectively.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – GUARANTOR SUBSIDIARIES
The Company and the Guarantor Subsidiaries fully and unconditionally guaranteed on a joint and several basis certain of iHeartCommunications’ outstanding indebtedness. The following consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

(In thousands)			March 31, 2017
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$2	$69,895	$295,145	$—	$365,042
Accounts receivable, net of allowance	—	—	681,899	562,750	—	1,244,649
Intercompany receivables (1)	—	—	450,992	—	(450,992)	—
Prepaid expenses	—	3,863	106,947	153,782	—	264,592
Other current assets	—	250	33,777	49,645	(15,421)	68,251
Total Current Assets	—	4,115	1,343,510	1,061,322	(466,413)	1,942,534
Structures, net	—	—	—	1,181,997	—	1,181,997
Other property, plant and equipment, net	—	—	523,240	217,394	—	740,634
Indefinite-lived intangibles - licenses	—	—	2,405,585	8,504	—	2,414,089
Indefinite-lived intangibles - permits	—	—	—	986,010	—	986,010
Other intangibles, net	—	—	393,745	302,436	—	696,181
Goodwill	—	—	3,366,558	703,584	—	4,070,142
Intercompany notes receivable	—	962,000	—	—	(962,000)	—
Due from iHeartCommunications	—	—	—	915,147	(915,147)	—
Investment in subsidiaries	(11,227,811)	5,586,253	(1,177,405)	—	6,818,963	—
Other assets	—	11,084	321,315	567,497	(657,742)	242,154
Total Assets	$(11,227,811)	$6,563,452	$7,176,548	$5,943,891	$3,817,661	$12,273,741

Accounts payable	—	—	40,324	70,824	—	111,148
Accrued expenses	—	(69,950)	238,048	469,900	—	637,998
Intercompany payable (1)	—	343,912	(9,494)	116,574	(450,992)	—
Accrued interest	—	159,953	—	5,370	(19,092)	146,231
Deferred income	—	—	122,002	116,750	—	238,752
Current portion of long-term debt	—	416,181	13,017	6,678	—	435,876
Total Current Liabilities	—	850,096	403,897	786,096	(470,084)	1,570,005
Long-term debt	—	15,819,415	20,347	5,112,858	(1,018,035)	19,934,585
Due to Clear Channel Outdoor	—	915,147	—	—	(915,147)	—
Intercompany long-term debt	—	—	962,000	—	(962,000)	—
Deferred income taxes	—	186,632	633,009	625,200	16,016	1,460,857
Other long-term liabilities	—	20,000	318,486	261,104	—	599,590
Total member's equity (deficit)	(11,227,811)	(11,227,838)	4,838,809	(841,367)	7,166,911	(11,291,296)
Total Liabilities and Member's Equity	(11,227,811)	6,563,452	7,176,548	5,943,891	3,817,661	12,273,741

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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)			December 31, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	—	3	277,210	567,817	—	845,030
Accounts receivable, net of allowance	—	—	768,740	595,664	—	1,364,404
Intercompany receivables (1)	—	43,104	126,617	—	(169,721)	—
Prepaid expenses	—	1,978	70,269	112,339	—	184,586
Assets held for sale	—	—	—	55,602	—	55,602
Other current assets	—	1,500	40,368	58,557	(45,360)	55,065
Total Current Assets	—	46,585	1,283,204	1,389,979	(215,081)	2,504,687
Structures, net	—	—	—	1,196,676	—	1,196,676
Other property, plant and equipment, net	—	—	534,831	216,655	—	751,486
Indefinite-lived intangibles - licenses	—	—	2,413,899	—	—	2,413,899
Indefinite-lived intangibles - permits	—	—	—	960,966	—	960,966
Other intangibles, net	—	—	435,606	304,902	—	740,508
Goodwill	—	—	3,366,558	700,017	—	4,066,575
Intercompany notes receivable	—	962,000	—	—	(962,000)	—
Due from iHeartCommunications	—	—	—	885,701	(885,701)	—
Investment in subsidiaries	(11,092,696)	5,311,913	(975,704)	—	6,756,487	—
Other assets	—	10,733	285,924	509,173	(578,380)	227,450
Total Assets	(11,092,696)	6,331,231	7,344,318	6,164,069	4,115,325	12,862,247

Accounts payable	—	—	55,429	87,171	—	142,600
Accrued expenses	—	(137,084)	367,105	494,772	—	724,793
Intercompany payable (1)	—	—	43,104	126,617	(169,721)	—
Accrued interest	—	312,661	—	541	(49,032)	264,170
Deferred income	—	—	130,136	69,967	—	200,103
Current portion of long-term debt	—	330,000	5,937	6,971	—	342,908
Total Current Liabilities	—	505,577	601,711	786,039	(218,753)	1,674,574
Long-term debt	—	15,898,073	28,205	5,110,020	(1,014,218)	20,022,080
Long-term intercompany payable	—	—	962,000	—	(962,000)	—
Due to Clear Channel Outdoor	—	885,701	—	—	(885,701)	—
Deferred income taxes	—	114,925	684,981	637,034	20,155	1,457,095
Other long-term liabilities	—	19,650	314,959	259,364	—	593,973
Total member's equity (deficit)	(11,092,696)	(11,092,695)	4,752,462	(628,388)	7,175,842	(10,885,475)
Total Liabilities and Member's Equity	(11,092,696)	6,331,231	7,344,318	6,164,069	4,115,325	12,862,247

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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)		Three Months Ended March 31, 2017
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	—	—	778,435	556,405	(5,518)	1,329,322
Operating expenses:
Direct operating expenses	—	—	242,377	330,388	(1,503)	571,262
Selling, general and administrative expenses	—	—	332,961	120,772	(3,114)	450,619
Corporate expenses	—	2,779	41,944	34,540	(901)	78,362
Depreciation and amortization	—	—	68,355	77,751	—	146,106
Other operating income (expense), net	—	—	(1,527)	32,611	—	31,084
Operating income (loss)	—	(2,779)	91,271	25,565	—	114,057
Interest (income) expense, net	—	385,709	(9,815)	50,849	28,594	455,337
Equity in earnings (loss) of nonconsolidated affiliates	(151,578)	257,904	(26,860)	(194)	(79,514)	(242)
Other income (expense), net	—	(18,909)	184,838	26,740	(208,043)	(15,374)
Income (loss) before income taxes	(151,578)	(149,493)	259,064	1,262	(316,151)	(356,896)
Income tax benefit (expense)	—	(2,085)	1,470	(30,069)	—	(30,684)
Consolidated net income (loss)	(151,578)	(151,578)	260,534	(28,807)	(316,151)	(387,580)
Less amount attributable to noncontrolling interest	—	—	2,630	(1,995)	—	635
Net income (loss) attributable to the Company	(151,578)	(151,578)	257,904	(26,812)	(316,151)	(388,215)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	9,728	—	9,728
Unrealized holding gain (loss) on marketable securities	—	—	—	6,813	(6,870)	(57)
Reclassification adjustment for realized cumulative translation adjustments on sale of businesses included in Other operating expense, net	—	—	—	(1,644)	—	(1,644)
Equity in subsidiary comprehensive income	16,360	16,360	17,419	—	(50,139)	—
Comprehensive income (loss)	(135,218)	(135,218)	275,323	(11,915)	(373,160)	(380,188)
Less amount attributable to noncontrolling interest	—	—	1,059	(2,522)	—	(1,463)
Comprehensive income (loss) attributable to the Company	(135,218)	(135,218)	274,264	(9,393)	(373,160)	(378,725)

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)		Three Months Ended March 31, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	—	—	769,800	595,628	(3,630)	1,361,798
Operating expenses:
Direct operating expenses	—	—	223,456	344,605	(1,397)	566,664
Selling, general and administrative expenses	—	—	297,757	130,044	(2,233)	425,568
Corporate expenses	—	2,636	46,999	28,224	—	77,859
Depreciation and amortization	—	—	69,782	85,674	—	155,456
Other operating income (expense), net	—	—	(48)	284,511	—	284,463
Operating income (loss)	—	(2,636)	131,758	291,592	—	420,714
Interest expense, net	—	383,687	(7,187)	79,966	7,484	463,950
Loss on investments, net	—	—	—	(333,405)	333,405	—
Equity in earnings (loss) of nonconsolidated affiliates	(93,271)	182,753	(126,832)	(415)	37,332	(433)
Other income (expense), net	—	—	321,197	(5,763)	(321,146)	(5,712)
Income (loss) before income taxes	(93,271)	(203,570)	333,310	(127,957)	42,107	(49,381)
Income tax benefit (expense)	—	110,299	(121,911)	2,119	—	(9,493)
Consolidated net income (loss)	(93,271)	(93,271)	211,399	(125,838)	42,107	(58,874)
Less amount attributable to noncontrolling interest	—	—	28,646	976	—	29,622
Net income (loss) attributable to the Company	(93,271)	(93,271)	182,753	(126,814)	42,107	(88,496)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	6	27,571	—	27,577
Unrealized holding loss on marketable securities	—	—	—	(6,078)	6,042	(36)
Equity in subsidiary comprehensive income	16,618	16,618	19,074	—	(52,310)	—
Comprehensive income (loss)	(76,653)	(76,653)	201,833	(105,321)	(4,161)	(60,955)
Less amount attributable to noncontrolling interest	—	—	2,462	2,419	—	4,881
Comprehensive income (loss) attributable to the Company	(76,653)	(76,653)	199,371	(107,740)	(4,161)	(65,836)

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)		Three Months Ended March 31, 2017
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(151,578)	$(151,578)	$260,534	$(28,807)	$(316,151)	$(387,580)
Reconciling items:
Depreciation and amortization	—	—	68,355	77,751	—	146,106
Deferred taxes	—	71,707	(51,973)	(15,162)	—	4,572
Provision for doubtful accounts	—	—	5,334	513	—	5,847
Amortization of deferred financing charges and note discounts, net	—	10,827	(11,153)	(14,170)	28,594	14,098
Share-based compensation	—	—	700	2,359	—	3,059
(Gain) loss on disposal of operating assets	—	—	242	(33,322)	—	(33,080)
Equity in (earnings) loss of nonconsolidated affiliates	151,578	(257,904)	26,860	194	79,514	242
Other reconciling items, net	—	—	(21,205)	(27,885)	35,943	(13,147)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	—	—	81,505	37,736	—	119,241
Increase in prepaids and other current assets	—	(635)	(22,081)	(42,996)	(25,534)	(91,246)
Increase (decrease) in accrued expenses	—	67,134	(142,009)	(19,501)	—	(94,376)
Decrease in accounts payable	—	—	(15,105)	(15,565)	—	(30,670)
Increase (decrease) in accrued interest	—	(131,012)	736	4,835	25,534	(99,907)
Increase (decrease) in deferred income	—	—	(5,058)	44,242	—	39,184
Changes in other operating assets and liabilities	—	—	(6,205)	(5,101)	—	(11,306)
Net cash provided by (used for) operating activities	—	(391,461)	169,477	(34,879)	(172,100)	(428,963)
Cash flows from investing activities:
Proceeds from sale of other investments	—	—	—	1,240	—	1,240
Purchases of other investments	—	—	(1,500)	—	—	(1,500)
Purchases of property, plant and equipment	—	—	(14,561)	(36,466)	—	(51,027)
Proceeds from disposal of assets	—	—	(145)	53,279	—	53,134
Purchases of other operating assets	—	—	(208)	(1,064)	—	(1,272)
Dividends from subsidiaries	2	—	—	—	(2)	—
Change in other, net	—	—	(26)	(836)	—	(862)
Net cash provided by (used for) investing activities	2	—	(16,440)	16,153	(2)	(287)
Cash flows from financing activities:
Payments on credit facilities	—	(25,000)	—	(375)	—	(25,375)
Intercompany funding	—	416,462	(358,838)	(57,624)	—	—
Payments on long-term debt	—	—	(1,514)	(163)	—	(1,677)
Dividends and other payments to noncontrolling interests	—	(2)	—	(199,345)	172,102	(27,245)
Change in other, net	(2)	—	1	(257)	—	(258)
Net cash provided by (used for) financing activities	(2)	391,460	(360,351)	(257,764)	172,102	(54,555)
Effect of exchange rate changes on cash	—	—	(1)	3,818	—	3,817
Net decrease in cash and cash equivalents	—	(1)	(207,315)	(272,672)	—	(479,988)
Cash and cash equivalents at beginning of period	—	3	277,210	567,817	—	845,030
Cash and cash equivalents at end of period	$—	$2	$69,895	$295,145	$—	$365,042

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)		Three Months Ended March 31, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(93,271)	$(93,271)	$211,399	$(125,838)	$42,107	$(58,874)
Reconciling items:
Depreciation and amortization	—	—	69,782	85,674	—	155,456
Deferred taxes	—	21,642	(76,125)	53,227	—	(1,256)
Provision for doubtful accounts	—	—	3,742	2,082	—	5,824
Amortization of deferred financing charges and note discounts, net	—	15,102	(8,014)	2,526	7,484	17,098
Share-based compensation	—	—	689	2,385	—	3,074
Gain on sale of operating and fixed assets	—	—	(601)	(285,256)	—	(285,857)
Loss on investments, net	—	—	—	333,405	(333,405)	—
Equity in (earnings) loss of nonconsolidated affiliates	93,271	(182,753)	126,832	415	(37,332)	433
Other reconciling items, net	—	—	(11,546)	4,916	—	(6,630)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:						—
Decrease in accounts receivable			92,641	79,382	—	172,023
(Increase) decrease in prepaids and other current assets	—	(2,021)	123,954	(14,524)	(142,470)	(35,061)
Increase (decrease) in accrued expenses	—	(26,164)	62,814	(161,813)	—	(125,163)
Decrease in accounts payable	—	—	(19,657)	(18,276)	—	(37,933)
Increase (decrease) in accrued interest	—	(120,350)	6	3,069	12,911	(104,364)
Increase in deferred income	—	—	22,629	25,091	—	47,720
Changes in other operating assets and liabilities	—	—	9,549	3,469	—	13,018
Net cash provided by (used for) operating activities	—	(387,815)	608,094	(10,066)	(450,705)	(240,492)
Cash flows from investing activities:
Purchases of other investments	—	—	(2,500)	(13,591)	—	(16,091)
Purchases of property, plant and equipment	—	—	(9,538)	(47,241)	—	(56,779)
Proceeds from disposal of assets	—	—	5,651	586,939	—	592,590
Purchases of other operating assets	—	—	—	(1,573)	—	(1,573)
Dividends from subsidiaries	1	—	95	—	(96)	—
Change in other, net	—	—	(524)	(782)	—	(1,306)
Net cash provided by (used for) investing activities	1	—	(6,816)	523,752	(96)	516,841
Cash flows from financing activities:
Payments on credit facilities	—	—	—	(577)	—	(577)
Intercompany funding	—	387,816	(710,289)	322,473	—	—
Payments on long-term debt	—	(1)	(33)	(517)	—	(551)
Payments to repurchase noncontrolling interests	—	—	—	—	—	—
Dividends and other payments from (to) noncontrolling interests	—	(1)	3	(522,985)	450,801	(72,182)
Deferred financing charges	—	—	—	(120)	—	(120)
Change in other, net	(1)	—	—	(959)	—	(960)
Net cash provided by (used for) financing activities	(1)	387,814	(710,319)	(202,685)	450,801	(74,390)
Effect of exchange rate changes on cash	—	—	—	3,899	—	3,899
Net increase (decrease) in cash and cash equivalents	—	(1)	(109,041)	314,900	—	205,858
Cash and cash equivalents at beginning of period	—	6	347,863	424,809	—	772,678
Cash and cash equivalents at end of period	$—	$5	$238,822	$739,709	$—	$978,536

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Format of Presentation
Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes contained in Item 1 of this Quarterly Report on Form 10-Q.  Our discussion is presented on both a consolidated and segment basis. Our reportable segments are iHeartMedia (“iHM”), Americas outdoor advertising (“Americas outdoor” or “Americas outdoor advertising”) and International outdoor advertising (“International outdoor” or “International outdoor advertising”). Our iHM segment provides media and entertainment services via live broadcast and digital delivery, and also includes our national syndication business. Our Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Included in the “Other” category is our media representation business, Katz Media Group, which is ancillary to our other businesses.
We manage our operating segments by focusing primarily on their operating income, while Corporate expenses, Other operating income (expense), net, Interest expense, Gain on marketable securities, Equity in earnings (loss) of nonconsolidated affiliates, Loss on extinguishment of debt, Other income, net and Income tax expense are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.
Certain prior period amounts have been reclassified to conform to the 2017 presentation.
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
Executive Summary
The key developments that impacted our business during the three months ended March 31, 2017 are summarized below:

•
Consolidated revenue decreased $32.5 million during the three months ended March 31, 2017 compared to the same period of 2016. Excluding the $12.8 million impact from movements in foreign exchange rates, consolidated revenue decreased $19.7 million during the three months ended March 31, 2017 compared to the same period of 2016.

•
In January 2017, we sold our Indianapolis, Indiana market in exchange for certain assets in Atlanta, Georgia, plus $43.0 million in cash, net of closing costs. A net gain of $28.6 million was recognized related to the sale. In 2016, we sold nine non-strategic U.S. markets and our businesses in Turkey and Australia.

•
On February 7, 2017, we exchanged $234.9 million of our 10.0% Senior Notes due 2018, net of $241.4 million of such notes held by our subsidiaries, for $234.9 million principal amount of newly-issued 11.25% Priority Guarantee Notes due 2021.

•
On February 9, 2017, CCOH declared a special dividend of $282.5 million using a portion of the cash proceeds from the sales of certain non-strategic U.S. outdoor markets and of our Australia outdoor business. On February 23, 2017, we received 89.9% of the dividend, or approximately $254.0 million, with the remaining 10.1%, or approximately $28.5 million, paid to public stockholders of CCOH.

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
Consolidated Results of Operations
The comparison of our historical results of operations for the three months ended March 31, 2017 to the three months ended March 31, 2016 is as follows:

(In thousands)	Three Months Ended March 31,		% Change
	2017	2016
Revenue	$1,329,322	$1,361,798	(2.4)%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	571,262	566,664	0.8%
Selling, general and administrative expenses (excludes depreciation and amortization)	450,619	425,568	5.9%
Corporate expenses (excludes depreciation and amortization)	78,362	77,859	0.6%
Depreciation and amortization	146,106	155,456	(6.0)%
Other operating income (expense), net	31,084	284,463
Operating income	114,057	420,714	(72.9)%
Interest expense	455,337	463,950
Loss on investments, net
Equity in earnings (loss) of nonconsolidated affiliates	(242)	(433)
Other income (expense), net	(15,374)	(5,712)
Loss before income taxes	(356,896)	(49,381)
Income tax expense	(30,684)	(9,493)
Consolidated net loss	(387,580)	(58,874)
Less amount attributable to noncontrolling interest	635	29,622
Net loss attributable to the Company	$(388,215)	$(88,496)
Consolidated Revenue
Consolidated revenue decreased $32.5 million during the three months ended March 31, 2017 compared to the same period of 2016. Excluding the $12.8 million impact from movements in foreign exchange rates, consolidated revenue decreased $19.7 million during the three months ended March 31, 2017 compared to the same period of 2016. Revenue growth from our iHM business was offset by lower revenue generated by our Americas and International outdoor businesses as a result of the sales of certain outdoor markets and businesses which generated $42.0 million in revenue in the three months ended March 31, 2016 compared to $1.4 million in the three months ended March 31, 2017.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased $4.6 million during the three months ended March 31, 2017 compared to the same period of 2016. Excluding the $9.1 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $13.7 million during the three months ended March 31, 2017 compared to the same period of 2016. Higher direct operating expenses in our iHM business were primarily driven by higher content and programming costs. Higher direct operating expenses in our Americas outdoor business were primarily due to higher site lease expenses. Lower direct operating expenses in our International outdoor business related primarily to the sale of our businesses in Australia and Turkey in 2016.

Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $25.0 million during the three months ended March 31, 2017 compared to the same period of 2016. Excluding the $2.6 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $27.6 million during the three months ended March 31, 2017 compared to the same period of 2016. Higher SG&A expenses were primarily driven by trade and barter expenses in our iHM business and were partially offset by a decrease in SG&A expenses resulting primarily from the sale of certain international businesses in 2016.
Corporate Expenses
Corporate expenses increased $0.5 million during the three months ended March 31, 2017 compared to the same period of 2016. Excluding the $1.1 million impact from movements in foreign exchange rates, corporate expenses increased $1.6 million during the three months ended March 31, 2017 compared to the same period of 2016.
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
Strategic revenue and efficiency costs were $11.9 million during the three months ended March 31, 2017. Of these expenses, $3.2 million was incurred by our iHM segment, $0.6 million was incurred by our Americas outdoor segment, $2.9 million was incurred by our International outdoor segment, $3.6 million was incurred by our Other category and $1.6 million was incurred by Corporate. Additionally, $3.2 million of these costs are reported within direct operating expenses, $7.1 million are reported within SG&A and $1.6 million are reported within corporate expenses.
Strategic revenue and efficiency costs were $6.5 million during the three months ended March 31, 2016. Of these expenses, $3.5 million was incurred by our iHM segment, $1.1 million was incurred by our Americas outdoor segment, $0.9 million was incurred by our International outdoor segment, $0.3 million was incurred by our Other segment and $0.7 million was incurred by Corporate. Additionally, $2.8 million of these costs are reported within direct operating expenses, $3.0 million are reported within SG&A and $0.7 million are reported within corporate expenses.
Depreciation and Amortization
Depreciation and amortization decreased $9.4 million during the three months ended March 31, 2017, compared to the same period of 2016. The decrease was primarily due to assets becoming fully depreciated or fully amortized and the disposal of assets related to the sale of our outdoor non-strategic U.S. markets and Turkey and Australia businesses in 2016.
Other Operating Income, Net
Other operating income, net was $31.1 million for the three months ended March 31, 2017, which primarily related to the sale of the Americas outdoor Indianapolis market exchanged for certain assets in Atlanta, Georgia, plus $43.0 million in cash, net of closing costs, resulting in a net gain of $28.6 million.
Other operating income was $284.5 million for the three months ended March 31, 2016 which primarily related to the sale of nine non-strategic outdoor markets in the first quarter of 2016. Americas outdoor sold nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for net proceeds of $592.3 million in cash and certain advertising assets in Florida. The Company recognized a net gain of $278.3 million.
Interest Expense
Interest expense decreased $8.6 million during the three months ended March 31, 2017, compared to the same period of 2016, due to a lower outstanding long-term debt balance in the first quarter compared to the same period of 2016.
Other Income (Expense), net
Other expense, net was $15.4 million for the three months ended March 31, 2017 which relates primarily to expenses incurred in connection with the notes exchange offers and term loan offers as described in "Liquidity and Capital Resources - Notes Exchange Offers and Term Loan Offers".

Other expense, net was $5.7 million for the three months ended March 31, 2016 primarily related to net foreign exchange gains or losses recognized in connection with intercompany notes denominated in foreign currencies.
Income Tax Expense
The effective tax rate for the three months ended March 31, 2017 and 2016 was (8.6)% and (19.2)%, respectively. The effective tax rates were primarily impacted by the valuation allowance recorded against deferred tax assets originating in the period from net operating losses in U.S. federal, state and certain foreign jurisdictions.
iHM Results of Operations
Our iHM operating results were as follows:

(In thousands)	Three Months Ended March 31,		% Change
	2017	2016
Revenue	$757,173	$738,886	2.5%
Direct operating expenses	243,331	224,062	8.6%
SG&A expenses	308,151	272,013	13.3%
Depreciation and amortization	58,037	58,817	(1.3)%
Operating income	$147,654	$183,994	(19.8)%
iHM revenue increased $18.3 million during the three months ended March 31, 2017 compared to the same period of 2016, driven primarily by increases in trade and barter, sponsorship and other revenues surrounding our live events, and digital, as well as our core radio business. Trade and barter includes an increase in revenue from marketing partnerships with our advertisers in connection with events, including the March 2017 iHeartRadio Music Awards Show. The 2016 iHeartRadio Music Awards Show was held in April 2016. These increases were partially offset by a decrease in political advertising revenues due to 2017 not being a presidential election year, as well as lower revenue from our traffic and weather business.
iHM direct operating expenses increased $19.3 million during the three months ended March 31, 2017 compared to the same period of 2016 primarily driven by higher content and programming costs. iHM SG&A expenses increased $36.1 million during the three months ended March 31, 2017 compared to the same period of 2016 primarily due to higher trade and barter expenses, investments in national and digital sales capabilities and higher variable compensation related to higher revenue.
Americas Outdoor Advertising Results of Operations
Our Americas outdoor operating results were as follows:

(In thousands)	Three Months Ended March 31,		% Change
	2017	2016
Revenue	$279,420	$282,528	(1.1)%
Direct operating expenses	140,473	138,012	1.8%
SG&A expenses	56,086	55,329	1.4%
Depreciation and amortization	45,295	46,116	(1.8)%
Operating income	$37,566	$43,071	(12.8)%
Americas outdoor revenue decreased $3.1 million during the three months ended March 31, 2017 compared to the same period of 2016. Excluding the $1.4 million impact from movements in foreign exchange rates, Americas outdoor revenue decreased $4.5 million during the three months ended March 31, 2017 compared to the same period of 2016. The decrease in revenue is due to the $5.2 million impact of the sale of non-strategic outdoor markets and a decrease in Spectacolor revenue from lower inventory. This was partially offset by increased revenues from new airport contracts, as well as, digital billboards from new deployments and higher occupancy on existing digital billboards.
Americas outdoor direct operating expenses increased $2.5 million during the three months ended March 31, 2017 compared to the same period of 2016. Excluding the $0.9 million impact from movements in foreign exchange rates, Americas outdoor direct operating expenses increased $1.6 million during the three months ended March 31, 2017 compared to the same period of 2016. The increase in direct operating expenses was driven by higher site lease expenses related to new airport contracts and printed displays, partially offset by the $2.0 million impact of the sale of non-strategic outdoor markets. Americas outdoor SG&A expenses increased $0.7 million during the three months ended March 31, 2017 compared to the same period of 2016. Excluding the $0.5 million impact from movements in foreign exchange rates, Americas outdoor SG&A expenses increased $0.2 million during the three months ended March 31, 2017 compared to the same period of 2016.
International Outdoor Advertising Results of Operations
Our International outdoor operating results were as follows:

(In thousands)	Three Months Ended March 31,		% Change
	2017	2016
Revenue	$265,306	$306,486	(13.4)%
Direct operating expenses	187,458	203,975	(8.1)%
SG&A expenses	59,688	71,472	(16.5)%
Depreciation and amortization	30,673	37,880	(19.0)%
Operating income	$(12,513)	$(6,841)	82.9%
International outdoor revenue decreased $41.2 million during the three months ended March 31, 2017 compared to the same period of 2016. Excluding the $14.2 million impact from movements in foreign exchange rates, International outdoor revenue decreased $27.0 million during the three months ended March 31, 2017 compared to the same period of 2016. The decrease in revenue is primarily due to a $35.4 million decrease in revenue resulting from the sale of our businesses in Turkey and Australia in 2016. This was partially offset by growth across other markets including Spain, the United Kingdom and Switzerland, primarily from new contracts and digital expansion.
International outdoor direct operating expenses decreased $16.5 million during the three months ended March 31, 2017 compared to the same period of 2016. Excluding the $10.0 million impact from movements in foreign exchange rates, International outdoor direct operating expenses decreased $6.5 million during the three months ended March 31, 2017 compared to the same period of 2016. The decrease was driven by a $22.5 million decrease in direct operating expenses resulting from the 2016 sales of our businesses in Turkey and Australia, partially offset by higher site lease and production expenses in countries experiencing revenue growth. International outdoor SG&A expenses decreased $11.8 million during the three months ended March 31, 2017 compared to the same period of 2016. Excluding the $3.1 million impact from movements in foreign exchange rates, International outdoor SG&A expenses decreased $8.7 million during the three months ended March 31, 2017 compared to the same period of 2016. The decrease in SG&A expenses was primarily due to a $6.7 million decrease resulting from the sale of our businesses in Turkey and Australia.
Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended March 31,
	2017	2016
iHM	$147,654	$183,994
Americas outdoor	37,566	43,071
International outdoor	(12,513)	(6,841)
Other	(1,739)	2,913
Other operating income, net	31,084	284,463
Corporate expense (1)	(87,995)	(86,886)
Consolidated operating income	$114,057	$420,714

(1)	Corporate expenses include expenses related to iHM, Americas outdoor, International outdoor and our Other category, as well as overall executive, administrative and support functions.

Share-Based Compensation Expense
We do not have any compensation plans under which we grant awards to employees. Parent has granted restricted stock and CCOH has granted restricted stock, restricted stock units and options to purchase shares of CCOH's Class A common stock to certain key individuals.
Share-based compensation expenses are recorded in corporate expenses and were $3.1 million and $3.1 million for the three months ended March 31, 2017 and 2016, respectively.
As of March 31, 2017, there was $15.6 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately 2.5 years.  In addition, as of March 31, 2017, there was $25.6 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the three months ended March 31, 2017 and 2016, respectively:

(In thousands)	Three Months Ended March 31,
	2017	2016
Cash provided by (used for):
Operating activities	$(428,963)	$(240,492)
Investing activities	$(287)	$516,841
Financing activities	$(54,555)	$(74,390)
Operating Activities
Cash used for operating activities was $429.0 million during the three months ended March 31, 2017 compared to $240.5 million of cash used for operating activities during the three months ended March 31, 2016.  The increase in cash used for operating activities is primarily attributed to lower operating income as well as changes in working capital balances, particularly accounts receivable, which was affected by slower collections and an increase in prepaid expenses. Cash paid for interest during the three months ended March 31, 2017 was $543.3 million as compared to $549.4 million paid during the three months ended March 31, 2016.
Investing Activities
Cash used for investing activities of $0.3 million during the three months ended March 31, 2017 reflected net cash proceeds from the sale of assets of $53.1 million, which included net cash proceeds from the sale of our outdoor Indianapolis market of $43.0 million. This was primarily offset by $51.0 million used for capital expenditures. We spent $13.2 million for capital expenditures in our iHM segment primarily related to IT infrastructure, $14.1 million in our Americas outdoor segment primarily related to the construction of new advertising structures, such as digital displays, $21.8 million in our International outdoor segment primarily related to street furniture and transit advertising structures, $0.1 million in our Other category and $1.8 million in Corporate primarily related to equipment and software purchases.
Cash provided by investing activities of $516.8 million during the three months ended March 31, 2016 reflected net cash proceeds from the sale of nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas of $592.3 million in cash and certain advertising assets in Florida. Those sale proceeds were partially offset by $56.8 million used for capital expenditures. We spent $8.8 million for capital expenditures in our iHM segment primarily related to leasehold improvements and IT infrastructure, $11.3 million in our Americas outdoor segment primarily related to the construction of new advertising structures, such as digital displays, $34.9 million in our International outdoor segment primarily related to billboard and street furniture advertising structures, $0.1 million in our Other category and $1.7 million in Corporate primarily related to equipment and software purchases.

Financing Activities
Cash used for financing activities of $54.6 million during the three months ended March 31, 2017 primarily resulted from dividends paid to non-controlling interests, which represents the portion of the dividends paid by CCOH in February 2017 to parties other than our subsidiaries that own CCOH stock, and a payment under our receivables based credit facility.
Cash used for financing activities of $74.4 million during the three months ended March 31, 2016 primarily resulted from dividends paid to non-controlling interests, which represents the portion of the dividends paid by CCOH in January 2016 and February 2016 to parties other than our subsidiaries that own CCOH common stock.
Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, cash flow from operations, borrowing capacity under iHeartCommunications' domestic receivables based credit facility, subject to certain limitations contained in iHeartCommunications' material financing agreements, and cash from liquidity-generating transactions. As of March 31, 2017, we had $365.0 million of cash and cash equivalents on our balance sheet, including $200.6 million of cash and cash equivalents held by our subsidiary, CCOH. Included in the cash held by CCOH is $141.8 million of cash held outside the U.S. It is our policy to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.  As of March 31, 2017, we had a borrowing base of $421.2 million under iHeartCommunications' receivables based credit facility, had $305.0 million of outstanding borrowings and had $38.3 million of outstanding letters of credit, resulting in $77.9 million of excess availability.  However, any incremental borrowings under iHeartCommunications' receivables based credit facility may be further limited by the terms contained in iHeartCommunications' material financing agreements.
On February 9, 2017, CCOH declared a special dividend of $282.5 million using a portion of the proceeds from the sales of certain non-strategic U.S. outdoor markets and of our Australia outdoor business. We received on February 23, 2017 89.9% of the dividend, or approximately $254.0 million, with the remaining 10.1%, or approximately $28.5 million, paid to public stockholders of CCOH. This transaction improved our liquidity position in the short term. We cannot assure you that we will enter into or consummate any liquidity-generating transactions, or that such transactions will provide sufficient cash to satisfy our liquidity needs, and any such transactions, if consummated, could adversely affect us in other ways. Future liquidity-generating transactions could have the effect of further increasing our annual cash interest payment obligations, reducing our cash flow from operations or reducing cash available for capital expenditures and other business initiatives.
Our primary uses of liquidity are to fund our working capital, debt service, capital expenditures and other obligations.  At March 31, 2017, we had debt maturities totaling $316.5 million, $324.2 million and $8,369.0 million in 2017, 2018 and 2019, respectively.  A substantial amount of our cash requirements are for debt service obligations.  During the three months ended March 31, 2017, we spent $570.4 million of cash on payments of principal and interest on our debt compared to $550.6 million in the three months ended March 31, 2016. We anticipate having approximately $1.7 billion of cash interest payment obligations in 2017 compared to $1.8 billion of cash interest payments in 2016.  Our significant interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns, reduce our liquidity over time and could negatively affect iHeartCommunications' ability to obtain additional financing in the future.
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
On February 7, 2017, we completed an exchange offer of $234.9 million principal amount of our 10.0% Senior Notes due 2018 for $234.9 million principal amount of newly-issued 11.25% Priority Guarantee Notes due 2021. We have made and may in the future make repurchases of indebtedness of iHeartCommunications. In addition, we frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue dispositions or acquisitions, which could be material.  iHeartCommunications' and its subsidiaries’ significant amount of indebtedness may limit our ability to pursue dispositions or acquisitions.  The terms of our existing or future debt agreements may also restrict our ability to engage in these transactions.
Due to the seasonal variations in our business, on January 31, 2017 we made a repayment of $25.0 million under our receivables based credit facility, and as of March 31, 2017, we had total outstanding borrowings of $305.0 million under this facility. The receivables based credit facility has a maturity date of December 24, 2017, and we plan to refinance or extend this facility prior to maturity with terms similar to the facility’s existing terms.
During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This update provides U.S. GAAP guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures. We adopted this standard for the year ended December 31, 2016. Under this standard, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods.
In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern for a period of 12 months following the date our financial statements were issued (May 4, 2017). Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due before May 4, 2018.
A substantial amount of our cash requirements are for debt service obligations. Although we have generated operating income, we incurred net losses and had negative cash flows from operations for the years ended December 31, 2016 and 2015 and for the quarter ended March 31, 2017, primarily as a result of interest expense. Our current operating plan indicates we will continue to incur net losses and generate negative cash flows from operating activities given our indebtedness and related interest expense. Our debt maturities in the next 12 months include $305.0 million outstanding under a receivables based credit facility, which matures on December 24, 2017, and $112.1 million of 10% Senior Notes due January 15, 2018. These factors coupled with our forecast of future cash flows indicate that, if we are unable to refinance or extend our receivables based credit facility and/or the 10% Senior Notes due January 15, 2018, or otherwise to take steps to create additional liquidity, forecasted cash flows would not be sufficient for us to meet our obligations, including payment of the outstanding receivables based credit facility and the 10% Senior Notes due 2018 balances at their maturities, as they become due in the ordinary course of business for a period of 12 months following May 4, 2017. As discussed below, we have plans to reduce our principal and interest obligations and to create additional liquidity.
We plan to refinance or extend the receivables based credit facility to a date at least 12 months after May 4, 2017 with terms similar to the facility’s current terms. Management believes the refinancing or extension of the maturity of the receivables based credit facility is probable of being executed as we have successfully extended the maturity date of this receivables based credit facility in the past, and the facility has a first-priority lien on the accounts receivable of iHeartCommunications and certain of its subsidiaries. In addition, management may reduce or delay planned capital expenditures in order to ensure sufficient cash is available to meet our obligations as they become due in the ordinary course of business, including the payment of the $112.1 million of principal amount of 10% Senior Notes due 2018 at maturity. In addition, as more fully described in Note 3 of our financial statements, we launched notes exchange offers and term loan offers in March 2017. These actions are intended to mitigate those conditions which raise substantial doubt about our ability to continue as a going concern for a period within 12 months following May 4, 2017.
While management plans to complete the notes exchange offers and the term loan offers and to refinance or extend the maturity of the receivables based credit facility, there is no assurance that the notes exchange offers and the term loan offers will be completed or that the receivables based credit facility will be refinanced or extended. Our ability to meet our obligations as they become due in the ordinary course of business for the next 12 months will depend on our ability to achieve forecasted results, our ability to refinance or extend the maturity of our receivables based credit facility and our ability to successfully complete the notes exchange offers and the term loan offers or other liquidity-generating transactions. Based on the significance of the forecasted future negative cash flows, including the maturities of the $305.0 million under our receivables based credit facility that matures December 24, 2017 and the $112.1 million aggregate principal amount of 10% Senior Notes due January 15, 2018, and the uncertainty of the outcome of the notes exchange offers and term loan offers, management has determined that there is substantial doubt as to our ability to continue as a going concern for a period of 12 months following May 4, 2017 as a result of uncertainty around our ability to refinance or extend the maturity of the receivables based credit facility, to achieve our forecasted results and to achieve sufficient cash interest savings from the pending notes exchange offers and term loan offers.
If we are unable to refinance or extend the maturity of the receivables based credit facility or complete the notes exchange offers and the term loan offers or realize sufficient cash interest savings as a result of those transactions, or if there are material adverse developments in our business results of operations or liquidity, we may be forced to reduce or delay our business activities and capital expenditures, sell material assets, seek additional capital or be required to file for bankruptcy court protection. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.
Except as set forth below under "-Non-Payment of $57.1 Million of iHeartCommunications Legacy Notes Held by an Affiliate," we were in compliance with the covenants contained in iHeartCommunications' material financing agreements as of March 31, 2017, including the maximum consolidated senior secured net debt to consolidated EBITDA limitation contained in iHeartCommunications' senior secured credit facilities. However, our future results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants. These covenants include a requirement in our senior secured credit facilities that we receive an opinion from our auditors in connection with our year-end audit that is not subject to a "going concern" or like qualification or exception. Our ability to comply with these covenants in the future may be affected by events beyond our control, including the uncertainties described above and prevailing economic, financial and industry conditions. The breach of any covenants set forth in iHeartCommunications' financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be immediately due and payable. Moreover, the lenders under the receivables based credit facility under iHeartCommunications' senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. If we are unable to repay iHeartCommunications' obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of iHeartCommunications' material financing agreements could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities and the indentures governing our outstanding bonds is $100.0 million. The default resulting from non-payment of the $57.1 million of 5.50% Senior Notes described below is below the $100.0 million cross-default threshold in iHeartCommunications' debt documents.
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
Notes Exchange Offers and Term Loan Offers
On March 15, 2017, iHeartCommunications commenced exchange offers (the “Notes Exchange Offers”) to exchange certain series of its outstanding debt securities (the “Existing Notes”) for new securities of Parent, iHeartCommunications and CC Outdoor Holdings, Inc., a wholly-owned subsidiary of Parent, and concurrent consent solicitations with respect to the terms of the Existing Notes. On March 15, 2017, the Company also commenced offers (the “Term Loan Offers”) to amend its outstanding Term Loan D and Term Loan E borrowings under its senior secured credit facilities and/or to issue new securities of Parent, CC Outdoor Holdings, Inc., Broader Media, LLC and/or iHeartCommunications to the lenders depending on the scenario in which the notes exchange offers and the term loan offers close.

Sources of Capital
As of March 31, 2017 and December 31, 2016, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	March 31, 2017	December 31, 2016
Senior Secured Credit Facilities:
Term Loan D Facility Due 2019	5,000.0	5,000.0
Term Loan E Facility Due 2019	1,300.0	1,300.0
Receivables Based Credit Facility Due 2017 (1)	305.0	330.0
9.0% Priority Guarantee Notes Due 2019	1,999.8	1,999.8
9.0% Priority Guarantee Notes Due 2021	1,750.0	1,750.0
11.25% Priority Guarantee Notes Due 2021(2)	809.9	575.0
9.0% Priority Guarantee Notes Due 2022	1,000.0	1,000.0
10.625% Priority Guarantee Notes Due 2023	950.0	950.0
Subsidiary Revolving Credit Facility due 2018(3)	—	—
Other Secured Subsidiary Debt	20.8	21.0
Total Secured Debt	13,135.5	12,925.8

14.0% Senior Notes Due 2021	1,746.5	1,729.2
Legacy Notes:
5.5% Senior Notes Due 2016(4)	—	—
6.875% Senior Notes Due 2018	175.0	175.0
7.25% Senior Notes Due 2027	300.0	300.0
10.0% Senior Notes Due 2018(2)	112.1	347.0
Subsidiary Senior Notes:
6.5% Series A Senior Notes Due 2022	735.8	735.8
6.5% Series B Senior Notes Due 2022	1,989.2	1,989.2
Subsidiary Senior Subordinated Notes:
7.625% Series A Senior Notes Due 2020	275.0	275.0
7.625% Series B Senior Notes Due 2020	1,925.0	1,925.0
Subsidiary 8.75% Senior Notes due 2020	225.0	225.0
Other Subsidiary Debt	27.2	28.0
Purchase accounting adjustments and original issue discount	(161.0)	(167.0)
Long-term debt fees	(114.8)	(123.0)
Total Debt	20,370.5	20,365.0
Less: Cash and cash equivalents	365.0	845.0
	$20,005.5	$19,520.0

(1)
The receivables based credit facility provides for borrowings of up to the lesser of $535.0 million (the revolving credit commitment) or the borrowing base amount, as defined under the receivables based credit facility, subject to certain limitations contained in iHeartCommunications' material financing agreements. As of March 31, 2017, we had $77.9 million of availability under the receivables based credit facility.

(2)
On February 7, 2017, we completed an exchange offer of $234.9 million principal amount of our 10.0% Senior Notes due 2018 for $234.9 million principal amount of newly-issued 11.25% Priority Guarantee Notes due 2021, which were issued as "additional notes" under the indenture governing the 11.25% Priority Guarantee Notes due 2021.

(3)	The subsidiary revolving credit facility provides for borrowings of up to $75.0 million (the revolving credit commitment).

(4)
In December 2016, iHeartCommunications repaid at maturity $192.9 million of 5.5% Senior Notes due 2016 and did not pay $57.1 million of the notes held by a subsidiary of the Company. The $57.1 million of aggregate principal amount remains outstanding and is eliminated for purposes of consolidation of the Company's financial statements.

Our subsidiaries have from time to time repurchased certain debt obligations of iHeartCommunications and equity securities outstanding of Parent and CCOH, and may in the future, as part of various financing and investment strategies, purchase additional outstanding indebtedness of iHeartCommunications or its subsidiaries or outstanding equity securities of Parent and CCOH, in tender offers, open market purchases, privately negotiated transactions or otherwise. We or our subsidiaries may also sell certain assets, securities or properties. These purchases or sales, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in iHeartCommunications' debt agreements. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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

The following table reflects a reconciliation of consolidated EBITDA (as defined by iHeartCommunications' senior secured credit facilities) to operating income and net cash provided by operating activities for the four quarters ended March 31, 2017:

Four Quarters Ended
(In Millions)	March 31, 2017
Consolidated EBITDA (as defined by iHeartCommunications' senior secured credit facilities)	$1,768.2
Less adjustments to consolidated EBITDA (as defined by iHeartCommunications' senior secured credit facilities):
Costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities	(39.6)
Extraordinary, non-recurring or unusual gains or losses or expenses and severance (as referenced in the definition of consolidated EBITDA in iHeartCommunications' senior secured credit facilities)	(46.2)
Non-cash charges	(0.5)
Other items	60.1
Less: Depreciation and amortization, Impairment charges, Other operating income (expense), net and Share-based compensation expense	(543.9)
Operating income	1,198.1
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets, and Share-based compensation expense	534.0
Less: Interest expense	(1,841.4)
Less: Current income tax expense	(63.0)
Plus: Other income (expense), net	(82.6)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	120.8
Change in assets and liabilities, net of assets acquired and liabilities assumed	(69.3)
Net cash used for operating activities	$(203.4)
The maximum ratio permitted under this financial covenant was 8.75:1 for the four quarters ended March 31, 2017.  As of March 31, 2017, our ratio was 7.4:1.
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
Disposals
In January 2017, we sold our Indianapolis, Indiana outdoor market in exchange for certain assets in Atlanta, Georgia, plus approximately $43.0 million in cash, net of closing costs. A net gain of $28.6 million was recognized related to the sale.
Uses of Capital
Debt Repayments, Maturities and Other
On February 7, 2017, we completed an exchange offer of $234.9 million principal amount of our 10.0% Senior Notes due 2018 for $234.9 million principal amount of newly-issued 11.25% Priority Guarantee Notes due 2021, which were issued as “additional notes” under the indenture governing the 11.25% Priority Guarantee Notes due 2021.
On January 31, 2017, iHeartCommunications repaid $25.0 million of the amount borrowed under its receivables based credit facility, resulting in total outstanding borrowings under this facility of $305.0 million as of March 31, 2017.
Certain Relationships with the Sponsors
Parent is party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the three months ended March 31, 2017 and 2016, we recognized management fees and reimbursable expenses of $3.8 million and $3.8 million, respectively.
CCOH Dividends
In connection with the cash management arrangements for CCOH, iHeartCommunications maintains an intercompany revolving promissory note payable by iHeartCommunications to CCOH (the “Note”), which consists of the net activities resulting from day-to-day cash management services provided by iHeartCommunications to CCOH.  As of March 31, 2017, the balance of the Note was $915.1 million, all of which is payable on demand.  The Note is eliminated in consolidation in our consolidated financial statements.
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
During the fourth quarter of 2016, CCOH sold its outdoor business in Australia for cash proceeds of $195.7 million, net of cash retained by the purchaser and closing costs.  On February 9, 2017, CCOH declared a special dividend of $282.5 million using a portion of the cash proceeds from the sales of certain non-strategic U.S. outdoor markets and of our Australia outdoor business. On February 23, 2017, we received 89.9% of the dividend, or approximately $254.0 million, with the remaining 10.1%, or approximately $28.5 million, paid to public stockholders of CCOH.
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
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. As of March 31, 2017, approximately 32% of our aggregate principal amount of long-term debt bears interest at floating rates. Assuming the current level of borrowings and assuming a 50% change in LIBOR, it is estimated that our interest expense for the three months ended March 31, 2017 would have changed by $6.8 million.
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
Foreign Currency Exchange Rate Risk
We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported a net loss of $25.4 million for three months ended March 31, 2017.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss for the three months ended March 31, 2017 by $2.5 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three months ended March 31, 2017 would have increased our net loss by a corresponding amount.
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

•	our ability to continue as a going concern;

•	risks associated with weak or uncertain global economic conditions and their impact on the capital markets;

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
ITEM 4. CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Stockholder Litigation
On May 9, 2016, a stockholder of Clear Channel Outdoor Holdings, Inc. ("CCOH") filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management Inc. v. iHeartMedia Inc. et al., C.A. No. 12312-VCS. The complaint names as defendants Parent, iHeartCommunications, Inc. ("iHeartCommunications"), an indirect subsidiary of the Company, Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the "Sponsor Defendants"), Parent's private equity sponsors and majority owners, and the members of CCOH's board of directors. CCOH also is named as a nominal defendant. The complaint alleges that CCOH has been harmed by the intercompany agreements with iHeartCommunications, CCOH’s lack of autonomy over its own cash and the actions of the defendants in serving the interests of Parent, iHeartCommunications and the Sponsor Defendants to the detriment of CCOH and its minority stockholders. Specifically, the complaint alleges that the defendants have breached their fiduciary duties by causing CCOH to: (i) continue to loan cash to iHeartCommunications under the intercompany note at below-market rates; (ii) abandon its growth and acquisition strategies in favor of transactions that would provide cash to Parent and iHeartCommunications; (iii) issue new debt in the CCIBV note offering (the "CCIBV Note Offering") to provide cash to Parent and iHeartCommunications through a dividend; and (iv) effect the sales of certain outdoor markets in the U.S. (the "Outdoor Asset Sales") allegedly to provide cash to Parent and iHeartCommunications through a dividend. The complaint also alleges that Parent, iHeartCommunications and the Sponsor Defendants aided and abetted the directors' breaches of their fiduciary duties. The complaint further alleges that Parent, iHeartCommunications and the Sponsor Defendants were unjustly enriched as a result of these transactions and that these transactions constituted a waste of corporate assets for which the defendants are liable to CCOH. The plaintiff is seeking, among other things, a ruling that the defendants breached their fiduciary duties to CCOH and that Parent, iHeartCommunications and the Sponsor Defendants aided and abetted the CCOH board of directors' breaches of fiduciary duty, rescission of payments made by CCOH to iHeartCommunications and its affiliates pursuant to dividends declared in connection with the CCIBV Note Offering and Outdoor Asset Sales, and an order requiring Parent, iHeartCommunications and the Sponsor Defendants to disgorge all profits they have received as a result of the alleged fiduciary misconduct.
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

ITEM 1A.  RISK FACTORS
For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "Annual Report") and our Quarterly Reports on Form 10-Q. There have not been any material changes in the risk factors disclosed in our Annual Report and Quarterly Reports, except that we are updating the risk factor entitled "To service our debt obligations and to fund our operations and our capital expenditures, we require a significant amount of cash to meet our needs, which depends on many factors beyond our control" as set forth below:
To service our debt obligations and to fund our operations and our capital expenditures, we require a significant amount of cash to meet our needs, which depends on many factors beyond our control, and management has determined that there is substantial doubt as to our ability to continue as a going concern for a period within 12 months following May 4, 2017 based on the uncertainty about these factors
Our ability to service our debt obligations and to fund our operations and our capital expenditures requires a significant amount of cash.  Our primary sources of liquidity are cash on hand, cash flow from operations, borrowing capacity under our receivables based credit facility, subject to certain limitations contained in our material financing agreements, and cash from liquidity-generating transactions.  As of March 31, 2017, we had $365.0 million of cash and cash equivalents on our balance sheet, including $200.6 million of cash and cash equivalents held by our subsidiary, CCOH.  As of March 31, 2017, we had a borrowing base of $421.2 million under our receivables based credit facility, had $305.0 million of outstanding borrowings and $38.3 million of outstanding letters of credit, resulting in $77.9 million of excess availability.  However, any incremental borrowings under our receivables based credit facility may be further limited by the terms contained in our material financing agreements.
During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This update provides U.S. GAAP guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures.  We adopted this standard for the year ended December 31, 2016. Under this standard, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern for a period of 12 months following the date our financial statements were issued (May 4, 2017). Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due before May 4, 2018.
Our forecasted future cash flows indicate that, if we are unable to refinance or extend our receivables based credit facility and/or the 10% Senior Notes due January 15, 2018, or otherwise to take steps to create additional liquidity, forecasted cash flows would not be sufficient for us to meet our obligations, including payment of the $305.0 million outstanding under our receivables based credit facility, which has a maturity of December 24, 2017, and $112.1 million principal amount of 10% Senior Notes due January 15, 2018, as they become due in the ordinary course of business for 12 months following May 4, 2017. While management plans to complete the notes exchange offers and the term loan offers and to refinance or extend the maturity of the receivables based credit facility, there is no assurance that the notes exchange offers and the term loan offers will be completed or that the receivables based credit facility will be refinanced or extended. Our ability to meet our obligations as they become due in the ordinary course of business for the next 12 months will depend on our ability to achieve forecasted results, our ability to refinance or extend the maturity of our receivables based credit facility and our ability to successfully complete the notes exchange offers and the term loan offers or other liquidity-generating transactions. Based on the significance of the forecasted future negative cash flows, including the maturities of the $305.0 million under our receivables based credit facility that matures December 24, 2017 and the $112.1 million aggregate principal amount of 10% Senior Notes due January 15, 2018, and the uncertainty around the notes exchange offers and term loan offers and the planned refinancing or extension of the receivables based credit facility, management has determined that there is substantial doubt as to our ability to continue as a going concern for a period of 12 months following May 4, 2017 as a result of uncertainty around our ability to refinance or extend the maturity of the receivables based credit facility, to achieve our forecasted results and to achieve sufficient cash interest savings from pending notes exchange offers and term loan offers.
If we are unable to refinance or extend the maturity of the receivables based credit facility or complete the notes exchange offers and the term loan offers or realize sufficient cash interest savings as a result of those transactions, or if there are material adverse developments in our business results of operations or liquidity, we may be forced to reduce or delay our business activities and capital expenditures, sell material assets, seek additional capital or be required to file for bankruptcy court protection. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Intentionally omitted in accordance with General Instruction H(2)(b) of Form 10-Q.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Intentionally omitted in accordance with General Instruction H(2)(b) of Form 10-Q..
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
Binding Option and Letter of Intent, dated February 9, 2017, between iHeartMedia, Inc. and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Clear Channel Outdoor Holdings, Inc.'s Quarterly Report on Form 10-Q filed May 4, 2017)

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

May 4, 2017
/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary