Form 10-Q
period 2017-06-30
iHeartMedia Capital I, LLC
filed 2017-08-03
CIK 1457737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
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

IHEARTMEDIA CAPITAL I, LLC

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	June 30, 2017	December 31, 2016
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$260,465	$845,030
Accounts receivable, net of allowance of $38,243 in 2017 and $33,882 in 2016	1,423,580	1,364,404
Prepaid expenses	231,691	184,586
Assets held for sale	—	55,602
Other current assets	57,857	55,065
Total Current Assets	1,973,593	2,504,687
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,177,816	1,196,676
Other property, plant and equipment, net	748,843	751,486
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,414,224	2,413,899
Indefinite-lived intangibles - permits	986,273	960,966
Other intangibles, net	648,225	740,508
Goodwill	4,080,926	4,066,575
OTHER ASSETS
Other assets	271,553	227,450
Total Assets	$12,301,453	$12,862,247
CURRENT LIABILITIES
Accounts payable	$115,380	$142,600
Accrued expenses	680,188	724,793
Accrued interest	262,140	264,170
Deferred income	233,206	200,103
Current portion of long-term debt	585,453	342,908
Total Current Liabilities	1,876,367	1,674,574
Long-term debt	19,795,426	20,022,080
Deferred income taxes	1,455,087	1,457,095
Other long-term liabilities	616,786	593,973
Commitments and contingent liabilities (Note 4)
MEMBER’S DEFICIT
Noncontrolling interest	116,063	135,778
Member's interest	2,069,744	2,068,575
Accumulated deficit	(13,296,204)	(12,733,952)
Accumulated other comprehensive loss	(331,816)	(355,876)
Total Member's Deficit	(11,442,213)	(10,885,475)
Total Liabilities and Member's Deficit	$12,301,453	$12,862,247
See Notes to Consolidated Financial Statements

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$1,590,368	$1,614,472	$2,919,690	$2,976,270
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	614,377	613,186	1,185,639	1,179,850
Selling, general and administrative expenses (excludes depreciation and amortization)	447,290	434,581	897,909	860,149
Corporate expenses (excludes depreciation and amortization)	77,158	87,657	155,520	165,516
Depreciation and amortization	147,795	162,144	293,901	317,600
Other operating income (expense), net	6,916	(64,190)	38,000	220,273
Operating income	310,664	252,714	424,721	673,428
Interest expense	463,160	465,991	918,497	929,941
Equity in earnings (loss) of nonconsolidated affiliates	240	(1,610)	(2)	(2,043)
Other income (expense), net	1,647	(34,019)	(13,727)	(39,731)
Loss before income taxes	(150,609)	(248,906)	(507,505)	(298,287)
Income tax expense	(17,408)	(27,137)	(48,092)	(36,630)
Consolidated net loss	(168,017)	(276,043)	(555,597)	(334,917)
Less amount attributable to noncontrolling interest	6,020	2,857	6,655	32,479
Net loss attributable to the Company	$(174,037)	$(278,900)	$(562,252)	$(367,396)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	21,927	8,864	31,655	36,441
Unrealized holding gain (loss) on marketable securities	159	(309)	102	(345)
Reclassification adjustments	—	32,824	(1,644)	32,824
Other adjustments to comprehensive income (loss)	—	(3,745)	—	(3,745)
Other comprehensive income	22,086	37,634	30,113	65,175
Comprehensive loss	(151,951)	(241,266)	(532,139)	(302,221)
Less amount attributable to noncontrolling interest	7,516	249	6,053	5,130
Comprehensive loss attributable to the Company	$(159,467)	$(241,515)	$(538,192)	$(307,351)
See Notes to Consolidated Financial Statements

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Consolidated net loss	$(555,597)	$(334,917)
Reconciling items:
Depreciation and amortization	293,901	317,600
Deferred taxes	3,105	(10,371)
Provision for doubtful accounts	13,662	13,337
Amortization of deferred financing charges and note discounts, net	28,323	34,540
Share-based compensation	5,481	6,866
Gain on disposal of operating and other assets	(41,823)	(223,381)
Equity in loss of nonconsolidated affiliates	2	2,043
Other reconciling items, net	(37,793)	22,902
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(50,132)	15,820
Increase in prepaid expenses and other current assets	(48,525)	(23,656)
Decrease in accrued expenses	(72,402)	(80,772)
Decrease in accounts payable	(30,679)	(27,157)
Increase in accrued interest	16,449	21,049
Increase in deferred income	27,286	63,709
Changes in other operating assets and liabilities	(5,632)	20,738
Net cash used for operating activities	(454,374)	(181,650)
Cash flows from investing activities:
Purchases of other investments	(5,109)	(32,645)
Proceeds from sale of other investments	5,012	—
Purchases of property, plant and equipment	(136,620)	(123,705)
Proceeds from disposal of assets	60,254	595,840
Purchases of other operating assets	(1,961)	(2,611)
Change in other, net	(2,848)	(19)
Net cash provided by (used for) investing activities	(81,272)	436,860
Cash flows from financing activities:
Draws on credit facilities	3,125	—
Payments on credit facilities	(25,761)	(1,157)
Proceeds from long-term debt	—	800
Payments on long-term debt	(3,470)	(2,181)
Dividends and other payments to noncontrolling interests	(28,271)	(72,657)
Change in other, net	(1,202)	(1,118)
Net cash used for financing activities	(55,579)	(76,313)
Effect of exchange rate changes on cash	6,660	278
Net increase (decrease) in cash and cash equivalents	(584,565)	179,175
Cash and cash equivalents at beginning of period	845,030	772,678
Cash and cash equivalents at end of period	$260,465	$951,853
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$876,000	$873,701
Cash paid for taxes	24,732	27,756
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
In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the date the Company’s financial statements were issued (August 3, 2017). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before August 3, 2018.
As of June 30, 2017, the Company had $260.5 million of cash and cash equivalents on its balance sheet, including $163.1 million of cash and cash equivalents held by the Company's subsidiary, Clear Channel Outdoor Holdings, Inc. ("CCOH"). As of June 30, 2017, the Company had $144.1 million of excess availability under its receivables based credit facility, subject to limitations in iHeartCommunications' material financing agreements. A substantial amount of the Company's cash requirements are for debt service obligations. Although the Company has generated operating income in excess of $1.0 billion in each of the years ended December 31, 2016 and 2015, the Company incurred net losses and had negative cash flows from operations for each of these years as a result of significant cash interest payments arising from the Company's substantial debt balance. For each of the years

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ended December 31, 2016 and 2015, the Company had negative cash flows from operating activities as a result of operating income not being sufficient to cover cash interest expense. For the six months ended June 30, 2017, the Company used cash of $454.4 million for operating activities, which included cash paid for interest of $876.0 million. The Company's current forecast indicates it will continue to incur net losses and generate negative cash flows from operating activities as a result of the Company's indebtedness and significant related interest expense. During the six months ended June 30, 2017, the Company spent $905.2 million of cash on payments of principal and interest on its debt and anticipates having approximately $549.9 million and $337.4 million of cash interest payment obligations for each of the quarters ended September 30, 2017 and December 31, 2017, respectively. At June 30, 2017, the Company had debt maturities totaling $317.6 million, $324.0 million (net of $261.5 million due to certain subsidiaries of iHeartCommunications) and $8,368.9 million in 2017, 2018 and 2019, respectively. On July 10, 2017, iHeartCommunications exchanged $15.6 million in aggregate principal amount of 11.25% Priority Guarantee Notes due 2021 that were held by a subsidiary of iHeartCommunications for $15.6 million of aggregate principal amount outstanding of its 10.0% Senior Notes due 2018 that were held by an unaffiliated third-party. On July 31, 2017, iHeartCommunications borrowed an additional $60.0 million under its receivables based credit facility. After the exchange and after the additional borrowings under the receivables based credit facility, the Company's debt maturities in the next 12 months include $365.0 million outstanding under its receivables based credit facility, which matures on December 24, 2017, $96.5 million of 10% Senior Notes due January 15, 2018 and $175.0 million of 6.875% Senior Notes due June 15, 2018. The Company's forecast also includes approximately $1.8 billion in cash interest payments in the next 12 months, of which $549.9 million and $337.4 million is payable in the third and fourth quarters of 2017, respectively. These factors indicate that, if the Company is unable to refinance or extend its receivable based credit facility, the 10% Senior Notes due January 15, 2018, and/or the 6.875% Senior Notes due June 15, 2018 and take other steps to create additional liquidity, forecasted cash flows would not be sufficient for the Company to meet its obligations, including upcoming interest payments and maturities on the Company's outstanding debt, as they become due in the ordinary course of business for a period of 12 months following August 3, 2017. As discussed below, the Company has plans to reduce its principal and interest obligations and to create additional liquidity.
The Company plans to refinance or extend the receivables based credit facility to a date at least 12 months after August 3, 2017 with terms similar to the facility’s current terms. The Company has successfully extended the maturity date of this receivables based credit facility in the past, and the facility has a first-priority lien on the accounts receivable of iHeartCommunications and certain of its subsidiaries. In addition, management is taking actions to create additional liquidity and maximize cash available to meet the Company’s obligations as they become due in the ordinary course of business, including the Company's cash interest payment obligations of $549.9 million and $337.4 million in the third and fourth quarters of 2017, respectively, the payment of the $96.5 million principal amount of 10% Senior Notes due January 15, 2018 at maturity and the payment of the $175.0 million 6.875% Senior Notes due June 15, 2018 at maturity. In addition, as more fully described in Note 3, the Company launched notes exchange offers and term loan offers in March 2017, which notes exchange offers and term loan offers remain open as of August 3, 2017. These actions are intended to mitigate those conditions which raise substantial doubt of the Company’s ability to continue as a going concern for a period within 12 months following August 3, 2017.
While the Company continues to work toward completing the notes exchange offers and the term loan offers, refinancing or extending the maturity of the receivables based credit facility on similar terms, and taking other actions to create additional liquidity, there is no assurance that the notes exchange offers and the term loan offers, which have been revised since launch and are subject to substantial further revision, will be completed or that the receivables based credit facility will be refinanced or extended on similar terms. The Company’s ability to meet its obligations as they become due in the ordinary course of business for the next 12 months will depend on its ability to achieve forecasted results, its ability to conserve cash, its ability to refinance or extend the maturity of its receivables based credit facility on similar terms, and its ability to successfully complete the notes exchange offers and the term loan offers and achieve sufficient cash interest savings therefrom and its ability to complete other liquidity-generating transactions. Based on the uncertainty of achieving these actions and the significance of the forecasted future negative cash flows resulting from the Company's substantial debt balance, including anticipated future cash interest payments (including interest due in the third and fourth quarters of 2017) and the maturities of the $365.0 million in current borrowings under the Company's receivables based credit facility that matures December 24, 2017, the $96.5 million aggregate principal amount of 10% Senior Notes due January 15, 2018 and the $175.0 million aggregate principal amount of 6.875%Senior Notes due June 15, 2018, management has determined that there is substantial doubt as to the Company’s ability to continue as a going concern for a period of 12 months following August 3, 2017.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

New Accounting Pronouncements
During the third quarter of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This update provides a one-year deferral of the effective date for ASU No. 2014-09, Revenue from Contracts with Customers.  ASU No. 2014-09 provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company expects to utilize the full retrospective method. The Company has substantially completed its evaluation of the potential changes from adopting the new standard on its future financial reporting and disclosures, which included reviews of contractual terms for all of the Company’s significant revenue streams and the development of an implementation plan. The Company continues to execute on its implementation plan, including detailed policy drafting and training of segment personnel. Based on its evaluation, the Company does not expect material changes to its 2016 or 2017 consolidated revenues, operating income or balance sheets as a result of the implementation of this standard.
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
During the second quarter of 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718). This update mandates that entities will apply the modification accounting guidance if the value, vesting conditions or classification of a stock-based award changes. Entities will have to make all of the disclosures about modifications that are required today, in addition to disclosing that compensation expense hasn't changed. Additionally, the new guidance also clarifies that a modification to an award could be significant and therefore require disclosure, even if the modification accounting is not required. The guidance will be applied prospectively to awards modified on or after the adoption date and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company is currently evaluating the impact of the provisions of this new standard on its consolidated financial statements.
NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Dispositions
In January 2017, Americas outdoor sold its Indianapolis, Indiana market to Fairway Media Group, LLC in exchange for certain assets in Atlanta, Georgia with a fair value of $39.4 million, plus $43.1 million in cash, net of closing costs. The assets acquired as part of the transaction consisted of $9.9 million in fixed assets and $29.5 million in intangible assets (including $2.3 million in goodwill). The Company recognized a net gain of $28.9 million related to the sale, which is included within Other operating income, net.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of June 30, 2017 and December 31, 2016, respectively:

(In thousands)	June 30, 2017	December 31, 2016
Land, buildings and improvements	$572,691	$570,566
Structures	2,777,063	2,684,673
Towers, transmitters and studio equipment	353,983	350,760
Furniture and other equipment	671,255	622,848
Construction in progress	97,437	91,655
	4,472,429	4,320,502
Less: accumulated depreciation	2,545,770	2,372,340
Property, plant and equipment, net	$1,926,659	$1,948,162
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
The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of June 30, 2017 and December 31, 2016, respectively:

(In thousands)	June 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$583,567	$(456,984)	$563,863	$(426,752)
Customer / advertiser relationships	1,222,971	(1,072,975)	1,222,519	(1,012,380)
Talent contracts	319,384	(289,099)	319,384	(281,060)
Representation contracts	253,234	(233,646)	253,511	(229,413)
Permanent easements	162,937	—	159,782	—
Other	389,814	(230,978)	390,171	(219,117)
Total	$2,931,907	$(2,283,682)	$2,909,230	$(2,168,722)
Total amortization expense related to definite-lived intangible assets for the three months ended June 30, 2017 and 2016 was $49.6 million and $56.8 million, respectively. Total amortization expense related to definite-lived intangible assets for the six months ended June 30, 2017 and 2016 was $98.7 million and $112.1 million, respectively.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2018	$127,984
2019	44,917
2020	38,273
2021	34,703
2022	29,889
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Consolidated
Balance as of December 31, 2015	$3,288,481	$534,683	$223,892	$81,831	$4,128,887
Impairment	—	—	(7,274)	—	(7,274)
Dispositions	—	(6,934)	(30,718)	—	(37,652)
Foreign currency	—	(1,998)	(5,051)	—	(7,049)
Assets held for sale	—	(10,337)	—	—	(10,337)
Balance as of December 31, 2016	$3,288,481	$515,414	$180,849	$81,831	$4,066,575
Acquisitions	—	2,252	—	—	2,252
Dispositions	—	—	(1,817)	—	(1,817)
Foreign currency	—	709	13,118	—	13,827
Assets held for sale	—	89	—	—	89
Balance as of June 30, 2017	$3,288,481	$518,464	$192,150	$81,831	$4,080,926

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – LONG-TERM DEBT
Long-term debt outstanding as of June 30, 2017 and December 31, 2016 consisted of the following:

(In thousands)	June 30, 2017	December 31, 2016
Senior Secured Credit Facilities(1)	$6,300,000	$6,300,000
Receivables Based Credit Facility Due 2017(2)	305,000	330,000
9.0% Priority Guarantee Notes Due 2019	1,999,815	1,999,815
9.0% Priority Guarantee Notes Due 2021	1,750,000	1,750,000
11.25% Priority Guarantee Notes Due 2021	809,946	575,000
9.0% Priority Guarantee Notes Due 2022	1,000,000	1,000,000
10.625% Priority Guarantee Notes Due 2023	950,000	950,000
Subsidiary Revolving Credit Facility Due 2018(3)	—	—
Other secured subsidiary debt(4)	14,609	20,987
Total consolidated secured debt	13,129,370	12,925,802

14.0% Senior Notes Due 2021(5)	1,746,460	1,729,168
Legacy Notes(6)	475,000	475,000
10.0% Senior Notes Due 2018	112,082	347,028
Subsidiary Senior Notes due 2022	2,725,000	2,725,000
Subsidiary Senior Subordinated Notes due 2020	2,200,000	2,200,000
Clear Channel International B.V. Senior Notes due 2020	225,000	225,000
Other subsidiary debt	29,608	27,954
Purchase accounting adjustments and original issue discount	(154,916)	(166,961)
Long-term debt fees	(106,725)	(123,003)
Total debt	20,380,879	20,364,988
Less: current portion	585,453	342,908
Total long-term debt	$19,795,426	$20,022,080

(1)	Term Loan D and Term Loan E mature in 2019.

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

The Company’s weighted average interest rate was 8.7% and 8.5% as of June 30, 2017 and December 31, 2016, respectively. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $16.2 billion and $16.7 billion as of June 30, 2017 and December 31, 2016, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2.
On January 31, 2017, iHeartCommunications repaid $25.0 million of the amount borrowed under its receivables based credit facility. As of June 30, 2017, iHeartCommunications had outstanding borrowings under this facility of $305.0 million. On July

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

31, 2017, iHeartCommunications borrowed an additional $60.0 million on its receivables based credit facility, bringing the total amount outstanding under this facility as of August 3, 2017 to $365.0 million
On February 7, 2017, iHeartCommunications completed an exchange offer by issuing $234.9 million in aggregate principal amount of 11.25% Priority Guarantee Notes due 2021 in exchange for $234.9 million of aggregate principal amount outstanding of its 10.0% Senior Notes due 2018.
On March 15, 2017, iHeartCommunications commenced exchange offers (the “notes exchange offers”) to exchange certain series of its outstanding debt securities (the “Existing Notes”) for new securities of Parent, iHeartCommunications and CC Outdoor Holdings, Inc., a wholly-owned subsidiary of Parent, and concurrent consent solicitations with respect to the terms of the Existing Notes. On March 15, 2017, the Company also commenced offers (the “term loan offers”) to amend its outstanding Term Loan D and Term Loan E under its senior secured credit facilities and/or to issue new securities of Parent, CC Outdoor Holdings, Inc., Broader Media, LLC and/or iHeartCommunications to the lenders depending on the scenario in which the notes exchange offers and the term loan offers close. The terms of the notes exchange offers and the term loan offers have been revised and are subject to substantial further revision, and the offers may never be consummated, on the terms currently proposed or otherwise. Both the notes exchange offers and the term loan offers were open as of August 3, 2017.
On July 10, 2017, iHeartCommunications exchanged $15.6 million in aggregate principal amount of 11.25% Priority Guarantee Notes due 2021 that were held by a subsidiary of iHeartCommunications for $15.6 million of aggregate principal amount outstanding of its 10.0% Senior Notes due 2018 that were held by an unaffiliated third party.
Surety Bonds, Letters of Credit and Guarantees
As of June 30, 2017, the Company and its subsidiaries had outstanding surety bonds, commercial standby letters of credit and bank guarantees of $60.7 million, $113.6 million and $33.1 million, respectively. Bank guarantees and letters of credit of $15.9 million and $5.0 million, respectively, were backed by cash collateral. These surety bonds, letters of credit and bank guarantees relate to various operational matters including insurance, bid, concession and performance bonds as well as other items.
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
On July 20, 2016, the defendants filed a motion to dismiss plaintiff's verified stockholder derivative complaint for failure to state a claim upon which relief can be granted. On November 23, 2016, the Court granted defendants' motion to dismiss all claims brought by the plaintiff. On December 19, 2016, the plaintiff filed a notice of appeal of the ruling. This appeal is pending before the Court.
NOTE 5 – INCOME TAXES
Income Tax Expense
The Company’s income tax expense for the three and six months ended June 30, 2017 and 2016, respectively, consisted of the following components:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Current tax expense	$(18,875)	$(36,252)	$(44,987)	$(47,001)
Deferred tax benefit (expense)	1,467	9,115	(3,105)	10,371
Income tax expense	$(17,408)	$(27,137)	$(48,092)	$(36,630)
The effective tax rates for the three months ended June 30, 2017 and 2016 were (11.6)% and (10.9)%, respectively. The effective tax rates for the six months ended June 30, 2017 and 2016 were (9.5)% and (12.3)%, respectively. The 2017 and 2016 effective tax rates were primarily impacted by the valuation allowance recorded against deferred tax assets resulting from current period net operating losses in U.S. federal, state and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – MEMBER’S DEFICIT
The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in member's deficit attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balance as of January 1, 2017	$(11,021,253)	$135,778	$(10,885,475)
Net income (loss)	(562,252)	6,655	(555,597)
Distributions and other payments to noncontrolling interests	—	(34,552)	(34,552)
Share-based compensation	1,222	4,259	5,481
Purchases of additional noncontrolling interest	137	(137)	—
Disposal of noncontrolling interest	—	(1,046)	(1,046)
Foreign currency translation adjustments	25,446	6,209	31,655
Unrealized holding gain on marketable securities	92	10	102
Reclassification adjustments	(1,478)	(166)	(1,644)
Other, net	(190)	(947)	(1,137)
Balances as of June 30, 2017	$(11,558,276)	$116,063	$(11,442,213)

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balance as of January 1, 2016	$(10,784,841)	$178,160	$(10,606,681)
Net income (loss)	(367,396)	32,479	(334,917)
Distributions and other payments to noncontrolling interests	—	(60,208)	(60,208)
Share-based compensation	1,417	5,449	6,866
Foreign currency translation adjustments	34,803	1,638	36,441
Unrealized holding loss on marketable securities	(310)	(35)	(345)
Reclassification adjustments	28,919	3,905	32,824
Other adjustments to comprehensive loss	(3,367)	(378)	(3,745)
Other, net	(1,256)	814	(442)
Balances as of June 30, 2016	$(11,092,031)	$161,824	$(10,930,207)
The Company does not have any compensation plans under which it grants awards to employees. Parent has granted restricted stock and CCOH has granted restricted stock, restricted stock units and options to purchase shares of CCOH's Class A common stock to certain key individuals.
NOTE 7 — OTHER INFORMATION
Other Comprehensive Income (Loss)
There was no change in deferred income tax liabilities resulting from adjustments to comprehensive loss for the three and six months ended June 30, 2017. The total increase in deferred income tax liabilities of other adjustments to comprehensive loss for the three and six months ended June 30, 2016 was $0.8 million.
Trade and Barter
Trade and barter transactions represent the exchange of advertising spots or display space for merchandise, services or other assets in the ordinary course of business.  These transactions are recorded at the estimated fair market value of the advertising spots or display space or the fair value of the merchandise or services or other assets received, whichever is most readily determinable.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Trade and barter revenues and expenses from continuing operations are included in consolidated revenue and selling, general and administrative expenses, respectively.
Trade and barter revenues for the Company were $47.4 million and $28.8 million for the three months ended June 30, 2017 and 2016, respectively, and $112.5 million and $75.4 million for the six months ended June 30, 2017 and 2016, respectively. Trade and barter expenses for the Company were $36.5 million and $23.6 million for the three months ended June 30, 2017 and 2016, respectively, and $92.6 million and $58.6 million for the six months ended June 30, 2017 and 2016, respectively.
Trade and barter revenues for our iHeartMedia segment were $42.2 million and $27.1 million for the three months ended June 30, 2017 and 2016, respectively, and $103.3 million and $72.0 million for the six months ended June 30, 2017 and 2016, respectively. Trade and barter expenses for our iHeartMedia segment were $34.2 million and $21.5 million for the three months ended June 30, 2017 and 2016, respectively, and $86.5 million and $54.4 million for the six months ended June 30, 2017 and 2016, respectively.
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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the Company's reportable segment results for the three and six months ended June 30, 2017 and 2016:

(In thousands)	iHM	Americas Outdoor	International Outdoor	Other	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended June 30, 2017
Revenue	$884,380	$323,960	$348,359	$35,609	$—	$(1,940)	$1,590,368
Direct operating expenses	264,201	145,099	205,074	3	—	—	614,377
Selling, general and administrative expenses	298,842	54,763	71,135	23,580	—	(1,030)	447,290
Corporate expenses	—	—	—	—	78,068	(910)	77,158
Depreciation and amortization	58,820	45,359	31,590	3,835	8,191	—	147,795
Other operating income, net	—	—	—	—	6,916	—	6,916
Operating income (loss)	$262,517	$78,739	$40,560	$8,191	$(79,343)	$—	$310,664
Intersegment revenues	$—	$1,940	$—	$—	$—	$—	$1,940
Capital expenditures	$17,107	$26,935	$35,816	$304	$5,431	$—	$85,593
Share-based compensation expense	$—	$—	$—	$—	$2,422	$—	$2,422

Three Months Ended June 30, 2016
Revenue	$867,914	$325,533	$382,553	$39,066	$—	$(594)	$1,614,472
Direct operating expenses	250,367	140,038	221,963	818	—	—	613,186
Selling, general and administrative expenses	271,719	57,831	77,736	27,889	—	(594)	434,581
Corporate expenses	—	—	—	—	87,657	—	87,657
Depreciation and amortization	62,998	47,525	38,177	4,710	8,734	—	162,144
Other operating expense, net	—	—	—	—	(64,190)	—	(64,190)
Operating income (loss)	$282,830	$80,139	$44,677	$5,649	$(160,581)	$—	$252,714
Intersegment revenues	$—	$594	$—	$—	$—	$—	$594
Capital expenditures	$14,275	$17,402	$31,771	$1,111	$2,367	$—	$66,926
Share-based compensation expense	$—	$—	$—	$—	$3,792	$—	$3,792

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	iHM	Americas Outdoor	International Outdoor	Other	Corporate and other reconciling items	Eliminations	Consolidated
Six Months Ended June 30, 2017
Revenue	$1,641,553	$603,380	$613,665	$64,880	$—	$(3,788)	$2,919,690
Direct operating expenses	507,532	285,572	392,532	3	—	—	1,185,639
Selling, general and administrative expenses	606,993	110,849	130,823	51,221	—	(1,977)	897,909
Corporate expenses	—	—	—	—	157,331	(1,811)	155,520
Depreciation and amortization	116,857	90,654	62,263	7,204	16,923	—	293,901
Other operating income, net	—	—	—	—	38,000	—	38,000
Operating income (loss)	$410,171	$116,305	$28,047	$6,452	$(136,254)	$—	$424,721
Intersegment revenues	$—	$3,788	$—	$—	$—	$—	$3,788
Capital expenditures	$30,344	$41,039	$57,640	$367	$7,230	$—	$136,620
Share-based compensation expense	$—	$—	$—	$—	$5,481	$—	$5,481

Six Months Ended June 30, 2016
Revenue	$1,606,800	$608,061	$689,039	$73,249	$—	$(879)	$2,976,270
Direct operating expenses	474,429	278,050	425,938	1,433	—	—	1,179,850
Selling, general and administrative expenses	543,732	113,160	149,208	54,928	—	(879)	860,149
Corporate expenses	—	—	—	—	165,516	—	165,516
Depreciation and amortization	121,815	93,641	76,057	8,326	17,761	—	317,600
Other operating income, net	—	—	—	—	220,273	—	220,273
Operating income (loss)	$466,824	$123,210	$37,836	$8,562	$36,996	$—	$673,428
Intersegment revenues	$—	$879	$—	$—	$—	$—	$879
Capital expenditures	$23,065	$28,694	$66,684	$1,176	$4,086	$—	$123,705
Share-based compensation expense	$—	$—	$—	$—	$6,866	$—	$6,866

NOTE 9 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
Parent is a party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the "Sponsors") and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses. For the three and six months ended June 30, 2017, the Company recognized management fees and reimbursable expenses of $3.8 million and $7.6 million, and $3.8 million and $7.6 million for the three and six months ended June 30, 2016, respectively.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – GUARANTOR SUBSIDIARIES
The Company and the Guarantor Subsidiaries fully and unconditionally guaranteed on a joint and several basis certain of iHeartCommunications’ outstanding indebtedness. The following consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

(In thousands)			June 30, 2017
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$1	$29,711	$230,753	$—	$260,465
Accounts receivable, net of allowance	—	—	788,012	635,568	—	1,423,580
Intercompany receivables (1)	—	—	654,183	—	(654,183)	—
Prepaid expenses	—	1,648	101,274	128,769	—	231,691
Other current assets	—	250	43,524	57,622	(43,539)	57,857
Total Current Assets	—	1,899	1,616,704	1,052,712	(697,722)	1,973,593
Structures, net	—	—	—	1,177,816	—	1,177,816
Other property, plant and equipment, net	—	—	515,761	233,082	—	748,843
Indefinite-lived intangibles - licenses	—	—	2,405,720	8,504	—	2,414,224
Indefinite-lived intangibles - permits	—	—	—	986,273	—	986,273
Other intangibles, net	—	—	351,278	296,947	—	648,225
Goodwill	—	—	3,366,558	714,368	—	4,080,926
Intercompany notes receivable	—	962,000	—	—	(962,000)	—
Due from iHeartCommunications	—	—	—	928,809	(928,809)	—
Investment in subsidiaries	(11,367,162)	5,771,182	(1,156,520)	—	6,752,500	—
Other assets	—	11,403	341,589	590,602	(672,041)	271,553
Total Assets	$(11,367,162)	$6,746,484	$7,441,090	$5,989,113	$3,491,928	$12,301,453

Accounts payable	—	—	40,946	74,434	—	115,380
Accrued expenses	—	(86,249)	309,599	456,838	—	680,188
Intercompany payable (1)	—	500,065	—	154,118	(654,183)	—
Accrued interest	—	308,492	—	857	(47,209)	262,140
Deferred income	—	—	128,672	104,534	—	233,206
Current portion of long-term debt	—	562,936	13,049	9,468	—	585,453
Total Current Liabilities	—	1,285,244	492,266	800,249	(701,392)	1,876,367
Long-term debt	—	15,683,585	19,609	5,109,653	(1,017,421)	19,795,426
Due to Clear Channel Outdoor	—	928,809	—	—	(928,809)	—
Intercompany long-term debt	—	—	962,000	—	(962,000)	—
Deferred income taxes	—	195,715	623,187	615,301	20,884	1,455,087
Other long-term liabilities	—	20,320	319,498	276,968	—	616,786
Total member's equity (deficit)	(11,367,162)	(11,367,189)	5,024,530	(813,058)	7,080,666	(11,442,213)
Total Liabilities and Member's Equity	(11,367,162)	6,746,484	7,441,090	5,989,113	3,491,928	12,301,453

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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)		Three Months Ended June 30, 2017
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	—	—	908,717	687,243	(5,592)	1,590,368
Operating expenses:
Direct operating expenses	—	—	262,778	353,073	(1,474)	614,377
Selling, general and administrative expenses	—	—	315,159	135,339	(3,208)	447,290
Corporate expenses	—	2,651	40,077	35,340	(910)	77,158
Depreciation and amortization	—	—	69,242	78,553	—	147,795
Other operating income (expense), net	—	—	(911)	7,827	—	6,916
Operating income (loss)	—	(2,651)	220,550	92,765	—	310,664
Interest (income) expense, net	—	391,907	(9,915)	53,160	28,008	463,160
Equity in earnings (loss) of nonconsolidated affiliates	(146,029)	178,062	13,111	271	(45,175)	240
Other income (expense), net	—	(7,086)	(26)	8,759	—	1,647
Income (loss) before income taxes	(146,029)	(223,582)	243,550	48,635	(73,183)	(150,609)
Income tax benefit (expense)	—	77,553	(66,099)	(28,862)	—	(17,408)
Consolidated net income (loss)	(146,029)	(146,029)	177,451	19,773	(73,183)	(168,017)
Less amount attributable to noncontrolling interest	—	—	(611)	6,631	—	6,020
Net income (loss) attributable to the Company	(146,029)	(146,029)	178,062	13,142	(73,183)	(174,037)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	7	21,920	—	21,927
Unrealized holding gain (loss) on marketable securities	—	—	—	(8,067)	8,226	159
Equity in subsidiary comprehensive loss	6,344	6,344	8,002	—	(20,690)	—
Comprehensive income (loss)	(139,685)	(139,685)	186,071	26,995	(85,647)	(151,951)
Less amount attributable to noncontrolling interest	—	—	1,665	5,851	—	7,516
Comprehensive income (loss) attributable to the Company	(139,685)	(139,685)	184,406	21,144	(85,647)	(159,467)

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)		Three Months Ended June 30, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	—	—	903,818	714,640	(3,986)	1,614,472
Operating expenses:
Direct operating expenses	—	—	250,024	364,602	(1,440)	613,186
Selling, general and administrative expenses	—	—	298,301	138,826	(2,546)	434,581
Corporate expenses	—	2,787	55,197	29,673	—	87,657
Depreciation and amortization	—	—	74,890	87,254	—	162,144
Other operating expense, net	—	—	(4,756)	(59,434)	—	(64,190)
Operating income (loss)	—	(2,787)	220,650	34,851	—	252,714
Interest expense, net	—	383,152	(9,944)	83,254	9,529	465,991
Equity in earnings (loss) of nonconsolidated affiliates	(269,372)	79,103	(70,446)	(232)	259,337	(1,610)
Other income (expense), net	—	10	74	(34,104)	1	(34,019)
Income (loss) before income taxes	(269,372)	(306,826)	160,222	(82,739)	249,809	(248,906)
Income tax benefit (expense)	—	37,454	(86,098)	21,507	—	(27,137)
Consolidated net income (loss)	(269,372)	(269,372)	74,124	(61,232)	249,809	(276,043)
Less amount attributable to noncontrolling interest	—	—	(5,000)	7,857	—	2,857
Net income (loss) attributable to the Company	(269,372)	(269,372)	79,124	(69,089)	249,809	(278,900)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	1	8,863	—	8,864
Unrealized holding gain (loss) on marketable securities	—	—	—	9,933	(10,242)	(309)
Reclassification adjustments	—	—	—	32,824	—	32,824
Equity in subsidiary comprehensive income	47,627	47,627	51,853	—	(147,107)	—
Other adjustments to comprehensive income (loss)	—	—	—	(3,745)	—	(3,745)
Comprehensive income (loss)	(221,745)	(221,745)	130,978	(21,214)	92,460	(241,266)
Less amount attributable to noncontrolling interest	—	—	4,227	(3,978)	—	249
Comprehensive income (loss) attributable to the Company	(221,745)	(221,745)	126,751	(17,236)	92,460	(241,515)

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)		Six Months Ended June 30, 2017
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	—	—	1,687,152	1,243,648	(11,110)	2,919,690
Operating expenses:
Direct operating expenses	—	—	505,155	683,461	(2,977)	1,185,639
Selling, general and administrative expenses	—	—	648,120	256,111	(6,322)	897,909
Corporate expenses	—	5,430	82,021	69,880	(1,811)	155,520
Depreciation and amortization	—	—	137,597	156,304	—	293,901
Other operating income (expense), net	—	—	(2,438)	40,438	—	38,000
Operating income (loss)	—	(5,430)	311,821	118,330	—	424,721
Interest expense, net	—	777,616	(19,730)	104,009	56,602	918,497
Equity in earnings (loss) of nonconsolidated affiliates	(297,607)	435,966	(13,749)	77	(124,689)	(2)
Other income (expense), net	—	(25,995)	184,812	35,499	(208,043)	(13,727)
Income (loss) before income taxes	(297,607)	(373,075)	502,614	49,897	(389,334)	(507,505)
Income tax benefit (expense)	—	75,468	(64,629)	(58,931)	—	(48,092)
Consolidated net income (loss)	(297,607)	(297,607)	437,985	(9,034)	(389,334)	(555,597)
Less amount attributable to noncontrolling interest	—	—	2,019	4,636	—	6,655
Net income (loss) attributable to the Company	(297,607)	(297,607)	435,966	(13,670)	(389,334)	(562,252)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	7	31,648	—	31,655
Unrealized holding gain (loss) on marketable securities	—	—	—	(1,254)	1,356	102
Reclassification adjustments	—	—	—	(1,644)	—	(1,644)
Equity in subsidiary comprehensive income (loss)	22,704	22,704	25,421	—	(70,829)	—
Comprehensive income (loss)	(274,903)	(274,903)	461,394	15,080	(458,807)	(532,139)
Less amount attributable to noncontrolling interest	—	—	2,724	3,329	—	6,053
Comprehensive income (loss) attributable to the Company	(274,903)	(274,903)	458,670	11,751	(458,807)	(538,192)

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)		Six Months Ended June 30, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	—	—	1,673,618	1,310,268	(7,616)	2,976,270
Operating expenses:
Direct operating expenses	—	—	473,480	709,207	(2,837)	1,179,850
Selling, general and administrative expenses	—	—	596,058	268,870	(4,779)	860,149
Corporate expenses	—	5,423	102,196	57,897	—	165,516
Depreciation and amortization	—	—	144,672	172,928	—	317,600
Other operating income (expense), net	—	—	(4,804)	225,077	—	220,273
Operating income (loss)	—	(5,423)	352,408	326,443	—	673,428
Interest expense, net	—	766,839	(17,131)	163,220	17,013	929,941
Loss on investments, net	—	—	—	(333,405)	333,405	—
Equity in earnings (loss) of nonconsolidated affiliates	(362,643)	261,856	(197,278)	(647)	296,669	(2,043)
Other income (expense), net	—	10	321,271	(39,867)	(321,145)	(39,731)
Income (loss) before income taxes	(362,643)	(510,396)	493,532	(210,696)	291,916	(298,287)
Income tax benefit (expense)	—	147,753	(208,009)	23,626	—	(36,630)
Consolidated net income (loss)	(362,643)	(362,643)	285,523	(187,070)	291,916	(334,917)
Less amount attributable to noncontrolling interest	—	—	23,646	8,833	—	32,479
Net income (loss) attributable to the Company	(362,643)	(362,643)	261,877	(195,903)	291,916	(367,396)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	7	36,434	—	36,441
Unrealized holding gain (loss) on marketable securities	—	—	—	3,855	(4,200)	(345)
Other adjustments to comprehensive income (loss)	—	—	—	(3,745)	—	(3,745)
Reclassification adjustments	—	—	—	32,824	—	32,824
Equity in subsidiary comprehensive income	64,245	64,245	70,927	—	(199,417)	—
Comprehensive income (loss)	(298,398)	(298,398)	332,811	(126,535)	88,299	(302,221)
Less amount attributable to noncontrolling interest	—	—	6,689	(1,559)	—	5,130
Comprehensive income (loss) attributable to the Company	(298,398)	(298,398)	326,122	(124,976)	88,299	(307,351)

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)		Six Months Ended June 30, 2017
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(297,607)	$(297,607)	$437,985	$(9,034)	$(389,334)	$(555,597)
Reconciling items:
Depreciation and amortization	—	—	137,597	156,304	—	293,901
Deferred taxes	—	80,790	(61,795)	(15,890)	—	3,105
Provision for doubtful accounts	—	—	9,560	4,102	—	13,662
Amortization of deferred financing charges and note discounts, net	—	21,751	(22,817)	(27,213)	56,602	28,323
Share-based compensation	—	—	1,222	4,259	—	5,481
Gain on disposal of operating assets	—	—	(227)	(41,596)	—	(41,823)
Equity in (earnings) loss of nonconsolidated affiliates	297,607	(435,966)	13,749	(77)	124,689	2
Other reconciling items, net	—	—	(34,680)	(39,056)	35,943	(37,793)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	—	—	(28,831)	(21,301)	—	(50,132)
(Increase) decrease in prepaids and other current assets	—	1,580	(38,832)	(13,857)	2,584	(48,525)
Increase (decrease) in accrued expenses	—	50,835	(57,443)	(65,794)	—	(72,402)
Decrease in accounts payable	—	—	(14,483)	(16,196)	—	(30,679)
Increase (decrease) in accrued interest	—	17,529	1,565	(61)	(2,584)	16,449
Increase (decrease) in deferred income	—	—	(2,804)	30,090	—	27,286
Changes in other operating assets and liabilities	—	—	(7,212)	1,580	—	(5,632)
Net cash provided by (used for) operating activities	—	(561,088)	332,554	(53,740)	(172,100)	(454,374)
Cash flows from investing activities:
Proceeds from sale of other investments	—	—	—	5,012	—	5,012
Purchases of other investments	—	—	(5,035)	(74)	—	(5,109)
Purchases of property, plant and equipment	—	—	(33,326)	(103,294)	—	(136,620)
Proceeds from disposal of assets	—	—	519	59,735	—	60,254
Purchases of other operating assets	—	—	(250)	(1,711)	—	(1,961)
Dividends from subsidiaries	190	—	—	—	(190)	—
Change in other, net	—	—	(56)	(2,792)	—	(2,848)
Net cash provided by (used for) investing activities	190	—	(38,148)	(43,124)	(190)	(81,272)
Cash flows from financing activities:
Draws on credit facilities	—	—	—	3,125	—	3,125
Payments on credit facilities	—	(25,000)	—	(761)	—	(25,761)
Intercompany funding	—	586,276	(538,783)	(47,493)	—	—
Payments on long-term debt	—	—	(3,122)	(348)	—	(3,470)
Dividends and other payments to noncontrolling interests	—	(190)	—	(200,371)	172,290	(28,271)
Change in other, net	(190)	—	—	(1,012)	—	(1,202)
Net cash provided by (used for) financing activities	(190)	561,086	(541,905)	(246,860)	172,290	(55,579)
Effect of exchange rate changes on cash	—	—	—	6,660	—	6,660
Net decrease in cash and cash equivalents	—	(2)	(247,499)	(337,064)	—	(584,565)
Cash and cash equivalents at beginning of period	—	3	277,210	567,817	—	845,030
Cash and cash equivalents at end of period	$—	$1	$29,711	$230,753	$—	$260,465

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)		Six Months Ended June 30, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(362,643)	$(362,643)	$285,523	$(187,070)	$291,916	$(334,917)
Reconciling items:
Depreciation and amortization	—	—	144,672	172,928	—	317,600
Deferred taxes	—	70,701	(124,683)	43,611	—	(10,371)
Provision for doubtful accounts	—	—	6,599	6,738	—	13,337
Amortization of deferred financing charges and note discounts, net	—	30,534	(18,176)	5,170	17,012	34,540
Share-based compensation	—	—	1,423	5,443	—	6,866
(Gain) loss on sale of operating and fixed assets	—	—	3,202	(226,583)	—	(223,381)
Loss on investments, net	—	—	—	333,405	(333,405)	—
Equity in (earnings) loss of nonconsolidated affiliates	362,643	(261,856)	197,278	647	(296,669)	2,043
Other reconciling items, net	—	—	(16,109)	39,011	—	22,902
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable			(15,385)	31,205	—	15,820
(Increase) decrease in prepaids and other current assets	—	76	125,552	(24,296)	(124,988)	(23,656)
Increase (decrease) in accrued expenses	—	21,065	2,286	(104,123)	—	(80,772)
Decrease in accounts payable	—	—	(13,187)	(13,970)	—	(27,157)
Increase in accrued interest	—	22,497	215	2,908	(4,571)	21,049
Increase in deferred income	—	—	27,705	36,004	—	63,709
Changes in other operating assets and liabilities	—	—	13,393	7,345	—	20,738
Net cash provided by (used for) operating activities	—	(479,626)	620,308	128,373	(450,705)	(181,650)
Cash flows from investing activities:
Purchases of other investments	—	—	(3,750)	(28,895)	—	(32,645)
Purchases of property, plant and equipment	—	—	(26,597)	(97,108)	—	(123,705)
Proceeds from disposal of assets	—	—	12,217	583,623	—	595,840
Purchases of other operating assets	—	—	(941)	(1,670)	—	(2,611)
Dividends from subsidiaries	31	—	96	—	(127)	—
Change in other, net	—	—	1,332	(1,351)	—	(19)
Net cash provided by (used for) investing activities	31	—	(17,643)	454,599	(127)	436,860
Cash flows from financing activities:
Payments on credit facilities	—	—	—	(1,157)	—	(1,157)
Proceeds from long-term debt	—	—	—	800	—	800
Payments on long-term debt	—	—	(1,065)	(1,116)	—	(2,181)
Dividends and other payments from (to) noncontrolling interests	—	(31)	3	(523,461)	450,832	(72,657)
Change in other, net	(31)	—	—	(1,087)	—	(1,118)
Net cash provided by (used for) financing activities	(31)	479,624	(688,125)	(318,613)	450,832	(76,313)
Effect of exchange rate changes on cash	—	—	—	278	—	278
Net increase (decrease) in cash and cash equivalents	—	(2)	(85,460)	264,637	—	179,175
Cash and cash equivalents at beginning of period	—	6	347,863	424,809	—	772,678
Cash and cash equivalents at end of period	$—	$4	$262,403	$689,446	$—	$951,853

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
Executive Summary
The key developments that impacted our business are summarized below:

•
Consolidated revenue decreased $24.1 million during the three months ended June 30, 2017 compared to the same period of 2016. Excluding the $15.5 million impact from movements in foreign exchange rates, consolidated revenue decreased $8.6 million during the three months ended June 30, 2017 compared to the same period of 2016, primarily due to the sales of certain outdoor businesses, which generated $36.1 million in revenue in three months ended June 30, 2016.

•	On July, 31, 2017, the Company borrowed an additional $60.0 million on its receivables based credit facility that matures December 24, 2017.

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

Consolidated Results of Operations
The comparison of our historical results of operations for the three and six months ended June 30, 2017 to the three and six months ended June 30, 2016 is as follows:

(In thousands)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016
Revenue	$1,590,368	$1,614,472	(1.5)%	$2,919,690	$2,976,270	(1.9)%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	614,377	613,186	0.2%	1,185,639	1,179,850	0.5%
Selling, general and administrative expenses (excludes depreciation and amortization)	447,290	434,581	2.9%	897,909	860,149	4.4%
Corporate expenses (excludes depreciation and amortization)	77,158	87,657	(12.0)%	155,520	165,516	(6.0)%
Depreciation and amortization	147,795	162,144	(8.8)%	293,901	317,600	(7.5)%
Other operating income (expense), net	6,916	(64,190)		38,000	220,273
Operating income	310,664	252,714	22.9%	424,721	673,428	(36.9)%
Interest expense	463,160	465,991		918,497	929,941
Equity in earnings (loss) of nonconsolidated affiliates	240	(1,610)		(2)	(2,043)
Other income (expense), net	1,647	(34,019)		(13,727)	(39,731)
Loss before income taxes	(150,609)	(248,906)		(507,505)	(298,287)
Income tax expense	(17,408)	(27,137)		(48,092)	(36,630)
Consolidated net loss	(168,017)	(276,043)		(555,597)	(334,917)
Less amount attributable to noncontrolling interest	6,020	2,857		6,655	32,479
Net loss attributable to the Company	$(174,037)	$(278,900)		$(562,252)	$(367,396)
Consolidated Revenue
Consolidated revenue decreased $24.1 million during the three months ended June 30, 2017 compared to the same period of 2016. Excluding the $15.5 million impact from movements in foreign exchange rates, consolidated revenue decreased $8.6 million during the three months ended June 30, 2017 compared to the same period of 2016. Revenue growth from our iHM business was offset by lower revenue generated by our International outdoor businesses as a result of the sales of certain outdoor businesses, which generated $36.1 million in revenue in the three months ended June 30, 2016.
Consolidated revenue decreased $56.6 million during the six months ended June 30, 2017 compared to the same period of 2016. Excluding the $28.3 million impact from movements in foreign exchange rates, consolidated revenue decreased $28.3 million during the six months ended June 30, 2017 compared to the same period of 2016. Revenue growth from our iHM business was offset by lower revenue generated by our Americas and International outdoor businesses as a result of the sales of certain outdoor markets and businesses, which generated $73.9 million in revenue in the six months ended June 30, 2016.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased $1.2 million during the three months ended June 30, 2017 compared to the same period of 2016. Excluding the $9.3 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $10.5 million during the three months ended June 30, 2017 compared to the same period of 2016. Higher direct operating expenses in our iHM business and International outdoor business were partially offset by the impact of the sale of our businesses in Australia and Turkey in 2016.
Consolidated direct operating expenses increased $5.8 million during the six months ended June 30, 2017 compared to the same period of 2016. Excluding the $18.5 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $24.3 million during the six months ended June 30, 2017 compared to the same period of 2016.

Higher direct operating expenses in our iHM business and International outdoor business were partially offset by the impact of the sale of our businesses in Australia and Turkey in 2016.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $12.7 million during the three months ended June 30, 2017 compared to the same period of 2016. Excluding the $3.0 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $15.7 million during the three months ended June 30, 2017 compared to the same period of 2016. Higher SG&A expenses primarily driven by trade and barter expenses in our iHM business were partially offset by decreases in SG&A expenses in our Americas outdoor business, as well as in our International outdoor business resulting from the sale of our businesses in Australia and Turkey in 2016.
Consolidated SG&A expenses increased $37.8 million during the six months ended June 30, 2017 compared to the same period of 2016. Excluding the $5.6 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $43.4 million during the six months ended June 30, 2017 compared to the same period of 2016. Higher SG&A expenses were primarily driven by trade and barter expenses in our iHM business and were partially offset by a decrease in SG&A expenses resulting primarily from the sale of our businesses in Australia and Turkey in 2016.
Corporate Expenses
Corporate expenses decreased $10.5 million during the three months ended June 30, 2017 compared to the same period of 2016. Excluding the $0.8 million impact from movements in foreign exchange rates, corporate expenses decreased $9.7 million during the three months ended June 30, 2017 compared to the same period of 2016 primarily resulting from lower spending on professional fees, partially offset by higher spending on our strategic revenue and efficiency initiatives.
Corporate expenses decreased $10.0 million during the six months ended June 30, 2017 compared to the same period of 2016. Excluding the $1.9 million impact from movements in foreign exchange rates, corporate expenses decreased $8.1 million during the six months ended June 30, 2017 compared to the same period of 2016. For the six month period ended June 30, 2016, professional fees incurred in connection with our capital structure were reflected as part of Corporate expenses. For the six month period ended June 30, 2017, we incurred professional fees directly related to the notes exchange offers and term loan offers and, accordingly, such fees are reflected in Other Income (Expense), net as further discussed below. The reduction in Corporate expenses is partially offset by higher spending on strategic revenue and efficiency initiatives.
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
Strategic revenue and efficiency costs were $13.1 million during the three months ended June 30, 2017. Of these expenses, $8.9 million was incurred by our iHM segment, $0.3 million was incurred by our Americas outdoor segment, $1.1 million was incurred by our International outdoor segment, $0.5 million was incurred by our Other category and $2.3 million was incurred by Corporate. Additionally, $5.6 million of these costs are reported within direct operating expenses, $5.2 million are reported within SG&A and $2.3 million are reported within corporate expenses.
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
Strategic revenue and efficiency costs were $25.0 million during the six months ended June 30, 2017. Of these expenses, $12.0 million was incurred by our iHM segment, $1.0 million was incurred by our Americas outdoor segment, $4.0 million was incurred by our International outdoor segment, $4.1 million was incurred by our Other category and $3.9 million was incurred by Corporate. Additionally, $8.8 million of these costs are reported within direct operating expenses, $12.3 million are reported within SG&A and $3.9 million are reported within corporate expenses.
Strategic revenue and efficiency costs were $13.5 million during the six months ended June 30, 2016. Of these expenses, $9.2 million was incurred by our iHM segment, $1.7 million was incurred by our Americas outdoor segment, $1.5 million was incurred by our International outdoor segment, $0.3 million was incurred by our Other segment and $0.8 million was incurred by

Corporate. Additionally, $5.2 million of these costs are reported within direct operating expenses, $7.5 million are reported within SG&A and $0.8 million are reported within corporate expenses.
Depreciation and Amortization
Depreciation and amortization decreased $14.3 million during the three months ended June 30, 2017, compared to the same period of 2016. The decrease was primarily due to assets becoming fully depreciated or fully amortized and the disposal of assets related to the sale of our Australia and Turkey businesses in 2016.
Depreciation and amortization decreased $23.7 million during the six months ended June 30, 2017, compared to the same period of 2016. The decrease was primarily due to assets becoming fully depreciated or fully amortized and the disposal of assets related to the sale of our outdoor non-strategic U.S. markets and Australia and Turkey businesses in 2016.
Other Operating Income, Net
Other operating income, net was $6.9 million for the three months ended June 30, 2017, which primarily related to the gain of $6.8 million recognized on the sale of our ownership interest in a joint venture in Belgium during the second quarter of 2017. Other operating income, net of $38.0 million for the six months ended June 30, 2017 primarily related to the sale in the first quarter of 2017 of the Americas outdoor Indianapolis market exchanged for certain assets in Atlanta, Georgia, plus $43.1 million in cash, net of closing costs, resulting in a net gain of $28.9 million.
Other operating expense of $64.2 million for the three months ended June 30, 2016, primarily related to the net loss on the sale of operating assets including the sale of our Turkey outdoor business, resulting in a net loss of $56.6 million which includes cumulative translation adjustments of $32.2 million. Other operating income of $220.3 million for the six months ended June 30, 2016, primarily related to the sale of nine non-strategic outdoor markets in the first quarter of 2016, partially offset by the loss on the sale of our Australia and Turkey businesses.
Interest Expense
Interest expense decreased $2.8 million and decreased $11.4 million during the three and six months ended June 30, 2017, respectively, compared to the same periods of 2016. The decrease is primarily due to settlements of long-term debt in 2016, partially offset by an increase in variable interest rates, resulting from an increase in LIBOR.
Other Income (Expense), net
Other income, net was $1.6 million and other expense, net was $13.7 million for the three and six months ended June 30, 2017, respectively. These amounts relate primarily to net foreign exchange gains of $9.1 million and $12.3 million for the three and six months ended June 30, 2017, respectively, recognized in connection with intercompany notes denominated in foreign currencies, offset by expenses incurred in connection with the notes exchange offers and term loan offers of $7.1 million and $23.9 million for the three and six months ended June 30, 2017, respectively, as described in "Liquidity and Capital Resources - Notes Exchange Offers and Term Loan Offers".
Other expense, net was $34.0 million and $39.7 million for the three and six months ended June 30, 2016, respectively, which primarily related to net foreign exchange losses recognized in connection with intercompany notes denominated in foreign currencies.
Income Tax Expense
The effective tax rate for the three and six months ended June 30, 2017 was (11.6)% and (9.5)%, respectively. The effective tax rate for the three and six months ended June 30, 2016 was (10.9)% and (12.3)%, respectively. The effective tax rates were primarily impacted by the valuation allowance recorded against deferred tax assets originating in the period from net operating losses in U.S. federal, state and certain foreign jurisdictions.

iHM Results of Operations
Our iHM operating results were as follows:

(In thousands)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016
Revenue	$884,380	$867,914	1.9%	$1,641,553	$1,606,800	2.2%
Direct operating expenses	264,201	250,367	5.5%	507,532	474,429	7.0%
SG&A expenses	298,842	271,719	10.0%	606,993	543,732	11.6%
Depreciation and amortization	58,820	62,998	(6.6)%	116,857	121,815	(4.1)%
Operating income	$262,517	$282,830	(7.2)%	$410,171	$466,824	(12.1)%
Three Months
iHM revenue increased $16.5 million during the three months ended June 30, 2017 compared to the same period of 2016, with growth in national revenue and other revenue being partially offset by lower local revenue. National revenue grew in response to our national sales initiatives and investments and increased programmatic buying, in addition to an increase in national trade and barter, partially offset by a decrease in national traffic and weather revenue and the impact on revenue of the timing of the iHeartRadio Music Awards Show, which was held in April 2016. The increase in other revenue included an approximately $4.0 million cash payment received in satisfaction of an agreement related to prior years. Local revenue decreased as a result of lower spot revenue, partially offset by an increase in local trade and barter.
iHM direct operating expenses increased $13.8 million during the three months ended June 30, 2017 compared to the same period of 2016 primarily driven by higher spending on strategic revenue and efficiency initiatives, as well as higher content and programming costs. iHM SG&A expenses increased $27.1 million during the three months ended June 30, 2017 compared to the same period of 2016 primarily due to higher trade and barter expenses, investments in national and digital sales capabilities and higher variable expenses, including sales activation and commissions.
Six Months
iHM revenue increased $34.8 million during the six months ended June 30, 2017 compared to the same period of 2016, with growth in national revenue and other revenue being partially offset by lower local revenue. National revenue grew in response to our national sales initiatives and investments and increased programmatic buying, in addition to an increase in national trade and barter, partially offset by a decrease in national traffic and weather revenue. Other revenue increased partially as a result of higher talent appearance fees and included an approximately $4.0 million cash payment received in satisfaction of an agreement related to prior years. Local revenue decreased primarily as a result of lower spot revenue, partially offset by an increase in local trade and barter.
iHM direct operating expenses increased $33.1 million during the six months ended June 30, 2017 compared to the same period of 2016 primarily driven by higher content and programming costs, including talent fees and music license fees. iHM SG&A expenses increased $63.3 million during the six months ended June 30, 2017 compared to the same period of 2016 primarily due to higher trade and barter expenses, investments in national and digital sales capabilities and higher variable expenses, including sales activation and commissions.
Americas Outdoor Advertising Results of Operations
Our Americas outdoor operating results were as follows:

(In thousands)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016
Revenue	$323,960	$325,533	(0.5)%	$603,380	$608,061	(0.8)%
Direct operating expenses	145,099	140,038	3.6%	285,572	278,050	2.7%
SG&A expenses	54,763	57,831	(5.3)%	110,849	113,160	(2.0)%
Depreciation and amortization	45,359	47,525	(4.6)%	90,654	93,641	(3.2)%
Operating income	$78,739	$80,139	(1.7)%	$116,305	$123,210	(5.6)%

Three Months
Americas outdoor revenue decreased $1.6 million during the three months ended June 30, 2017 compared to the same period of 2016. Excluding the $0.5 million impact from movements in foreign exchange rates, Americas outdoor revenue decreased $2.1 million during the three months ended June 30, 2017 compared to the same period of 2016. The decrease in revenue is primarily due to a $2.9 million decrease in revenue resulting from the exchange of outdoor markets and a decrease in print display revenues. This was partially offset by increased revenue from digital billboards from new deployments, as well as higher revenue from new print wall displays.
Americas outdoor direct operating expenses increased $5.1 million during the three months ended June 30, 2017 compared to the same period of 2016. Excluding the $0.2 million impact from movements in foreign exchange rates, Americas outdoor direct operating expenses increased $4.9 million during the three months ended June 30, 2017 compared to the same period of 2016. The increase in direct operating expenses was driven by the impact of a $2.9 million early termination lease payment received in 2016 and higher fixed site lease expenses. Americas outdoor SG&A expenses decreased $3.1 million during the three months ended June 30, 2017 compared to the same period of 2016. Excluding the $0.1 million impact from movements in foreign exchange rates, Americas outdoor SG&A expenses decreased $3.2 million during the three months ended June 30, 2017 compared to the same period of 2016. The decrease in SG&A expenses was primarily due to lower marketing expenses, bad debt and bonus expenses compared to the second quarter of 2016.
Six Months
Americas outdoor revenue decreased $4.7 million during the six months ended June 30, 2017 compared to the same period of 2016. Excluding the $1.8 million impact from movements in foreign exchange rates, Americas outdoor revenue decreased $6.5 million during the six months ended June 30, 2017 compared to the same period of 2016. The decrease in revenue is due to the $8.0 million impact resulting from the sales of non-strategic outdoor markets in the first quarter of 2016 and the exchange of outdoor markets in the first quarter of 2017, as well as a decrease in print display revenues. This was partially offset by increased revenues from new airport contracts and deployments of new digital billboards.
Americas outdoor direct operating expenses increased $7.5 million during the six months ended June 30, 2017 compared to the same period of 2016. Excluding the $1.1 million impact from movements in foreign exchange rates, Americas outdoor direct operating expenses increased $6.4 million during the six months ended June 30, 2017 compared to the same period of 2016. The increase in direct operating expenses was driven by higher site lease expenses related to new airport contracts and print displays, and the impact of a $2.9 million early termination lease payment received in 2016, partially offset primarily by lower expense due to the $2.6 million impact resulting from the sales of non-strategic outdoor markets in the first quarter of 2016 and the exchange in the first quarter of 2017. Americas outdoor SG&A expenses decreased $2.3 million during the six months ended June 30, 2017 compared to the same period of 2016. Excluding the $0.6 million impact from movements in foreign exchange rates, Americas outdoor SG&A expenses decreased $2.9 million during the six months ended June 30, 2017 compared to the same period of 2016. The decrease in SG&A expenses was primarily due to lower bad debt expense and the $1.6 million impact resulting from the sales of non-strategic outdoor markets in the first quarter of 2016 and the exchange in the first quarter of 2017.
International Outdoor Advertising Results of Operations
Our International outdoor operating results were as follows:

(In thousands)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016
Revenue	$348,359	$382,553	(8.9)%	$613,665	$689,039	(10.9)%
Direct operating expenses	205,074	221,963	(7.6)%	392,532	425,938	(7.8)%
SG&A expenses	71,135	77,736	(8.5)%	130,823	149,208	(12.3)%
Depreciation and amortization	31,590	38,177	(17.3)%	62,263	76,057	(18.1)%
Operating income	$40,560	$44,677	(9.2)%	$28,047	$37,836	(25.9)%
Three Months
International outdoor revenue decreased $34.2 million during the three months ended June 30, 2017 compared to the same period of 2016. Excluding the $16.0 million impact from movements in foreign exchange rates, International outdoor revenue decreased $18.2 million during the three months ended June 30, 2017 compared to the same period of 2016. The decrease in revenue is due to a $36.1 million decrease in revenue resulting from the sale of our businesses in Australia and Turkey in 2016.

This was partially offset by growth across other markets including Spain, Switzerland, the United Kingdom and China, primarily from new contracts and digital expansion.
International outdoor direct operating expenses decreased $16.9 million during the three months ended June 30, 2017 compared to the same period of 2016. Excluding the $9.5 million impact from movements in foreign exchange rates, International outdoor direct operating expenses decreased $7.4 million during the three months ended June 30, 2017 compared to the same period of 2016. The decrease was driven by a $21.9 million decrease in direct operating expenses resulting from the 2016 sales of our businesses in Australia and Turkey, partially offset by higher site lease expense in countries experiencing revenue growth. International outdoor SG&A expenses decreased $6.6 million during the three months ended June 30, 2017 compared to the same period of 2016. Excluding the $3.1 million impact from movements in foreign exchange rates, International outdoor SG&A expenses decreased $3.5 million during the three months ended June 30, 2017 compared to the same period of 2016. The decrease in SG&A expenses was primarily due to a $7.1 million decrease resulting from the sale of our businesses in Australia and Turkey, partially offset by increases incurred in countries experiencing revenue growth.
Six Months
International outdoor revenue decreased $75.4 million during the six months ended June 30, 2017 compared to the same period of 2016. Excluding the $30.1 million impact from movements in foreign exchange rates, International outdoor revenue decreased $45.3 million during the six months ended June 30, 2017 compared to the same period of 2016. The decrease in revenue is due to a $71.4 million decrease in revenue resulting from the sale of our businesses in Australia and Turkey in 2016. This was partially offset by growth across other markets including Spain, the United Kingdom and Switzerland, primarily from new contracts and digital expansion.
International outdoor direct operating expenses decreased $33.4 million during the six months ended June 30, 2017 compared to the same period of 2016. Excluding the $19.6 million impact from movements in foreign exchange rates, International outdoor direct operating expenses decreased $13.8 million during the six months ended June 30, 2017 compared to the same period of 2016. The decrease was driven by a $44.4 million decrease in direct operating expenses resulting from the 2016 sales of our businesses in Australia and Turkey, partially offset by higher site lease and production expenses in countries experiencing revenue growth. International outdoor SG&A expenses decreased $18.4 million during the six months ended June 30, 2017 compared to the same period of 2016. Excluding the $6.2 million impact from movements in foreign exchange rates, International outdoor SG&A expenses decreased $12.2 million during the six months ended June 30, 2017 compared to the same period of 2016. The decrease in SG&A expenses was primarily due to a $13.8 million decrease resulting from the sale of our businesses in Australia and Turkey.
Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
iHM	$262,517	$282,830	$410,171	$466,824
Americas outdoor	78,739	80,139	116,305	123,210
International outdoor	40,560	44,677	28,047	37,836
Other	8,191	5,649	6,452	8,562
Other operating income, net	6,916	(64,190)	38,000	220,273
Corporate expense (1)	(86,259)	(96,391)	(174,254)	(183,277)
Consolidated operating income	$310,664	$252,714	$424,721	$673,428

(1)	Corporate expenses include expenses related to iHM, Americas outdoor, International outdoor and our Other category, as well as overall executive, administrative and support functions.
Share-Based Compensation Expense
We do not have any compensation plans under which we grant awards to employees. Parent has granted restricted stock and CCOH has granted restricted stock, restricted stock units and options to purchase shares of CCOH's Class A common stock to certain key individuals.
Share-based compensation expenses are recorded in corporate expenses and were $2.4 million and $3.8 million for the three months ended June 30, 2017 and 2016, respectively, and $5.5 million and $6.9 million for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, there was $12.9 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately 2.3 years.  In addition, as of June 30, 2017, there was $25.6 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the six months ended June 30, 2017 and 2016, respectively:

(In thousands)	Six Months Ended June 30,
	2017	2016
Cash provided by (used for):
Operating activities	$(454,374)	$(181,650)
Investing activities	$(81,272)	$436,860
Financing activities	$(55,579)	$(76,313)
Operating Activities
Cash used for operating activities was $454.4 million during the six months ended June 30, 2017 compared to $181.7 million of cash used for operating activities during the six months ended June 30, 2016.  The increase in cash used for operating activities is primarily attributed to lower operating income as well as changes in working capital balances, particularly accounts receivable and prepaid assets, which were affected by slower collections, the timing of payments and deferred income. Cash paid for interest during the six months ended June 30, 2017 was $876.0 million as compared to $873.7 million paid during the six months ended June 30, 2016.
Investing Activities
Cash used for investing activities of $81.3 million during the six months ended June 30, 2017 reflected $136.6 million used for capital expenditures, partially offset by net cash proceeds from the sale of assets of $60.3 million, which included net cash proceeds from the sale of our outdoor Indianapolis market of $43.1 million. We spent $30.3 million for capital expenditures in our iHM segment primarily related to IT infrastructure, $41.0 million in our Americas outdoor segment primarily related to the construction of new advertising structures, such as digital displays, $57.7 million in our International outdoor segment primarily related to street furniture and transit advertising structures, $0.4 million in our Other category and $7.2 million in Corporate primarily related to equipment and software purchases.
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
Financing Activities
Cash used for financing activities of $55.6 million during the six months ended June 30, 2017 primarily resulted from dividends paid to non-controlling interests, which represents the portion of the dividends paid by CCOH in February 2017 to parties other than our subsidiaries that own CCOH stock, and a payment under our receivables based credit facility.
Cash used for financing activities of $76.3 million during the six months ended June 30, 2016 primarily resulted from dividends paid to non-controlling interests, which represents the portion of the dividends paid by CCOH in January 2016 and February 2016 to parties other than our subsidiaries that own CCOH common stock.

Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, cash flow from operations, borrowing capacity under iHeartCommunications' domestic receivables based credit facility, subject to certain limitations contained in iHeartCommunications' material financing agreements, and cash from liquidity-generating transactions. As of June 30, 2017, we had $260.5 million of cash and cash equivalents on our balance sheet, including $163.1 million of cash and cash equivalents held by our subsidiary, CCOH. Included in the cash held by CCOH is $139.1 million of cash held outside the U.S. It is our policy to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.
As of June 30, 2017, we had a borrowing base of $491.4 million under iHeartCommunications' receivables based credit facility, had $305.0 million of outstanding borrowings and had $42.3 million of outstanding letters of credit, resulting in $144.1 million of excess availability.  However, any incremental borrowings under iHeartCommunications' receivables based credit facility may be further limited by the terms contained in iHeartCommunications' material financing agreements. On July 31, 2017, iHeartCommunications borrowed an additional $60.0 million under its receivables based credit facility, resulting in a total of $365.0 million of outstanding borrowings under this facility, which matures on December 24, 2017.
Our primary uses of liquidity are to fund our working capital, debt service, capital expenditures and other obligations.  At June 30, 2017, we had debt maturities totaling $317.6 million, $324.0 million (net of $261.5 million due to certain subsidiaries of iHeartCommunications) and $8,368.9 million in 2017, 2018 and 2019, respectively.  A substantial amount of our cash requirements are for debt service obligations.  We anticipate having approximately $549.9 million and $337.4 million of cash interest payment obligations in the three month periods ended September 30, 2017 and December 31, 2017, respectively.  Our significant interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns, reduce our liquidity and negatively affect iHeartCommunications' ability to obtain additional financing in the future.
While we have historically been successful in accessing the capital markets on terms and in amounts adequate to refinance our indebtedness and meet our liquidity needs in the past, we may no longer be able to refinance our indebtedness in sufficient amounts or on terms acceptable to us in the future due to market conditions, our financial condition, our liquidity constraints or other factors, many of which are beyond our control. Even if refinancing alternatives are available to us, we may not find them suitable or at comparable interest rates to the indebtedness being refinanced, and our annual cash interest payment obligations could increase further.  In addition, the terms of our existing or future debt agreements may restrict us from securing refinancing on terms that are available to us at that time.  If we are unable to continue to obtain sources of refinancing or generate sufficient cash through our operations and liquidity-generating transactions, we will face substantial liquidity constraints, which if we are not able to address through completion of our proposed notes exchange offers and term loan offers or otherwise, would have a material adverse effect on our financial condition and on our ability to meet iHeartCommunications' obligations as they become due.
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
In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern for a period of 12 months following the date our financial statements were issued (August 3, 2017). Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due before August 3, 2018.
A substantial amount of our cash requirements are for debt service obligations. Although we have generated operating income in excess of $1.0 billion in each of the years ended December 31, 2016 and 2015, we incurred net losses and had negative cash flows from operations for each of these years as a result of significant cash interest payments arising from our substantial debt balance. For each of the years ended December 31, 2016 and 2015, we had negative cash flows from operating activities as a result of operating income not being sufficient to cover cash interest expense. For the six months ended June 30, 2017, we used $454.4 million for operating activities, which included cash paid for interest of $876.0 million. Our current forecast indicates we will continue to incur net losses and generate negative cash flows from operating activities as a result of our indebtedness and significant related interest expense. During the six months ended June 30, 2017, we spent $905.2 million of cash on payments of principal and interest on our debt and anticipate having approximately $549.9 million and $337.4 million of cash interest payment obligations for each of the quarters ending September 30, 2017 and December 31, 2017, respectively. As described above, at June 30, 2017, we had debt maturities totaling $317.6 million, $324.0 million (net of $261.5 million due to certain subsidiaries of iHeartCommunications) and $8,368.9 million in 2017, 2018 and 2019, respectively.  On July 10, 2017, iHeartCommunications exchanged $15.6 million in aggregate principal amount of 11.25% Priority Guarantee Notes due 2021 that were held by its subsidiary for $15.6 million of aggregate principal amount outstanding of its 10.0% Senior Notes due 2018 that were held by an unaffiliated third party. On July 31, 2017, iHeartCommunications borrowed an additional $60.0 million under its receivables based credit facility. After the exchange and after the additional borrowing under the receivables based credit facility, our debt maturities in the next 12 months include $365.0 million outstanding under our receivables based credit facility, which matures on December 24, 2017, $96.5 million of 10% Senior Notes due January 15, 2018 and $175.0 million of 6.875% Senior Notes due June 15, 2018. Our forecast also includes approximately $1.8 billion in cash interest payments in the next 12 months, of which $549.9 million and $337.4 million is payable in the third and fourth quarters of 2017, respectively. These factors indicate that, if we are unable to refinance or extend the receivables based credit facility, the 10% Senior Notes due January 15, 2018, and/or the 6.875% Senior Notes due June 15, 2018 and take other steps to create additional liquidity, forecasted cash flows would not be sufficient for us to meet our obligations, including upcoming interest payments and maturities on our outstanding debt, as they become due in the ordinary course of business for a period of 12 months following August 3, 2017. As discussed below, we have plans to reduce our principal and interest obligations and to create additional liquidity.
We plan to refinance or extend the receivables based credit facility to a date at least 12 months after August 3, 2017 with terms similar to the facility’s current terms. We have successfully extended the maturity date of this facility in the past, and the facility has a first-priority lien on the accounts receivable of iHeartCommunications and certain of its subsidiaries. In addition, we have begun taking actions to create additional liquidity and maximize cash available to meet our obligations as they become due in the ordinary course of business, including our cash interest payment obligations of $549.9 million and $337.4 million in the third and fourth quarters of 2017, respectively, the payment of the $96.5 million principal amount of 10% Senior Notes due January 15, 2018 at maturity and the payment of the $175.0 million principal amount of 6.875% Senior Notes due June 15, 2018 at maturity. In addition, as more fully described in Note 3 of our financial statements, we launched notes exchange offers and term loan offers in March 2017, which notes exchange offers and term loan offers remain open as of August 3, 2017. These actions are intended to mitigate those conditions which raise substantial doubt about our ability to continue as a going concern.
While we continue to work toward completing the notes exchange offers and the term loan offers, refinancing or extending the maturity of the receivables based credit facility on similar terms, and taking other actions to create additional liquidity, there is no assurance that the notes exchange offers and the term loan offers, which have been revised since launch and are subject to substantial further revision will be completed or that the receivables based credit facility will be refinanced or extended on similar terms. Our ability to meet our obligations as they become due in the ordinary course of business for the next 12 months will depend on our ability to achieve forecasted results, our ability to conserve cash, our ability to refinance or extend the maturity of iHeartCommunications' receivables based credit facility on similar terms, our ability to successfully complete the notes exchange offers and the term loan offers and achieve sufficient cash interest savings therefrom and our ability to complete other liquidity-generating transactions. Based on the uncertainty of achieving these actions and the significance of the forecasted future negative cash flows resulting from our substantial debt balance, including anticipated future cash interest payments (including interest due in the third and fourth quarters of 2017) and the maturities of the $365.0 million in current borrowings under iHeartCommunications' receivables based credit facility that matures December 24, 2017, $96.5 million aggregate principal amount of 10% Senior Notes due January 15, 2018 and the $175.0 million aggregate principal amount of 6.875% Senior Notes due June 15, 2018, management has determined that there is substantial doubt as to our ability to continue as a going concern for a period of 12 months following August 3, 2017.
If we are unable to refinance or extend the maturity of the receivables based credit facility or complete the notes exchange offers and the term loan offers or realize sufficient cash interest savings as a result of those offers and create additional liquidity, or if there are material adverse developments in our business results of operations or liquidity, we may be forced to further reduce or delay our business activities and capital expenditures, sell material assets, seek additional capital or be required to file for bankruptcy court protection. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.
The covenants in iHeartCommunications' senior secured credit facilities include a requirement that we receive an opinion from our auditors in connection with our year-end audit that is not subject to a “going concern” or like qualification or exception. Even if we are able to successfully refinance or extend the maturity of the receivables based credit facility and manage our liquidity challenges through the end of 2017, if we are unable to refinance or extend a significant portion of our substantial 2019 debt maturities prior to the completion of the audit of our 2017 financial statements, we anticipate that our auditor’s year-end opinion will contain a “going concern” qualification, and, if we are unable to obtain a waiver of the covenant in the senior secured credit facilities that requires us to deliver an unqualified auditor’s opinion, it will trigger a default under the senior secured credit facilities. The terms of the term loan offers contemplate an amendment to the term loan credit facility so that the covenant no longer requires the absence of a “going concern” or similar qualification in connection the delivery of audited financial statements, but we cannot assure you that we will be able to consummate the term loan offers or otherwise obtain such an amendment.
Except as set forth below under "Non-Payment of $57.1 Million of iHeartCommunications Legacy Notes Held by an Affiliate," we were in compliance with the covenants contained in iHeartCommunications' material financing agreements as of June 30, 2017, including the maximum consolidated senior secured net debt to consolidated EBITDA limitation contained in iHeartCommunications' senior secured credit facilities. However, our future results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants. Our ability to comply with these covenants in the future may be affected by events beyond our control, including the uncertainties described above and prevailing economic, financial and industry conditions. The breach of any covenants set forth in iHeartCommunications' financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be immediately due and payable. Moreover, the lenders under the receivables based credit facility under iHeartCommunications' senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. If we are unable to repay iHeartCommunications' obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of iHeartCommunications' material financing agreements could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities and the indentures governing our outstanding bonds is $100.0 million. The default resulting from non-payment of the $57.1 million of 5.50% Senior Notes described below is below the $100.0 million cross-default threshold in iHeartCommunications' debt documents but will be included in any determination as to whether that threshold has been met so long as that default is continuing.
Recent Liquidity-Generating Transactions
On February 9, 2017, CCOH declared a special dividend of $282.5 million using a portion of the proceeds from the sales of certain non-strategic U.S. outdoor markets and of our Australia outdoor business. On February 23, 2017, we received 89.9% of that dividend, or approximately $254.0 million, with the remaining 10.1%, or approximately $28.5 million, paid to public stockholders of CCOH. This transaction improved our liquidity position in the short term. We cannot assure you that we will enter into or consummate any liquidity-generating transactions, or that such transactions will provide sufficient cash to satisfy our liquidity needs, and any such transactions, if consummated, could adversely affect us in other ways. Future liquidity-generating transactions could have the effect of further increasing our annual cash interest payment obligations, reducing our cash flow from operations or reducing cash available for capital expenditures and other business initiatives.
On February 7, 2017, iHeartCommunications completed an exchange offer of $234.9 million principal amount of our 10.0% Senior Notes due 2018 for $234.9 million principal amount of newly-issued 11.25% Priority Guarantee Notes due 2021. On July 10, 2017, iHeartCommunications completed a privately-negotiated exchange of $15.6 million principal amount of its 10.0% Senior Notes due 2018 that were held by an unaffiliated third party for $15.6 million principal amount of its 11.25% Priority Guarantee Notes due 2021 that were held by a subsidiary of iHeartCommunications. We have made and may in the future make repurchases and exchanges of indebtedness of iHeartCommunications. In addition, we frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue dispositions or acquisitions, which could be material.  iHeartCommunications' and its subsidiaries’ significant amount of indebtedness may limit our ability to pursue dispositions or acquisitions.  The terms of our existing or future debt agreements may also restrict our ability to engage in these transactions.
On July 31, 2017, we borrowed an additional $60.0 million under our receivables based credit facility.
Non-Payment of $57.1 Million of iHeartCommunications Legacy Notes Held by an Affiliate
Our wholly-owned subsidiary, Clear Channel Holdings, Inc. ("CCH"), owns $57.1 million aggregate principal amount of our 5.50% Senior Notes due 2016 (the "5.50% Senior Notes"). On December 9, 2016, a special committee of our independent directors decided to not repay the $57.1 million principal amount of the 5.50% Senior Notes held by CCH when the notes matured on December 15, 2016 and on December 12, 2016, we informed CCH of that decision. CCH informed us on that date that, while it retains its right to exercise remedies under the indenture governing the 5.50% Senior Notes (the "legacy notes indenture") in the future, it does not currently intend to, and it does not currently intend to request that the trustee, seek to collect principal amounts due or exercise or request enforcement of any remedy with respect to the nonpayment of such principal amount under the legacy notes indenture. As a result, $57.1 million of the 5.50% Senior Notes remain outstanding. We repaid the other $192.9 million of 5.50% Senior Notes held by other holders, and we intend to continue to pay interest on the 5.50% Senior Notes held by CCH for so long as such notes continue to remain outstanding.

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
Notes Exchange Offers and Term Loan Offers
On March 15, 2017, iHeartCommunications commenced exchange offers (the “notes exchange offers”) to exchange certain series of its outstanding debt securities (the “Existing Notes”) for new securities of Parent, iHeartCommunications and CC Outdoor Holdings, Inc., a wholly-owned subsidiary of Parent, and concurrent consent solicitations with respect to the terms of the Existing Notes. On March 15, 2017, the Company also commenced offers (the “term loan offers”) to amend its outstanding Term Loan D and Term Loan E borrowings under its senior secured credit facilities and/or to issue new securities of Parent, CC Outdoor Holdings, Inc., Broader Media, LLC and/or iHeartCommunications to the lenders depending on the scenario in which the notes exchange offers and the term loan offers close. The notes exchange offers were amended on April 14, 2017. Both the notes exchange offers and the term loan offers were open as of August 3, 2017. The terms of the notes exchange offers and the term loan offers have been revised and are subject to substantial further revision, and the offers may never be consummated, on the terms currently proposed or otherwise.

Sources of Capital
As of June 30, 2017 and December 31, 2016, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	June 30, 2017	December 31, 2016
Senior Secured Credit Facilities:
Term Loan D Facility Due 2019	5,000.0	5,000.0
Term Loan E Facility Due 2019	1,300.0	1,300.0
Receivables Based Credit Facility Due 2017 (1)	305.0	330.0
9.0% Priority Guarantee Notes Due 2019	1,999.8	1,999.8
9.0% Priority Guarantee Notes Due 2021	1,750.0	1,750.0
11.25% Priority Guarantee Notes Due 2021(2)	809.9	575.0
9.0% Priority Guarantee Notes Due 2022	1,000.0	1,000.0
10.625% Priority Guarantee Notes Due 2023	950.0	950.0
Subsidiary Revolving Credit Facility due 2018(3)	—	—
Other Secured Subsidiary Debt	14.6	21.0
Total Secured Debt	13,129.3	12,925.8

14.0% Senior Notes Due 2021	1,746.5	1,729.2
Legacy Notes:
5.5% Senior Notes Due 2016(4)	—	—
6.875% Senior Notes Due 2018	175.0	175.0
7.25% Senior Notes Due 2027	300.0	300.0
10.0% Senior Notes Due 2018(2)	112.1	347.0
Subsidiary Senior Notes:
6.5% Series A Senior Notes Due 2022	735.8	735.8
6.5% Series B Senior Notes Due 2022	1,989.2	1,989.2
Subsidiary Senior Subordinated Notes:
7.625% Series A Senior Notes Due 2020	275.0	275.0
7.625% Series B Senior Notes Due 2020	1,925.0	1,925.0
Subsidiary 8.75% Senior Notes due 2020	225.0	225.0
Other Subsidiary Debt	29.6	28.0
Purchase accounting adjustments and original issue discount	(154.9)	(167.0)
Long-term debt fees	(106.7)	(123.0)
Total Debt	20,380.9	20,365.0
Less: Cash and cash equivalents	260.5	845.0
	$20,120.4	$19,520.0

(1)
The receivables based credit facility provides for borrowings of up to the lesser of $535.0 million (the revolving credit commitment) or the borrowing base amount, as defined under the receivables based credit facility, subject to certain limitations contained in iHeartCommunications' material financing agreements. As of June 30, 2017, we had $144.1 million of availability under the receivables based credit facility.

(2)
On February 7, 2017, we completed an exchange offer of $234.9 million principal amount of our 10.0% Senior Notes due 2018 for $234.9 million principal amount of newly-issued 11.25% Priority Guarantee Notes due 2021, which were issued as "additional notes" under the indenture governing the 11.25% Priority Guarantee Notes due 2021. On July 10, 2017, we exchanged $15.6 million principal amount of our 10.0% Senior Notes due 2018 that were held by an unaffiliated third party for $15.6 million principal amount of our 11.25% Priority Guarantee Notes due 2021 that were held by a subsidiary of iHeartCommunications.

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

Our subsidiaries have from time to time repurchased certain debt obligations of iHeartCommunications and equity securities outstanding of Parent and CCOH, and may in the future, as part of various financing and investment strategies, purchase additional outstanding indebtedness of iHeartCommunications or its subsidiaries or equity securities outstanding of Parent and CCOH, in tender offers, open market purchases, privately negotiated transactions or otherwise. We or our subsidiaries may also sell certain assets, securities or properties. These purchases or sales, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in iHeartCommunications' debt agreements. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Senior Secured Credit Facilities
The senior secured credit facilities require iHeartCommunications to comply on a quarterly basis with a financial covenant limiting the ratio of consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA (as defined by iHeartCommunications' senior secured credit facilities) for the preceding four quarters. iHeartCommunications' secured debt consists of the senior secured credit facilities, the receivables based credit facility, the priority guarantee notes and certain other secured subsidiary debt.  As required by the definition of consolidated EBITDA in iHeartCommunications' senior secured credit facilities, iHeartCommunications' consolidated EBITDA for the preceding four quarters of $1.7 billion is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense), net plus share-based compensation and is further adjusted for the following items: (i) costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses and severance; (iii) non-cash charges; (iv) cash received from nonconsolidated affiliates; and (v) various other items.

The following table reflects a reconciliation of consolidated EBITDA (as defined by iHeartCommunications' senior secured credit facilities) to operating income and net cash provided by operating activities for the four quarters ended June 30, 2017:

Four Quarters Ended
(In Millions)	June 30, 2017
Consolidated EBITDA (as defined by iHeartCommunications' senior secured credit facilities)	$1,742.4
Less adjustments to consolidated EBITDA (as defined by iHeartCommunications' senior secured credit facilities):
Costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities	(45.7)
Extraordinary, non-recurring or unusual gains or losses or expenses and severance (as referenced in the definition of consolidated EBITDA in iHeartCommunications' senior secured credit facilities)	(38.6)
Non-cash charges	(15.9)
Other items	70.9
Less: Depreciation and amortization, Impairment charges, Other operating income (expense), net and Share-based compensation expense	(457.1)
Operating income	1,256.0
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets, and Share-based compensation expense	447.1
Less: Interest expense	(1,838.5)
Less: Current income tax expense	(45.6)
Plus: Other income (expense), net	(46.8)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	63.6
Change in assets and liabilities, net of assets acquired and liabilities assumed	(122.5)
Net cash used for operating activities	$(286.7)
The maximum ratio permitted under this financial covenant was 8.75:1 for the four quarters ended June 30, 2017.  As of June 30, 2017, our ratio was 7.5:1.
In addition, the senior secured credit facilities include negative covenants that, subject to significant exceptions, limit iHeartCommunications' ability and the ability of its restricted subsidiaries to, among other things:
•incur additional indebtedness;
•create liens on assets;
•engage in mergers, consolidations, liquidations and dissolutions;
•sell assets;
•pay dividends and distributions or repurchase iHeartCommunications' capital stock;
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
Disposals
In January 2017, we sold our Indianapolis, Indiana outdoor market in exchange for certain assets in Atlanta, Georgia, plus approximately $43.1 million in cash, net of closing costs. A net gain of $28.9 million was recognized related to the sale.
Uses of Capital
Debt Repayments, Maturities and Other
On February 7, 2017, iHeartCommunications completed an exchange offer of $234.9 million principal amount of iHeartCommunications' 10.0% Senior Notes due 2018 for $234.9 million principal amount of newly-issued 11.25% Priority Guarantee Notes due 2021, which were issued as “additional notes” under the indenture governing the 11.25% Priority Guarantee Notes due 2021.
On January 31, 2017, iHeartCommunications repaid $25.0 million of the amount borrowed under its receivables based credit facility, resulting in total outstanding borrowings under this facility of $305.0 million as of June 30, 2017.
On July 10, 2017, iHeartCommunications exchanged $15.6 million principal amount of iHeartCommunications' 10.0% Senior Notes due 2018 that were held by an unaffiliated third party for $15.6 million principal amount of iHeartCommunications' 11.25% Priority Guarantee Notes due 2021 that were held by a subsidiary of iHeartCommunications.
Certain Relationships with the Sponsors
Parent is party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the three and six months ended June 30, 2017, the Company recognized management fees and reimbursable expenses of $3.8 million and $7.6 million, respectively, and $3.8 million and $7.6 million for the three and six months ended June 30, 2016, respectively.
CCOH Dividends
In connection with the cash management arrangements for CCOH, iHeartCommunications maintains an intercompany revolving promissory note payable by iHeartCommunications to CCOH (the “Note”), which consists of the net activities resulting from day-to-day cash management services provided by iHeartCommunications to CCOH.  As of June 30, 2017, the balance of the Note was $928.8 million, all of which is payable on demand.  The Note is eliminated in consolidation in our consolidated financial statements.
The Note previously was the subject of litigation. Pursuant to the terms of the settlement of that litigation, CCOH’s board of directors established an intercompany note committee for the specific purpose of monitoring the Note. The intercompany note committee has the non-exclusive authority, pursuant to the terms of its charter, to demand payments under the Note under certain specified circumstances tied to the Company’s liquidity or the amount outstanding under the Note as long as CCOH makes a simultaneous dividend equal to the amount so demanded. If the specified circumstances tied to the Company’s liquidity occur, the intercompany note committee is authorized to demand repayment of up to the full principal amount of the Note, if it declares a simultaneous dividend to CCOH’s stockholders in the same amount. Based on the $928.8 million balance of the Note and the ownership of CCOH as of June 30, 2017, if the intercompany note committee were to demand repayment of the Note in full, we would be required to use cash to fund approximately $94.3 million, or 10.2% of the dividend, to be paid to the public stockholders of CCOH. We cannot assure you that we will have sufficient cash available to make such a payment if the liquidity trigger occurs.
During the fourth quarter of 2016, CCOH sold its outdoor business in Australia for cash proceeds of $195.7 million, net of cash retained by the purchaser and closing costs.  As discussed above under "Recent Liquidity-Generating Transactions," on February 9, 2017, CCOH declared a special dividend of $282.5 million using a portion of the cash proceeds from the sales of certain non-strategic U.S. outdoor markets and of our Australia outdoor business. On February 23, 2017, we received 89.9% of the dividend, or approximately $254.0 million, with the remaining 10.1%, or approximately $28.5 million, paid to public stockholders of CCOH.
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
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. As of June 30, 2017, approximately 32% of our aggregate principal amount of long-term debt bears interest at floating rates. Assuming the current level of borrowings and assuming a 50% change in LIBOR, it is estimated that our interest expense for the six months ended June 30, 2017 would have changed by $15.6 million.
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
Foreign Currency Exchange Rate Risk
We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported net income of $25.2 million and a net loss of $0.2 million for three and six months ended June 30, 2017, respectively.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net income for the three months ended June 30, 2017 by $2.5 million and we estimate that our net loss for the six months ended June 30, 2017 would have decreased by $0.0 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and six months ended June 30, 2017 would have increased our net income for the three months ended June 30, 2017 and increased our net loss for the six months ended June 30, 2017 by corresponding amounts.
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
A wide range of factors could materially affect future developments and performance, including but not limited to:

•	our ability to continue as a going concern;

•	the impact of our substantial indebtedness, including the effect of our leverage on our financial position and earnings;

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

ITEM 4. CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 20, 2016, the defendants filed a motion to dismiss plaintiff's verified stockholder derivative complaint for failure to state a claim upon which relief can be granted. On November 23, 2016, the Court granted defendants’ motion to dismiss all claims brought by the plaintiff.  On December 19, 2016, the plaintiff filed a notice of appeal of the ruling. This appeal is pending before the Court.
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
To service our debt obligations and to fund our operations and our capital expenditures, we require a significant amount of cash to meet our needs, which depends on many factors beyond our control, and management has determined that there is substantial doubt as to our ability to continue as a going concern for a period within 12 months following August 3, 2017 based on the uncertainty about these factors
To service our debt obligations and to fund our operations and our capital expenditures, we require a significant amount of cash.  Our primary sources of liquidity are cash on hand, cash flow from operations, borrowing capacity under our receivables based credit facility, subject to certain limitations contained in iHeartCommunications' material financing agreements, and cash from liquidity-generating transactions.  As of June 30, 2017, we had $260.5 million of cash and cash equivalents on our balance sheet, including $163.1 million of cash and cash equivalents held by our subsidiary, CCOH.  As of June 30, 2017, we had a borrowing base of $491.4 million under iHeartCommunications' receivables based credit facility, had $305.0 million of outstanding borrowings and $42.3 million of outstanding letters of credit, resulting in $144.1 million of excess availability.  However, any incremental borrowings under the receivables based credit facility may be further limited by the terms contained in iHeartCommunications' material financing agreements.
During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This update provides U.S. GAAP guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures.  We adopted this standard for the year ended December 31, 2016. Under this standard, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern for a period of 12 months following the date our financial statements were issued (August 3, 2017). Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due before August 3, 2018.
A substantial amount of our cash requirements are for debt service obligations. Our current forecast indicates we will continue to incur net losses and generate negative cash flows from operating activities as a result of our indebtedness and significant related interest expense. Our debt maturities in the next 12 months include $365.0 million outstanding under our receivables based credit facility, which matures on December 24, 2017, $96.5 million of 10% Senior Notes due January 15, 2018 and $175.0 million of 6.875% Senior Notes due June 15, 2018. Our forecast also includes approximately $1.8 billion in cash interest payments in the next 12 months, of which $549.9 million and $337.4 million of cash interest payment obligations for each of the quarters ending September 30, 2017 and December 31, 2017, respectively. If we are unable to refinance or extend the receivables based credit facility, the 10% Senior Notes due January 15, 2018, and/or the 6.875% Senior Notes due June 15, 2018 and take other steps to create additional liquidity, forecasted cash flows would not be sufficient for us to meet our obligations, including upcoming interest payments and maturities, as they become due in the ordinary course of business for a period of 12 months following August 3, 2017. While we continue to work toward completing the notes exchange offers and the term loan offers, refinancing or extending the maturity of the receivables based credit facility on similar terms, and taking other actions to create additional liquidity, there is no assurance that the notes exchange offers and the term loan offers, which have been revised since launch and are subject to substantial further revision will be completed or that the receivables based credit facility will be refinanced or extended on similar terms. Our ability to meet our obligations as they become due in the ordinary course of business for the next 12 months will depend on our ability to achieve forecasted results, our ability to conserve cash, our ability to refinance or extend the maturity of iHeartCommunications' receivables based credit facility on similar terms, our ability to successfully complete the notes exchange offers and the term loan offers and achieve sufficient cash interest savings therefrom and our ability to complete other liquidity-generating transactions. Based on the significance of the forecasted future negative cash flows resulting from the Company's substantial debt balance, anticipated future interest payments (including interest due in the third and fourth quarters of 2017) and the maturities of the $365.0 million under iHeartCommunications' receivables based credit facility that matures December 24, 2017, the $96.5 million aggregate principal amount of 10% Senior Notes due January 15, 2018 and the $175.0 million aggregate principal amount of 6.875% Senior Notes due June 15, 2018, management has determined that there is substantial doubt as to our ability to continue as a going concern for a period of 12 months following August 3, 2017.
If we are unable to refinance or extend the maturity of the receivables based credit facility or complete the notes exchange offers and the term loan offers or realize sufficient cash interest savings as a result of those offers, or otherwise generate incremental liquidity, or if there are material adverse developments in our business results of operations or liquidity, we may be forced to further reduce or delay our business activities and capital expenditures, sell material assets, seek additional capital or be required to file for bankruptcy court protection. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.
The covenants in iHeartCommunications' senior secured credit facilities include a requirement that we receive an opinion from our auditors in connection with our year-end audit that is not subject to a “going concern” or like qualification or exception. Even if we are able to successfully refinance or extend the maturity of the receivables based credit facility and manage our liquidity challenges through the end of 2017, if we are unable to refinance or extend a significant portion of our substantial 2019 debt maturities prior to the completion of the audit of our 2017 financial statements, we anticipate that our auditor’s year-end opinion will contain a “going concern” qualification, and, if we are unable to obtain a waiver of the covenant in the senior secured credit facilities that requires us to deliver an unqualified auditor’s opinion, it will trigger a default under the senior secured credit facilities.

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
10.1
First Amendment to Employment Agreement, effective as of July 3, 2017, between Steven J. Macri and iHeartMedia, Inc. (incorporated by reference to Exhibit 10.3 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on July 5, 2017).

10.2
Amendment No. 3 to Employment Agreement, dated as of May 20, 2017, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Quarterly Report on Form 10-Q filed on August 3, 2017).

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

August 3, 2017
/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary