Form 10-K
period 2017-12-31
iHeartMedia Capital I, LLC
filed 2018-05-03
CIK 1457737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2017, or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _________.
Commission File Number 333-158279-36
IHEARTMEDIA CAPITAL I, LLC
(Exact name of registrant as specified in its charter)

Delaware	27-0263715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20880 Stone Oak Parkway San Antonio, Texas	78258
(Address of principal executive offices)	(Zip code)
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X] Smaller reporting company [  ] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or reviews financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES [ ] NO [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [  ] NO [  ]

The registrant has no voting or nonvoting equity held by non-affiliates. iHeartMedia Capital I, LLC’s sole member is iHeartMedia Capital II, LLC, which owns 100% of iHeartMedia Capital I, LLC’s limited liability company interests. iHeartMedia, Inc. owns 100% of the limited liability company interests of iHeartMedia Capital II, LLC.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference from iHeartMedia, Inc.'s Form 10-K/A to be filed with the Securities and Exchange Commission.

IHEARTMEDIA CAPITAL I, LLC
INDEX TO FORM 10-K

		Page Number
PART I
Item 1.	Business	1
Item 1A.	Risk Factors	18
Item 1B.	Unresolved Staff Comments	32
Item 2.	Properties	32
Item 3.	Legal Proceedings	33
Item 4.	Mine Safety Disclosures	35
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	37
Item 6.	Selected Financial Data	38
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	39
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	79
Item 8.	Financial Statements and Supplementary Data	80
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	134
Item 9A.	Controls and Procedures	134
Item 9B.	Other Information	138
PART III
Item 10.	Directors, Executive Officers and Corporate Governance (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	139
Item 11.	Executive Compensation (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	139
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	139
Item 13.	Certain Relationships and Related Transactions, and Director Independence (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	139
Item 14.	Principal Accounting Fees and Services	139
PART IV
Item 15.	Exhibits and Financial Statements Schedules	140
Item 16.	Form 10-K Summary	152

PART I
ITEM 1.  BUSINESS
The Company
iHeartMedia Capital I, LLC (the "Company") is the direct parent of iHeartCommunications, Inc., a Texas corporation ("iHeartCommunications"). The Company and certain of iHeartCommunications' direct and indirect domestic wholly-owned subsidiaries fully and unconditionally guarantee on a joint and several basis certain of iHeartCommunications' outstanding indebtedness. The Company is a limited liability company organized under Delaware law, with all of its interests being held by iHeartMedia Capital II, LLC, a direct, wholly-owned subsidiary of iHeartMedia, Inc. ("Parent").
Parent was formed in May 2007 by private equity funds sponsored by Bain Capital Partners, LLC ("Bain Capital") and Thomas H. Lee Partners, L.P. ("THL") (together, the "Sponsors") to effect the acquisition of iHeartCommunications by Parent. On July 30, 2008, Parent acquired iHeartCommunications. The acquisition was effected by the merger of an entity formed by the Sponsors, then an indirect subsidiary of Parent, with and into iHeartCommunications. As a result of the merger, iHeartCommunications became a wholly-owned subsidiary of Parent, held indirectly through intermediate holding companies including the Company. Upon the consummation of the merger, Parent became a public company and iHeartCommunications was no longer a public company.
On March 14, 2018, Parent, iHeartCommunications and certain of Parent's direct and indirect domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief (the "Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). Clear Channel Outdoor Holdings, Inc. (“CCOH”) and its direct and indirect subsidiaries did not file voluntary petitions for reorganization under the Bankruptcy Code and are not Debors in the Chapter 11 Cases.
The Chapter 11 Cases are being administered under the caption In re: iHeartMedia, Inc., Case No. 18-31274 (MI). The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
On March 16, 2018, the Debtors entered into a Restructuring Support Agreement (the “RSA”) with certain creditors and equityholders (the “Consenting Stakeholders”). The RSA contemplates the restructuring and recapitalization of the Debtors (the “Restructuring Transactions”), which will be implemented through a plan of reorganization in the Chapter 11 Cases, if confirmed by the Bankruptcy Court. Pursuant to the RSA, the Consenting Stakeholders have agreed to, among other things, support the Restructuring Transactions and vote in favor of a plan of reorganization to effect the Restructuring Transactions.
The RSA provides certain milestones for the Restructuring Transactions. Failure of the Debtors to satisfy these milestones without a waiver or consensual amendment would provide the Consenting Stakeholders a termination right under the RSA. These milestones include (i) the filing of a plan of reorganization, disclosure statement and motion for approval of the disclosure statement, in form and substance reasonably acceptable to the Debtors and the Consenting Stakeholders, which was filed with the Bankruptcy Court on April 28, 2018, (ii) the entry of an order approving the disclosure statement by July 7, 2018, (iii) the entry of an order confirming the plan of reorganization within 75 days of the entry of an order approving the disclosure statement and (iv) the effective date of the plan of reorganization occurring by March 14, 2019.
In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to first day motions filed with the Bankruptcy Court, the Bankruptcy Court authorized Parent to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to: (i) pay employees’ wages and related obligations; (ii) continue to operate our cash management system in a form substantially similar to prepetition practice; (iii) use cash collateral on an interim basis; (iv) continue to honor certain obligations related to on-air talent, station affiliates and royalty obligations; (v) continue to maintain certain customer programs; (vi) pay taxes in the ordinary course; (vii) continue our surety bond program; and (viii) maintain our insurance program in the ordinary course.
iHeartCommunications' filing of the Chapter 11 Cases constitutes an event of default that accelerated its obligations under its debt agreements. Due to the Chapter 11 Cases, however, the creditors’ ability to exercise remedies under iHeartCommunications' debt agreements was stayed as of March 14, 2018, the date of the Chapter 11 petition filing, and continues to be stayed.
Information about the Chapter 11 Cases is available at a website maintained by our claims agent, Prime Clerk (https://cases.primeclerk.com/iheartmedia/Home-Index).

Our corporate headquarters are in San Antonio, Texas and we have executive offices in New York, New York. Our headquarters are located at 20880 Stone Oak Parkway, San Antonio, Texas 78258 (telephone: 210-822-2828).
Our Business Segments
We are a diversified media and entertainment company with three reportable business segments:  iHeartMedia (“iHM”); Americas outdoor advertising (“Americas outdoor”); and International outdoor advertising (“International outdoor”).  Our iHM segment provides media and entertainment services via broadcast and digital delivery and also includes our national syndication business.  Our Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. As of December 31, 2017, our Americas outdoor segment consisted of operations primarily in the United States and Latin America and our International outdoor segment consisted of operations primarily in Europe and Asia. Beginning January 1, 2018, our Latin American operations will be included in our International Outdoor segment. Our “Other” category includes our full-service media representation business, Katz Media Group (“Katz Media”), which is ancillary to our other businesses. For the year ended December 31, 2017, the iHM segment represented 56% of total revenues. For the year ended December 31, 2017, Americas outdoor represented 20% and International outdoor represented 22% of total revenues.
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
We focus on leveraging our national reach and on building the leadership position of our diverse global assets and maximizing our financial performance while serving our local communities. We continue to invest strategically in our digital platforms, including the development of continued enhancements to iHeartRadio, our integrated digital radio platform, and the ongoing deployment of digital outdoor displays.  In addition, we have implemented data analytics and automated/programmatic sales infrastructure and capability in each of our business segments.  We intend to continue to execute our strategies while closely managing expenses and focusing on achieving operating efficiencies across our businesses.
For more information about our revenue, gross profit and assets by segment and our revenue and long-lived assets by geographic area, see Note 11 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K.
iHM
Our iHM operations include broadcast radio, digital online and mobile platforms and products, program syndication, entertainment, traffic and weather data distribution and music research services.  Our radio stations and content can be heard on AM/FM stations, HD digital radio stations, satellite radio, on the internet at iHeartRadio.com and our radio stations’ websites, and through our iHeartRadio mobile application in enhanced automotive dashes, on tablets, wearables and smartphones, on gaming consoles, via in-home entertainment and voice-controlled devices.
As of December 31, 2017, we owned 849 domestic radio stations servicing over 160 U.S. markets, including 45 of the top 50 markets and 82 of the top 100 markets.  We are also the beneficiary of Aloha Station Trust, LLC and Ocean Station Trust LLC, which own and operates 14 and 3 radio stations, respectively, all of which we were required to divest in order to comply with Federal Communication Commission (“FCC”) media ownership rules, and which are being marketed for sale.
In addition to our local radio programming, we also operate Premiere Networks (“Premiere”), a national radio network that produces, distributes or represents more than 100 syndicated radio programs and serves more than 6,000 radio station affiliates.  We also deliver real-time traffic and weather information via navigation systems, radio and television broadcast media and wireless and Internet-based services through our traffic business, Total Traffic & Weather Network.
We also curate, promote, produce and televise nationally-recognized iHeartRadio-branded live music events for our listeners and advertising partners, including the iHeartRadio Music Festival, the iHeartRadio Music Awards, the iHeartRadio Wango Tango by AT&T, the iHeartRadio Jingle Ball Tour presented by Capital One, the iHeartCountry Festival by AT&T and the iHeartRadio Fiesta Latina.
Strategy
Our iHM strategy centers on delivering entertaining and informative content across multiple platforms, including broadcast, mobile and digital, as well as events. Our primary source of revenue is derived from selling local and national advertising time on our 849 domestic radio stations, with contracts typically less than one year in duration. The programming formats of our radio stations are designed to reach audiences with targeted demographic characteristics. We continue to expand the choices for listeners and advertisers by delivering our content and selling advertising across multiple distribution channels, including digitally via iHeartRadio, which reach national, regional and local audiences. In addition, we also generate revenues from network syndication, our nationally recognized live events and our station websites, among other activities. We are working closely with our advertising and marketing partners to develop tools and leverage data to enable advertisers to effectively reach their desired audiences.
Promote Broadcast Radio Media Spending.  Given the extensive reach and metrics of both the broadcast radio industry in general and iHM in particular, as well as the depth and breadth of our relationships with both media agencies and national and local advertisers, we believe we can drive broadcast radio's share of total media spending by using our dedicated sales teams to highlight the value of broadcast radio relative to other media. We have made and continue to make significant investments in research so we can provide the same ad-buying experience that once was only available from digital-only companies and to enable our clients to better understand how our assets can successfully reach their target audiences and promote their advertising campaigns. Our programmatic solution for broadcast radio, Soundpoint, provides improved planning and automated ad-buying by relying on sophisticated planning algorithms and a cloud-based network across all of iHeartMedia’s broadcast radio inventory to deliver highly optimized plans to our advertising customers. SmartAudio is our new audio data analytics advertising product for broadcast radio which leverages the capabilities of Soundpoint. With SmartAudio, we can create robust audience segment profiles for our advertising customers allowing them to select the best broadcasting schedules and methods to reach their targeted customers. We continue to seek opportunities to deploy iHeartRadio, our free all-in-one digital music, podcasting and live streaming digital radio service across both existing and emerging devices and platforms. iHeartRadio is on more than 200 platforms, including in cars, at home, on wearables, via gaming consoles through virtual assistants, and nearly everywhere listeners want to tune in. We continue to work closely with advertisers, marketers and agencies to meet their needs through new products, events and services developed through optimization of our current portfolio of assets, as well as to develop tools to determine how effective broadcast radio is in reaching their desired audiences.
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
Continue to Enhance the Listener Experience.  We intend to continue enhancing the listener experience by offering a wide variety of compelling content.  We will continue to provide the content our listeners desire on their preferred platforms.  Our investments have created a collection of leading on-air talent. For example, Premiere offers 112 syndicated radio programs and services for more than 6,000 radio station affiliates across the United States, including popular programs featuring top talent such as Ryan Seacrest, Big Boy, Rush Limbaugh, Sean Hannity, Glenn Beck, Steve Harvey, Elvis Duran, Bobby Bones, Breakfast Club and Delilah. Our distribution capabilities allow us to attract top talent and more effectively utilize programming, sharing our best and most compelling content across both iHM's and other companies' radio stations.
Continue to Deliver Nationally-Recognized Live Events.  We intend to continue to deliver nationally-recognized live events to our listeners, such as the iHeartRadio Music Festival, the iHeartRadio Music Awards, the iHeartRadio Wango Tango by AT&T, the iHeartRadio Jingle Ball Tour presented by Capital One, the iHeartCountry Festival by AT&T and the iHeartRadio Fiesta Latina, featuring some of the biggest names in the music industry.
Deliver Content via Multiple Distribution Technologies.  We continue to expand the choices for our listeners. We deliver music, news, talk, sports, traffic and other content using an array of distribution technologies, including: broadcast radio; digitally via iHeartRadio.com and our stations' hundreds of websites; HD radio channels; satellite radio; through our free iHeartRadio mobile application on smartphones and tablets, on gaming consoles, via in-home entertainment, on voice-controlled devices, in enhanced automotive dashes; and through our two new iHeartRadio on demand subscription services - iHeartRadio Plus and iHeartRadio All Access. We continue to seek to expand our presence on popular user platforms. Some examples are as follows:

•
Streaming.   We provide streaming content via the Internet, mobile and other digital platforms through our iHeartRadio platform and our stations' hundreds of websites. We rank among the top streaming networks in the U.S. with regards to Average Active Sessions (“AAS”), Session Starts (“SS”) and Average Time Spent Listening (“ATSL”).  AAS and SS measure the level of activity while ATSL measures the ability to keep the audience engaged.

•
Websites and Mobile Applications.  We have developed mobile and Internet applications such as the iHeartRadio mobile application available on smart phones and tablets and website as well as websites for our stations and personalities. These mobile and Internet applications allow listeners to use their smart phones, tablets, voice-controlled devices or other digital devices to interact directly with stations, find titles/artists, request songs and create custom and personalized stations while providing an additional method for advertisers to reach consumers. As of December 31, 2017, our iHeartRadio mobile application has been downloaded 1.7 billion times (including updates), with more than 110 million registered users. iHeartRadio provides a unique digital music experience by offering access to more than 2,600 broadcast and digital-only radio stations, plus user-created custom stations with broad social media integration and our on demand content from our premium talk partnerships and user generated talk shows.

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

Sources of Revenue
Our iHM segment generated 56%, 54%, and 53% of our revenue for the years ended December 31, 2017, 2016 and 2015, respectively.  The primary source of revenue in our iHM segment is the sale of advertising on our broadcast radio stations for local and national advertising.  Our iHeartRadio mobile application and website, our station websites, national live events, Premiere syndicated content and Total Traffic & Weather Network also provide additional means for our advertisers to reach consumers. We also generate revenues from network compensation, our online services, our traffic business, events and other miscellaneous transactions.  These other sources of revenue supplement our traditional advertising revenue without increasing on-air advertising time.
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

Radio Stations
As of December 31, 2017, we owned 849 radio stations, including 240 AM and 609 FM radio stations.  All of our radio stations are located in the United States. No one station is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.
During the fourth quarter of 2017, iHM exchanged four radio stations in Chattanooga, TN and six radio stations in Richmond, VA for four radio stations in Boston, MA and three radio stations in Seattle, WA, owned by Entercom Communications Corp.
Radio broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”).  As described in “Regulation of Our iHeartMedia Business” below, the FCC grants us licenses in order to operate our radio stations.  The following table provides the number of owned and operated radio stations in the top 25 Nielsen-ranked markets within our iHM segment.

Nielsen		Number
Market		of
Rank(1)	Market	Stations
1	New York, NY	6
2	Los Angeles, CA	8
3	Chicago, IL	6
4	San Francisco, CA	6
5	Dallas-Ft. Worth, TX	6
6	Houston-Galveston, TX	6
7	Washington, DC	5
8	Atlanta, GA	7
9	Philadelphia, PA	6
10	Boston, MA	7
11	Miami-Ft. Lauderdale-Hollywood, FL	7
12	Seattle-Tacoma, WA	8
13	Detroit, MI	6
14	Phoenix, AZ	8
16	Minneapolis-St. Paul, MN	6
17	San Diego, CA	7
18	Denver-Boulder, CO	8
19	Tampa-St. Petersburg-Clearwater, FL	8
20	Nassau-Suffolk, NY	1
21	Baltimore, MD	4
22	Portland, OR	7
23	St. Louis, MO	6
24	Charlotte-Gastonia-Rock Hill, NC-SC	4
25	Riverside-San Bernardino, CA	6
	Total Top 25 Markets	148(2)

(1)	Source: Fall 2017 NielsenAudio Radio Market Rankings.

(2)	Our station in the Nassau-Suffolk, NY market is also represented in the New York, NY Nielsen market. Thus, the actual number of stations in the top 25 markets is 148.

Premiere Networks
We operate Premiere, a national radio network that produces, distributes or represents 112 syndicated radio programs and services for more than 6,000 radio station affiliates.  Our broad distribution capabilities enable us to attract and retain top programming talent. Some of our more popular syndicated programs feature top talent including Ryan Seacrest, Big Boy, Rush Limbaugh, Sean Hannity, Glenn Beck, Steve Harvey, Elvis Duran, Bobby Bones, Breakfast Club and Delilah.  We believe recruiting and retaining top talent is an important component of the success of our radio networks.

Total Traffic & Weather Network
Total Traffic & Weather Network delivers real-time local traffic flow and incident information along with weather updates to more than 1,900 radio stations and approximately 80 television affiliates, as well as through Internet and mobile partnerships, reaching over 210 million consumers each month. Total Traffic & Weather Network services more than 200 markets in the United States, Canada and Mexico. It operates the largest broadcast traffic navigation network in North America and has expanded its offerings to include news and sports content.
Competition
Our broadcast radio stations, as well as our mobile and digital applications, syndicated content and our traffic business, compete for listeners and advertising revenues directly with other radio stations within their respective markets, as well as with other advertising media, including broadcast and cable television, online, print media, outdoor advertising, satellite radio, direct mail and other forms of advertisement.  In addition, the radio broadcasting industry is subject to competition from services that use media technologies such as Internet-based media, mobile applications and other digital radio services. Such services reach national and local audiences with multi-channel, multi-format, digital radio services.
Our broadcast radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group.  Our targeted listener base of specific demographic groups in each of our markets allows us to attract advertisers seeking to reach those listeners.
Americas Outdoor Advertising
We are one of the largest outdoor advertising companies in the United States.  Approximately 91%, 90% and 90% of our revenue in our Americas segment was derived from the United States in the years ended December 31, 2017, 2016 and 2015, respectively.  As of December 31, 2017, we owned or operated approximately 85,000 display structures in the United States with operations in 43 of the 50 largest markets, including all of the 20 largest markets. The majority of our non-US revenues are from Latin America where we operate approximately 9,000 display structures in countries including Brazil, Mexico, Peru, and Chile. During the first quarter of 2018, the Company reevaluated its segment reporting and determined that its Latin America operations should be managed by its International outdoor leadership team. As such, beginning January 1, 2018, our Latin American operations will be included in our International outdoor segment.
Our Americas outdoor assets consist of printed and digital billboards, transit displays, including airports, street furniture and wallscapes and other spectaculars. Our Americas outdoor advertising business is focused on metropolitan areas with dense populations.
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
Promote Outdoor Media Spending.  Given the attractive industry fundamentals of outdoor media and our depth and breadth of relationships with both local and national advertisers, we believe we can drive outdoor advertising's share of total media spending by using our dedicated sales team to highlight the value of outdoor advertising relative to other media.  We have made and continue to make significant investments in research tools like Radar. Radar is the industry's first suite of campaign planning and attribution solutions that utilize anonymous mobile location intelligence to help brands reach certain audiences and understand what happens after someone is exposed to an advertisement on our printed and digital displays.
Differentiate through Innovation, Sales and Services. Over the last several years, we have developed and hired talent who are helping to re-make how outdoor media is bought and sold. We are working closely with clients, advertising agencies and other diversified media companies to develop more sophisticated approaches to delivering the right audience in the right location at the right time. One example is our programmatic effort to sell digital billboard advertisements using automated advertisement sales technology to introduce ease and efficiency to the out-of-home ad sales process and enable better targeting of digital billboard advertising. Another is our RFP Team, which provides proposal preparation and marketing support for our key multi-market sales efforts. A third area is our proof of performance delivery platform that is leading the industry in providing transparency when the ad is delivered, accessible via API to allow partners to pull proof of performance information into whatever system they choose.
Continue to Deploy Digital Displays.  Our long-term strategy for our outdoor advertising businesses includes pursuing the technology of digital displays, including flat screens, LCDs and LEDs, as additions to traditional methods of displaying our clients’ advertisements. Digital outdoor advertising provides significant advantages over traditional outdoor media. Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously and rapidly change advertising copy on a large number of displays, allowing us to sell more advertising opportunities to advertisers. The ability to change copy by time of day and quickly change messaging based on advertisers’ needs creates additional flexibility for our customers. Although digital displays require more capital to construct compared to printed bulletins, the advantages of digital allow us to penetrate new accounts and categories of advertisers, as well as serve a broader set of needs for existing advertisers. Digital displays allow for high-frequency, 24-hour advertising changes in high-traffic locations and allow us to offer our clients optimal flexibility, distribution, circulation and visibility. We expect this trend to continue as we increase our quantity of digital inventory. As of December 31, 2017, we had deployed more than 1,100 digital billboards in 28 markets in the United States.
Sources of Revenue
Americas outdoor generated 20%, 20% and 22% of our revenue in 2017, 2016 and 2015, respectively.  Americas outdoor revenue is derived from the sale of advertising copy placed on our printed and digital displays.  Our display inventory consists primarily of billboards, transit displays and street furniture.  The margins on our billboard contracts, including those related to digital billboards, tend to be higher than those on contracts for other displays, due to their greater size, impact and location along major roadways that are highly trafficked.  Billboards comprise approximately two-thirds of our display revenues.  The following table shows the approximate percentage of revenue derived from each category for our Americas outdoor inventory:

	Year Ended December 31,
	2017	2016	2015
Billboards:
Bulletins	59%	59%	58%
Posters	10%	10%	12%
Transit displays	16%	16%	15%
Street furniture displays	7%	7%	6%
Spectaculars/wallscapes	4%	4%	5%
Other	4%	4%	4%
Total	100%	100%	100%
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
Street Furniture Displays
Our street furniture displays include advertising surfaces on bus shelters, information kiosks, freestanding units and other public structures, are available in both printed and digital formats, and are primarily located in major metropolitan areas and along major commuting routes.  Generally, we are responsible for the construction and maintenance of street furniture structures.  Contracts for the right to place our street furniture displays in the public domain and sell advertising space on them are awarded by municipal and transit authorities in competitive bidding processes governed by local law.  Generally, these contracts have terms ranging from 10 to 20 years.  As compensation for the right to sell advertising space on our street furniture structures, we pay the municipality or transit authority a fee or revenue share that is either a fixed amount or a percentage of the revenue derived from the street furniture displays.  Typically, these revenue sharing arrangements include payments by us of minimum guaranteed amounts.  Client contracts for street furniture displays typically have terms ranging from four weeks to one year, and are typically for network packages of multiple street furniture displays.
Other Displays
The balance of our display inventory consists of spectaculars and wallscapes.  Spectaculars are customized display structures that often incorporate video, multidimensional lettering and figures, mechanical devices and moving parts and other embellishments to create special effects.  The majority of our spectaculars are located in Los Angeles, San Francisco and Times Square in New York City.  Client contracts for spectaculars typically have terms of one year or longer.  A wallscape is a display that drapes over or is suspended from the sides of buildings or other structures.  Generally, wallscapes are located in high-profile areas where other types of outdoor advertising displays are limited or unavailable.  Clients typically contract for individual wallscapes for extended terms.
Advertising Inventory and Markets
As of December 31, 2017, we owned or operated approximately 94,000 display structures in our Americas outdoor advertising segment with operations in 43 of the 50 largest markets in the United States, including all of the 20 largest markets.  Therefore, no one property is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.
Our displays are located on land we own, lease or for which we have acquired permanent easements or executed long-term management agreements.  The majority of the advertising structures on which our displays are mounted require permits.  Permits are granted for the right to operate an advertising structure as long as the structure is used in compliance with the laws and regulations of the applicable jurisdiction.

In January 2017, Americas outdoor sold its Indianapolis, Indiana market in exchange for certain assets in Atlanta, Georgia with a fair value of $39.4 million, plus $43.1 million in cash, net of closing costs. The assets acquired as part of the transaction consisted of $9.9 million in fixed assets and $29.5 million in intangible assets (including $2.3 million in goodwill). The Company recognized a net gain of $28.9 million related to the sale, which is included within Other operating income (expense), net.
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
Construction and Operation
We typically own the physical structures on which our clients’ advertising copy is displayed.  We manage the construction of our structures centrally and erect them on sites we either lease or own or for which we have acquired permanent easements.  The site lease terms generally range from one to 20 years.  In addition to the site lease, we must obtain a permit to build new signs or convert existing signs to digital format.  Permits are typically granted in perpetuity by the state and/or local government and typically are transferable or renewable for a minimal, or no, fee.  Printed bulletin and poster advertising copy is primarily printed with computer generated graphics on a single sheet of vinyl supplied by the advertiser.  These advertisements are then transported to the site and wrapped around the face of the site or affixed to a hardware anchoring system on the display site.  The operational process also includes conducting visual inspections of the inventory for display defects and taking the necessary corrective action within a reasonable period of time.
Client Categories
In 2017, the top five client categories in our Americas outdoor segment were business services, retail, healthcare and medical, media and restaurants.
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
International Outdoor Advertising
Our International outdoor business segment includes our operations in Europe and Asia, with approximately 34%, 32% and 34% of our revenue in this segment derived from France and the United Kingdom for the years ended December 31, 2017, 2016 and 2015.  As of December 31, 2017, we owned or operated more than 480,000 displays across 18 countries.
Our International outdoor assets consist of street furniture, billboards, transit displays, retail displays, SmartBike programs and other spectaculars, which we own or operate under lease or license agreements. Our International business is focused on densely-populated metropolitan areas.
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
Promote Overall Outdoor Media Spending.  Our strategy is to promote growth in outdoor advertising’s share of total media spending by demonstrating the strength of our medium.  We believe that outdoor advertising is strongly positioned to compete with other media, whose audiences are fragmenting to online equivalents of traditional media content. As part of our effort to promote growth in outdoor advertising’s share of total media, we are focusing on developing and implementing improved outdoor audience delivery measurement systems (such as our C.A.S.T. system in France) to provide advertisers with tools to plan their campaigns and determine how effectively their message is reaching the desired audience.
Differentiate on Sales and Marketing. For over five years, we have spent time and resources building commercial capabilities through a company wide sales force effectiveness program and an upgrade in our sales and marketing talent. These capabilities allow us to build and nurture relationships with our clients and their agencies as well as to offer packages and products that meet our clients’ advertising needs. Going forward, particular areas of focus include pricing, packaging and programmatic selling. Our new proprietary programmatic platform enables marketers to buy our out of home inventory in audience-based packages, giving them the ability to manage their campaigns on a self-service basis.
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
Continue to Deploy Digital Display Networks.  Our digital outdoor displays are a dynamic medium, which enables our customers to engage in real-time, tactical, topical and flexible advertising. We will continue our focused and dedicated digital strategy and remain committed to the development of digital out-of-home communication solutions. Through our digital brand, Clear Channel Play, we are able to offer networks of digital displays in multiple formats and multiple environments including bus shelters, billboards, airports, transit, malls and flagship locations. Part of our long-term strategy is to pursue the diversification of our product offering by introducing technologies, such as beacons, small cells, wayfinding stations and provision of wifi in our street furniture network, as additions to traditional methods of displaying our clients’ advertisements. We are currently installing these technologies in a number of our markets. Digital displays enable revenue growth by enhancing the core proposition of outdoor advertising to our clients by improving the quality of display; enabling greater utilization of our best advertising locations through sequential displays; allowing advertisers to plan campaigns around specific days or times of day; and enhancing creativity and contextual relevance of advertisements, tailoring messages according to specific locations, times or other inputs, such as the current weather or latest betting odds. We seek to achieve greater consumer engagement and flexibility by delivering powerful, flexible and interactive campaigns that open up new possibilities for advertisers to engage with their target audiences.  We had more than 13,500 digital displays in 16 countries across Europe and Asia as of December 31, 2017.
Sources of Revenue
Our International outdoor segment generated 22%, 23% and 23% of our revenue in 2017, 2016 and 2015, respectively.  Our International outdoor display inventory consists primarily of street furniture displays, billboards, transit displays and other out-of-home advertising displays. The following table shows the approximate percentage of revenue derived from each inventory category of our International outdoor segment:

	Year Ended December 31,
	2017	2016	2015
Street furniture displays	51%	52%	52%
Billboards	17%	17%	19%
Transit displays	11%	10%	9%
Other (1)	21%	21%	20%
Total	100%	100%	100%

(1)
Includes advertising revenue from retail displays, other small displays, and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services, operation of SmartBike programs and production revenue.

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
Street Furniture Displays
Our International street furniture displays, available in printed and digital formats, are substantially similar to their Americas street furniture counterparts, and include bus shelters, freestanding units, various types of kiosks, telephone boxes and other public structures.  Internationally, contracts with municipal and transit authorities for the right to place our street furniture in the public domain and sell advertising on such street furniture typically provide for terms ranging up to 15 years. The major difference between our International and Americas street furniture businesses is in the nature of the municipal contracts.  In our International outdoor business, these contracts typically require us to provide the municipality with a broader range of metropolitan amenities such as bus shelters with or without advertising panels, information kiosks and public wastebaskets, as well as space for the municipality to display maps or other public information.  In exchange for providing such metropolitan amenities and display space, we are authorized to sell advertising space on certain sections of the structures we erect in the public domain.  Our International print street furniture is typically sold to clients as network packages of multiple street furniture displays, with contract terms ranging from one to two weeks. Due to its dynamic and real time delivery capabilities, digital street furniture can be sold flexibly, allowing advertisers to buy solutions on a ‘play and impact’ audience-based model to reach and engage their audiences with dynamic, contextually relevant and targeted messages
Billboards
The sizes of our International billboards are not standardized.  The billboards vary in both format and size across our networks, with the majority of our International billboards being similar in size to our posters used in our Americas outdoor business.
Our billboard inventory is primarily comprised of premium billboards and classic billboards and is available in printed and digital formats.

•
Premium. Digital premium billboards allow advertisers to dynamically change messages throughout the course of a day to more effectively target and engage audiences in key locations, and may display advertisements for multiple customers. Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously change messages throughout the course of a day. Because of their greater size, impact, high frequency and 24-hour advertising changes, digital premium billboards typically deliver our highest rates. Almost all of the advertising copy displayed on printed premium billboards is digitally-printed and transported to the billboard where it is secured to the display surface. Premium billboards generally are located along major expressways, primary commuting routes and main intersections that are highly visible and heavily trafficked. Our clients may contract for individual billboards or a network of billboards.

•
Classic. Digital and printed classic billboards are available in a variety of formats across our markets. Similar to digital premium billboards, classic digital billboards are linked through centralized computer systems to instantaneously and simultaneously change messages throughout the course of a day. Advertising copy for printed classic billboards is digitally printed then transported and secured to the poster surfaces. Classic billboards generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater demographic targeting than those displayed on premium billboards. Classic billboards typically deliver lower rates than our premium billboards. Our intent is to combine the creative impact of premium billboards with the additional reach and frequency of classic billboards.

Our billboards are primarily sold to clients as network packages with contract terms typically ranging from one to two weeks. Long-term client contracts are also available and typically have terms of up to one year. We lease the majority of our billboard sites from private landowners, usually for one to ten years.
Transit Displays
Our International transit display contracts are substantially similar to their Americas transit display counterparts.  They are advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams and within the common areas of rail stations and airports, and are available in both printed and digital formats. Similar to street furniture, contracts for the right to place our displays on such vehicles or within such transit systems and to sell advertising space on them generally are awarded by public transit authorities in competitive bidding processes or are negotiated with private transit operators. Contracts with public transit authorities or private transit operators typically have terms ranging from two to five years. Our client contracts for transit displays, either printed or digital, generally have terms ranging from one week to one year, or longer. Due to its dynamic and real time delivery capabilities, digital transit can be sold flexibly, allowing advertisers to buy solutions on a ‘play and impact’ audience-based model to reach and engage their audiences with dynamic, contextually relevant and targeted messages.
Retail Displays
Our retail displays are mainly standalone advertising structures in or in close proximity to retail outlets such as malls and supermarkets. The right to place our displays in these locations and to sell advertising space on them generally is awarded by retail outlet operators such as large retailers or mall operators either through private tenders or bilateral negotiations. Upfront investment and ongoing maintenance costs vary across contracts. Contracts with mall operators and retailers have terms ranging from three to ten years. Our client contracts for retail displays, either printed or digital, generally have terms ranging from one week to two weeks. Due to its dynamic and real time delivery capabilities, digital retail displays can be sold flexibly, allowing advertisers to buy solutions on a ‘play and impact’ audience-based model to reach and engage their audiences with dynamic, contextually relevant and targeted messages.
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
Advertising Inventory and Markets
As of December 31, 2017, we owned or operated more than 480,000 displays in our International outdoor segment, with operations across 18 countries.  Our International outdoor display count includes display faces, which may include multiple faces on a single structure, as well as small, individual displays.  As a result, our International outdoor display count is not comparable to our Americas outdoor display count, which includes only unique displays.  No one property is significant to our overall operations.  We believe that our properties are in good condition and suitable for our operations.
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
Construction and Operation
The International manufacturing process largely consists of two elements: the manufacture and installation of advertising structures and the weekly preparation of advertising posters for distribution throughout our networks. We outsource the manufacturing of advertising structures to third parties and regularly seek competitive bids. We use a wide range of suppliers located in many of our markets, although much of our inventory is manufactured in China and the United Kingdom. The design of street furniture structures (such as bus shelters, bicycle racks and kiosks) is typically done in conjunction with a third party design or architectural firm and followed by a competitive bidding process to select a manufacturer. Our street furniture sites are posted by our own employees or subcontractors who also clean and maintain the sites. The decision to use our own employees or subcontractors is made on a market-by-market basis taking into consideration the mix of products in the market and local labor costs.
Client Categories
In 2017, the top five client categories in our International segment, based on International revenue derived from these categories, were retail, entertainment, telecommunications, internet and e-commerce and food and food products.

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
Other
Our Other category includes our media representation firm, Katz Media, which is ancillary to our other businesses.
Katz Media, a leading media representation firm in the U.S. for radio and television stations, sells national spot advertising time for clients in the radio and television industries.  As of December 31, 2017, Katz Media represented more than 3,000 radio stations.  Katz Media also represents more than 900 television and digital multicast stations throughout the United States.
Katz Media generates revenue primarily through contractual commissions realized from the sale of national spot and online advertising.  National spot advertising is commercial airtime sold to advertisers on behalf of radio and television stations.  Katz Media represents its media clients pursuant to media representation contracts, which typically have terms of up to ten years in length.
Employees
As of December 31, 2017, we had approximately 13,600 domestic employees and approximately 4,300 international employees, of which approximately 16,400 were in direct operations and 1,500 were in administrative or corporate related activities.  Approximately 800 of our employees are subject to collective bargaining agreements in their respective countries. We are a party to numerous collective bargaining agreements, none of which represent a significant number of employees.  We believe that our relationship with our union and non-union employees is good.
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
Ownership Regulation
FCC rules and policies define the interests of individuals and entities, known as “attributable” interests, which implicate FCC rules governing ownership of broadcast stations and other specified mass media entities.  Under these rules, attributable interests generally include: (1) officers and directors of a licensee or of its direct or indirect parents; (2) general partners; (3) limited partners and limited liability company members, unless properly “insulated” from management activities; (4) a 5% or more direct or indirect voting stock interest in a corporate licensee or parent, except that, for a narrowly defined class of passive investors, the attribution threshold is a 20% or more voting stock interest; and (5) combined equity and debt interests in excess of 33% of a licensee’s total asset value, if the interest holder provides over 15% of the licensee station’s total weekly programming, or has an attributable broadcast or newspaper interest in the same market (the “EDP Rule”).  An entity that owns one or more radio stations in a market and programs more than 15% of the broadcast time, or sells more than 15% per week of the advertising time, on a radio station in the same market is generally deemed to have an attributable interest in that station.
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

•
Newspaper-Broadcast Cross-Ownership Rule. FCC rules have historically prohibited an individual or entity from having an attributable interest in either a radio or television station and a daily newspaper located in the same market. As noted below, the FCC has recently adopted an order eliminating this prohibition.

•
Radio-Television Cross-Ownership Rule.  FCC rules have permitted the common ownership of one television and up to seven same-market radio stations, or up to two television and six same-market radio stations, depending on the number of independent media voices in the market and on whether the television and radio components of the combination comply with the television and radio ownership limits, respectively. As noted below, the FCC has recently adopted an order eliminating limitations on radio-television cross-ownership.

The FCC is required to conduct periodic reviews of its media ownership rules. In August 2016, the FCC concluded its 2010 and 2014 quadrennial reviews with a decision retaining the local radio ownership rules, the radio-television cross-ownership rule and the prohibition on newspaper-broadcast cross-ownership without significant change. In November 2017, however, the FCC adopted an order reconsidering the August 2016 decision and modifying it in a number of respects. The November 2017 order on reconsideration did not significantly modify the August 2016 decision with respect to the local radio ownership limits. It did, however, eliminate the FCC's previous limits on radio-television cross-ownership and newspaper-broadcast cross-ownership. These rule changes became effective on February 7, 2018, but the November 2017 order on reconsideration has been appealed. We cannot predict the outcome of the FCC's media ownership proceedings or their effects on our business in the future.
Irrespective of the FCC's media ownership rules, the Antitrust Division of the U.S. Department of Justice ("DOJ") and the U.S. Federal Trade Commission ("FTC") have the authority to determine that a particular transaction presents antitrust concerns. In particular, where the proposed purchaser already owns one or more radio stations in a particular market and seeks to acquire radio stations in that market, the DOJ has, in some cases, obtained consent decrees requiring radio station divestitures.
Alien Ownership Restrictions
The Communications Act restricts foreign entities or individuals from owning or voting more than 20% of the equity of a broadcast licensee directly.  It also restricts foreign entities or individuals from owning or voting more than 25% of a licensee’s equity indirectly (i.e., through a parent company), unless the FCC has made a finding that greater indirect foreign ownership is in the public interest. Since we serve as a holding company for FCC licensee subsidiaries, we are effectively restricted from having more than one-fourth of our stock owned or voted directly or indirectly by foreign entities or individuals.  The FCC has clarified that it will entertain and authorize, on a case-by-case basis and upon a sufficient public interest showing, proposals to exceed the 25% foreign ownership limit in broadcasting holding companies.  In September 2016, the FCC adopted rules to simplify and streamline the process for requesting authority to exceed the 25% indirect foreign ownership limit and reformed the methodology that publicly-traded broadcasters may use to assess their compliance with the foreign ownership restrictions.
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

Content, Licenses and Royalties
We must pay royalties to copyright owners of musical compositions (typically, songwriters and publishers) whenever we broadcast or stream musical compositions.  Copyright owners of musical compositions most often rely on intermediaries known as performing rights organizations (“PROs”) to negotiate licenses with copyright users for the public performance of their compositions, collect royalties under such licenses and distribute them to copyright owners. We have obtained public performance licenses from, and pay license fees to, the three major PROs in the United States, which are the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”).  There is no guarantee that a given songwriter or publisher will remain associated with ASCAP, BMI or SESAC or that additional PROs will not emerge.  In 2013, a new PRO was formed named Global Music Rights (“GMR”).  GMR has secured the rights to certain high-value copyrights and is seeking to negotiate individual licensing agreements with radio stations for songs in its repertoire. GMR and the Radio Music License Committee, Inc. ("RMLC"), which negotiates music licensing fees with PROs on behalf of many U.S. radio stations, have instituted antitrust litigation against one another. Additionally, there has been litigation concerning whether the consent decrees between the DOJ and major PROs require full-work licensing, most recently resulting in a ruling by a federal appeals court that they do not. The withdrawal of a significant number of musical composition copyright owners from the three established PROs; the emergence of one or more additional PROs; the outcome of the GMR/RMLC litigation; and the outcome of the full-work licensing issue could impact, and in some circumstances increase, our royalty rates and negotiation costs.
To secure the rights to stream music content over the Internet, we also must obtain performance rights licenses and pay public performance royalties to copyright owners of sound recordings (typically, performing artists and record companies).  Under Federal statutory licenses, we are permitted to stream any lawfully released sound recordings and to make ephemeral reproductions of these recordings on our computer servers without having to separately negotiate and obtain direct licenses with each individual copyright owner as long as we operate in compliance with the rules of those statutory licenses and pay the applicable royalty rates to SoundExchange, the organization designated by the Copyright Royalty Board (“CRB”) to collect and distribute royalties under these statutory licenses.  Sound recordings fixed on or after February 15, 1972 are protected by federal copyright law.  Sound recording copyright owners have asserted that state law provides copyright protection for recordings fixed before that date (“pre-72 recordings”).  Sound recording copyright owners have sued radio broadcasters and digital audio transmission services (including us) for unauthorized public performances and reproductions of pre-72 recordings under various state laws. Courts applying the laws of at least four states have denied protection to pre-72 recordings, and the issue remains pending elsewhere. Legislation has also been introduced in Congress that would preempt state law claims for copyright violations related to pre-72 recordings. If legislative efforts are unsuccessful, and if the courts ultimately determine that there are public performance rights in pre-72 sound recordings and those rulings are held to apply to radio broadcasting or Internet simulcasting, it could impede our ability to broadcast or stream pre-72 recordings and/or increase our licensing and negotiating costs of doing so.
The rates at which we pay royalties to copyright owners are privately negotiated or set pursuant to a regulatory process.  In addition, we have business arrangements directly with some copyright owners to receive deliveries of and, in some cases, to directly license their sound recordings for use in our Internet operations.  There is no guarantee that the licenses and associated royalty rates that currently are available to us will be available to us in the future.  Congress may consider and adopt legislation that would require us to pay royalties to sound recording copyright owners for broadcasting those recordings on our terrestrial radio stations. In addition, the CRB has issued a final determination establishing copyright royalty rates for the public performance and ephemeral reproduction of sound recordings by various noninteractive webcasters, including radio broadcasters that simulcast their terrestrial programming online, to apply to the period January 1, 2016-December 31, 2020 under the so-called webcasting statutory license.  The rates set by the CRB represent a decrease from the 2015 CRB rates applicable to broadcasters and other webcasters, but the determination has been appealed. Increased royalty rates could significantly increase our expenses, which could adversely affect our business.  Additionally, there are conditions applicable to the webcasting statutory license. Some, but not all, record companies have agreed to waive or provide limited relief from certain of these conditions under certain circumstances.  Some of these conditions may be inconsistent with customary radio broadcasting practices.
Privacy and Data Protection
We collect certain types of information from users of our technology platforms, including, without limitation, our websites, web pages, interactive features, applications, social media pages, and mobile application (“Platforms”), in accordance with the privacy policies and terms of use posted on the applicable Platform.  We collect personally identifiable information directly from Platform users in several ways, including when a user purchases our products or services, registers to use our services, fills out a listener profile, posts comments, uses our social networking features, participates in polls and contests and signs up to receive email newsletters.  We also may obtain information about our listeners from other listeners and third parties.  We use the information we collect about and from Platform users for a variety of business purposes. Outside our radio business, we collect personally identifiable information from our employees, from users of our Smartbike services, from our business partners and from consumers who interact with our digital panels, including the use of behavioral analysis software.

We are subject to a number of laws and regulations relating to consumer protection, information security, data protection and privacy.  Many of these laws and regulations are still evolving and could be interpreted in ways that could harm our business.  In the area of information security and data protection, the laws in several states in the United States and most countries require companies to implement specific information security controls and legal protections to protect certain types of personally identifiable information.  Likewise, most states in the United States and most countries have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their personally identifiable information.  Any failure on our part to comply with these laws may subject us to significant liabilities.
We have implemented commercially reasonable organizational and technical physical and electronic security measures that are designed to protect against the loss, misuse, and alteration of our listeners’, employees', clients' and customers' personally identifiable information and to protect our proprietary business information. In Europe, we have appointed a Chief Data Protection Officer and are preparing a comprehensive legal and information security-led approach to compliance with the new Europe-wide General Data Protection Regulation (the "GDPR") in line with our obligations and our risk profile.  Despite our best efforts, no security measures are perfect or impenetrable.  Any failure or perceived failure by us to protect our information or information about our listeners, employees, clients and customers or to comply with our policies or applicable regulatory requirements could result in damage to our business and loss of confidence in us, damage to our brands, the loss of users of our services, including listeners, consumers, business partners and advertisers, as well as proceedings against us by governmental authorities or others, which could harm our business.
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
To satisfy the HBA’s requirements, all states have passed billboard control statutes and regulations that regulate, among other things, construction, repair, maintenance, lighting, height, size, spacing and the placement and permitting of outdoor advertising structures.  We are not aware of any state that has passed control statutes and regulations less restrictive than the prevailing federal requirements on the federal highway system, including the requirement that an owner remove any non-

grandfathered, non-compliant signs along the controlled roads, at the owner’s expense and without compensation.  Local governments generally also include billboard control as part of their zoning laws and building codes regulating those items described above and include similar provisions regarding the removal of non-grandfathered structures that do not comply with certain of the local requirements.  Some local governments have initiated code enforcement and permit reviews of billboards within their jurisdiction. In some instances we have had to remove billboards as a result of such reviews.
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
ITEM 1A.  RISK FACTORS
Chapter 11 Reorganization Risks
We filed for reorganization under Chapter 11 of the Bankruptcy Code on March 14, 2018 and are subject to the risks and uncertainties associated with the Chapter 11 Cases.
For the duration of our Chapter 11 Cases, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy. Risks and uncertainties associated with our Chapter 11 Cases include the following:

•	our creditors or other third parties may take actions or make decisions that are inconsistent with and detrimental to the plans we believe to be in the best interests of the Company;

•	we may be unable to obtain court approval with respect to certain matters in the Chapter 11 Cases from time to time;

•	the court may not agree with our objections to positions taken by other parties;

•	we may not be able to confirm and consummate a Chapter 11 plan of reorganization or may be delayed in doing so;

•	we may not be able to obtain and maintain normal credit terms with vendors, strategic partners and service providers;

•	we may not be able to continue to invest in our products and services, which could hurt our competitiveness;

•	we may not be able to enter into or maintain contracts that are critical to our operations at competitive rates and terms, if at all;

•
we may be exposed to risks associated with third parties seeking and obtaining court approval to (i) terminate or shorten our exclusivity period to propose and confirm a plan of reorganization, (ii) appoint a Chapter 11 trustee or (iii) convert the cases to Chapter 7 liquidation cases; and

•	our customers may choose to advertise with our competitors.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events, the positions we take in court, or publicity associated with our Chapter 11 Cases could adversely affect our ability to compete for advertising dollars and our relationship with our customers, as well as with our business partners, vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the Chapter 11 Cases are protracted. Because of the risks and uncertainties associated with our Chapter 11 Cases, the ultimate impact of events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified. If any one or more of these risks materializes, it could affect our ability to continue as a going concern.
Operating under Chapter 11 may restrict our ability to pursue our business strategies.
Under Chapter 11, transactions outside the ordinary course of business will be subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. We must obtain Bankruptcy Court approval to, among other things:

•	engage in certain transactions with our vendors;

•	buy or sell assets outside the ordinary course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	grant liens; and

•	finance our operations, investments or other capital needs or to engage in other business activities that would be in our interest.

The Chapter 11 Cases have required and will continue to require a substantial amount of time and attention of our senior management, which may have an adverse effect on our business and results of operations.
The requirements of the Chapter 11 Cases have required and will continue to require a substantial portion of time and attention from our senior management team and leave them with less time to devote to the operations of our business. Our management has spent considerable time participating in the development of restructuring plans and the business plan for the Company. This diversion of management’s attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.
We may experience increased levels of employee attrition as a result of the Chapter 11 Cases.
As a result of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incent key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our financial condition, liquidity and results of operations.
Our businesses could suffer from a protracted restructuring.
Our future results are dependent upon the timely and successful filing, confirmation and implementation of a plan of reorganization. If a restructuring is protracted, it could adversely affect our operating results, including our relationships with our advertising customers, business partners and employees. The longer the proceedings related to the Chapter 11 Cases continue, the more likely it is that our advertising customers will lose confidence in our ability to reorganize our businesses successfully and seek to establish alternative commercial relationships. If we experience a protracted reorganization, there is a significant risk that the value of our enterprise would be substantially eroded to the detriment of all stakeholders. In addition, the RSA requires that we achieve various milestones in the Chapter 11 Cases, including that a plan of reorganization be effective by March 14, 2019. If we fail to achieve these milestones, the Consenting Stakeholders may terminate the RSA, which could create considerable uncertainty in the bankruptcy process.

Our ability to emerge from Chapter 11 and operate profitably thereafter will depend on our ability to obtain exit financing or other capital and to reduce our debt and debt service costs.
It is too early in the Chapter 11 process for us to have certainty regarding the terms of our ultimate plan of reorganization. However, for our ultimate plan of reorganization to be effective, we will need to obtain exit financing or capital to fund our emergence costs and support our business following emergence. We cannot presently determine the final terms of such financing, nor can there be any assurances of our success in obtaining it. In addition to pursuing traditional forms of exit financing, we also intend to explore potential merger and acquisition transactions and other investment transactions with financial and strategic investors. Failure to obtain exit financing or other capital may delay our emergence from bankruptcy protection and/or limit our alternatives, which could result in our inability to continue as a going concern. Even if such financing or other capital is available, there is no guarantee that we will be able to implement our business plan and achieve improved financial results.
Our current cost structure is heavily driven by existing levels of indebtedness. Our plan of reorganization contemplates restructuring, renegotiating, and/or otherwise discharging a substantial portion of our debt. Nevertheless, there is no guarantee that we will be able to successfully achieve sufficient reductions in our debt and debt service costs and other cost savings or otherwise meet our planned continuing obligations. Failure to achieve substantial interest cost reduction and other cost savings upon emergence could materially hamper our ability to operate profitably after emergence, and could result in our inability to continue as a going concern.
Third parties may propose competing Chapter 11 plans of reorganization and we may receive unsolicited offers for the Company or our assets.
Chapter 11 gives us the exclusive right to file a plan of reorganization during the first 120 days after filing. That period can be extended for cause up to a total of 18 months from the Petition Date with approval of the Bankruptcy Court. While we intend to conclude our Chapter 11 Cases during this so-called “exclusivity period”, there can be no assurance that we will be able to do so. Although we filed a plan of reorganization on April 28, 2018, there is no assurance that such plan of reorganization will be approved by the requisite creditors and the Bankruptcy Court. After the expiration of the exclusivity period, third parties can file one or more Chapter 11 plans of reorganization for the Debtors. An alternative plan of reorganization could contemplate the Company continuing as a going concern, the Company being broken up, the Company or its assets being acquired by a third party, the Company being merged with a competitor, or some other proposal. We may not believe that such an alternative plan of reorganization is in our stakeholders’ best interests or fully values the benefits to be achieved by our reorganization. If we cannot successfully obtain approval of our plan of reorganization during the exclusivity period, we may have limited ability to prevent an alternative plan of reorganization from being approved by the Bankruptcy Court.
Companies in Chapter 11 are often the target of unsolicited merger and acquisition offers, and there is no guarantee that we will emerge from Chapter 11 as a standalone company. An unsolicited proposal or alternative plan of reorganization could potentially delay our emergence from Chapter 11 and expose us to a number of other risks, including potential limitations on our ability to execute our business plan and strategic initiatives; difficulties in hiring, retaining and motivating key personnel; negative reactions among our employees, vendors, strategic partners and service providers; a failure to provide stakeholders full value for the benefits that could be achieved by the Company post-emergence on a stand-alone basis; and unease and uncertainty among our advertising customer base. In addition, any potential transaction proposed during Chapter 11, even if we decided such transaction was in our best interest, would be expressly subject to Bankruptcy Code requirements and Bankruptcy Court approval.
We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.
To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to a Chapter 11 plan of reorganization, solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such a plan, which have not occurred to date. The confirmation process is subject to numerous, unanticipated potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding our plan.
Even though the Consenting Stakeholders have agreed pursuant to the RSA to support a plan of reorganization to effect the Restructuring Transactions described therein, we may not receive the requisite acceptances of constituencies in the proceedings related to the Chapter 11 Cases proceedings to confirm a plan. Even if the requisite acceptances of a plan are received, the Bankruptcy Court may not confirm such a plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims).

If a Chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.
Even if a Chapter 11 plan of reorganization is consummated, we will continue to face risks.
Even if a Chapter 11 plan of reorganization is consummated, we will continue to face a number of risks, including certain risks that are beyond our control, such as further deterioration or other changes in economic conditions, changes in our industry and potential revaluing of our assets due to the Chapter 11 Cases. Some of these concerns and effects typically become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed. As a result of these risks and others, there is no guarantee that any plan of reorganization will achieve our stated goals.
Furthermore, we cannot predict the ultimate amount of all settlement terms for the Debtors’ liabilities that will be subject to a plan of reorganization. Even if our debts are reduced or discharged through a plan of reorganization, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 process. Adequate funds may not be available when needed or may not be available on favorable terms. Even once a plan of reorganization is implemented, our operating results may be adversely affected by the possible reluctance of advertisers to do business with a company that recently emerged from bankruptcy proceedings.
As a result of the Chapter 11 Cases, our historical financial information may be volatile and not be indicative of our future financial performance.
During the Chapter 11 Cases, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance may not be indicative of our future financial performance.
Our capital structure will likely be significantly altered under any plan confirmed by the Bankruptcy Court. Under fresh-start accounting rules that may apply to us upon the effective date of a plan, our assets and liabilities would be adjusted to fair value, which could have a significant impact on our financial statements. Accordingly, if fresh-start accounting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. In connection with the Chapter 11 Cases and the development of a plan of reorganization, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position, liquidity and results of operations.
We may be subject to claims that will not be discharged in the Chapter 11 Cases.
The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to the filing of our Chapter 11 Cases (i) will be subject to compromise and/or treatment under the plan of reorganization or (ii) will be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. However, there can be no assurance that the aggregate amount of such claims that are not subject to treatment under the plan of reorganization or that are not discharged will not be material.
Liquidity Risk
Our cash flows may not provide sufficient liquidity during the Chapter 11 Cases. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
Our ability to fund our operations and our capital expenditures require a significant amount of cash. Our principal sources of liquidity historically have been cash flow from operations, borrowing capacity under the senior secured credit facilities and the receivables based credit facility and issuances of bonds. If our cash flow from operations decreases as a result of lower advertising prices, decreased listener demand, or otherwise, we may not have the ability to expend the capital necessary to improve or maintain our current operations, resulting in decreased revenues over time.
We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Cases. We cannot assure you that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases until we are able to emerge from our Chapter 11 Cases.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of the cash collateral order entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to develop, confirm and consummate a plan of reorganization or other alternative restructuring transaction, and (v) the cost, duration and outcome of the Chapter 11 Cases.
We may not have sufficient cash to fund our operations and our emergence costs.
As discussed above under “Chapter 11 Reorganization Risks,” our cash flows from operations may not provide sufficient liquidity during the Chapter 11 Cases and exit financing or capital may not be sufficient to support our operations post-emergence. Our operating cash flows and exit financing or capital may not be sufficient to pay our debt as it comes due, interest on our debt, emergence costs and other operating expenses. We currently face significantly higher operating expenses due in part to payments to our financial and legal advisors, as well as fees and other amounts payable to the advisors to our lenders and bondholders in connection with the Chapter 11 Cases. Because we have limited short-term sources of cash, we may be unable to successfully emerge from bankruptcy or implement our plan of reorganization.
The filing of the Chapter 11 Cases is intended to permit iHeartCommunications to reduce its indebtedness to achieve a manageable capital structure. We are in the process of developing and implementing a plan of reorganization that conforms to the terms set forth in the RSA and meets the standards for confirmation under the Bankruptcy Code. We believe that we will have sufficient cash from operations to fund anticipated cash requirements for the next twelve months. Our ability to maintain adequate liquidity through the reorganization process and beyond depends on successful operation of our business, and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors.
The Consolidated Financial Statements included in this Annual Report on Form 10-K have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The Consolidated Financial Statements do not reflect any adjustments that might result from the outcome of the Chapter 11 Cases. We have significant indebtedness, all of which we have reclassified to current liabilities at December 31, 2017. Our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. As a result of our financial condition, the defaults under our debt agreements, and the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists that we will be able to continue as a going concern.
CCOH’s substantial indebtedness could have a material adverse effect on CCOH’s performance and on our financial condition and liquidity.
Our subsidiary CCOH has a substantial amount of indebtedness. As of December 31, 2017, CCOH had $5.3 billion of total indebtedness outstanding, including: (1) $2.7 billion aggregate principal amount of CCWH’s senior notes, net of unamortized discounts of $4.2 million, which mature in November 2022; (2) $2.2 billion aggregate principal amount of CCWH’s senior subordinated notes, which mature in March 2020; (3) $379.0 million aggregate principal amount outstanding of international subsidiary senior notes, net of unamortized premiums of $4.0 million, which mature in December 2020; and (4) $2.4 million of other debt. CCOH’s ability to make scheduled payments on its debt obligations depends on its financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond its control. CCOH may not be able to maintain a level of cash flows from operating activities sufficient to permit it to pay the principal and interest on its indebtedness. CCOH’s operations and its ability to successfully refinance or extend its debt may also be negatively affected by our Chapter 11 Cases.
iHeartCommunications, which is a Debtor in the Chapter 11 Cases, provides the day-to-day cash management services for CCOH’s cash activities and balances in the U.S. pursuant to the Corporate Services Agreement between iHeartCommunications and CCOH, and is continuing to do so during the Chapter 11 Cases pursuant to a cash management order approved by the Bankruptcy Court. CCOH does not have any material committed external sources of capital other than iHeartCommunications. If CCOH has a significant need for capital in the future and iHeartCommunications is limited in its ability to provide such capital, there could be a material adverse effect on CCOH’s financial condition and liquidity, which would have a material adverse effect on our financial condition and liquidity.

Our substantial indebtedness upon emergence from Chapter 11 may adversely affect our financial health and operating flexibility.
The terms of the RSA contemplate that upon the effective date of a plan of reorganization, we will have a senior secured asset-based revolving credit facility sufficient to fund the distributions required by the plan of reorganization and $5,750 million in principal amount of secured debt. This substantial amount of indebtedness could have important consequences to us, including:

•	limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our business strategy or other purposes;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;

•
increasing our vulnerability to general adverse economic and industry conditions, including increases in interest rates, particularly given our substantial indebtedness which bears interest at variable rates;

•	limiting our ability to capitalize on business opportunities and to react to competitive pressures; and

•	limiting our ability or increasing the costs to refinance indebtedness.

The Chapter 11 Cases may give rise to unfavorable tax consequences for us.

The consummation of the Chapter 11 Cases may have an adverse tax impact on us.  The RSA contemplates the separation of our business from CCOH, with certain senior creditors of iHeartCommunications receiving the approximately 89.5% of CCOH’s outstanding shares of common stock that are currently owned indirectly by iHeartCommunications.  It has not yet been determined whether such separation will be structured as a taxable transaction or as a tax-free reorganization.  In either case, there is a risk that such separation will give rise to a U.S. federal income tax liability. If such liability were to arise, we would be jointly liable for such tax liability under federal law. iHeartCommunications will be contractually obligated to indemnify CCOH with respect to any such liability. Similar principles may apply for foreign, state and local income tax purposes where we file combined, consolidated or unitary returns with iHeartCommunications or its subsidiaries for federal, foreign, state and local income tax purposes.  If an “ownership change” (as discussed below) were to occur prior to the conclusion of the Chapter 11 Cases, any tax liability recognized in connection with any transaction, particularly any taxable transaction, could be meaningfully increased.
In addition, we expect to be required to significantly reduce certain of our tax attributes, including net operating loss carryforwards, as a result of any cancellation of indebtedness income realized in connection with the Chapter 11 Cases.
Transfers of our equity and issuances of equity in connection with the Chapter 11 Cases may impair our ability to utilize our federal income tax net operating loss carryforwards in future years.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years. Our ability to utilize our net operating loss carryforwards to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in section 382 of the U.S. Internal Revenue Code, then our ability to use our net operating loss carryforwards may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” if one or more shareholders owning 5% or more of a corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. Following the implementation of a plan of reorganization in the Chapter 11 Cases, it is expected that we will experience an “ownership change.”  Under section 382 of the U.S. Internal Revenue Code, absent an application exception, if a corporation undergoes an “ownership change,” the amount of its net operating losses that may be utilized to offset future taxable income generally is subject to an annual limitation on the amount of federal income tax net operating loss carry-forwards existing prior to the change that it could utilize to offset its taxable income in any future taxable year to an amount generally equal to the value of its stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate, subject to adjustments to reflect the differences between the fair market value of the corporation’s assets and the tax basis in such assets. Because the value of our stock can fluctuate materially, it is possible an ownership change would materially limit our ability to utilize our substantial federal income tax net operating loss carry-forwards in the future. Accordingly, there can be no assurance that we will be able to utilize our federal income tax net operating loss carry-forwards to offset future taxable income, even if any such attributes survive reduction as a result of cancellation of indebtedness income.

Risks Related to Ownership of Our Class A Common Stock
Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. Although the terms of the RSA contemplate that our existing equity holders will receive 1% of the equity in the reorganized iHeartMedia upon completion of the Chapter 11 Cases, if the plan of reorganization contemplated by the RSA is not confirmed, it is possible our common stock will be cancelled and that holders of such common stock will not receive any distribution with respect to, or be able to recover any portion of, their investments.
It is too early to determine if our Chapter 11 plan of reorganization will allow for distributions with respect to our common stock. Although the terms of the RSA contemplate that our existing equity holders will receive 1% of the equity in the reorganized iHeartMedia upon completion of the Chapter 11 Cases, if the plan of reorganization contemplated by the RSA is not confirmed, it is possible that our common stock will be canceled and extinguished upon the approval of the Bankruptcy Court and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of a cancellation of our common stock, amounts invested by such holders in our outstanding common stock will not be recoverable. Consequently, our currently outstanding common stock would have no value. Trading prices for our common stock are very volatile and may bear little or no relationship to the actual recovery, if any, by the holders of such securities in the Chapter 11 Cases. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our equity securities and any of our other securities.
Risks of trading in an over-the-counter market Pink Sheets.
Shares of our Class A common stock are quoted on the over-the-counter Pink Sheets.  The lack of an active market may impair the ability of holders of our Class A common stock to sell their shares of Class A common stock at the time they wish to sell them or at a price that they consider reasonable.  The lack of an active market may also reduce the fair market value of the shares of our Class A common stock. Furthermore, because of the limited market and generally low volume of trading in our Class A common stock, the price of our Class A common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets perception of our business, and announcements made by us, our competitors, parties with whom we have business relationships or third parties with interests in the Chapter 11 Cases.
If holders of common stock receive equity in connection with the Chapter 11 Cases, that equity will be subject to dilution as a result of future issuances of our common stock.
We currently expect that our plan of reorganization will include an equity-based incentive compensation plan for management. The amount and dilutive effect of any issuances under that incentive compensation plan cannot be determined at this time.
We may terminate our Exchange Act reporting, if permitted by applicable law.
If at any time our Class A common stock is held by fewer than 300 holders of record, we will be permitted to cease to be a reporting company under the Exchange Act to the extent we are not otherwise required to continue to report pursuant to any contractual agreements, including with respect to any of our indebtedness. If we were to cease filing reports under the Exchange Act, the information now available to our stockholders in the annual, quarterly and other reports we currently file with the SEC would not be available to them as a matter of right.
Risks Related to Our Business
Our results have been in the past, and could be in the future, adversely affected by economic uncertainty or deteriorations in economic conditions.
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

We face intense competition in our iHeartMedia and our outdoor advertising businesses.
We operate in a highly competitive industry, and we may not be able to maintain or increase our current audience ratings and advertising revenues. Our iHeartMedia and our outdoor advertising businesses compete for audiences and advertising revenues with other radio and outdoor advertising businesses, as well as with other media, such as newspapers, magazines, television, direct mail, portable digital audio players, mobile devices, satellite radio, Internet-based services and live entertainment, within their respective markets. Audience ratings and market shares are subject to change for various reasons, including through consolidation of our competitors through processes such as mergers and acquisitions, which could have the effect of reducing our revenues in a specific market. Our competitors may develop technology, services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It also is possible that new competitors may emerge and rapidly acquire significant market share in any of our business segments.  An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match. Our ability to compete effectively depends in part on our ability to achieve a competitive cost structure during the Chapter 11 Cases. If we cannot do so, then our business, financial condition and operating results would be adversely affected.
Alternative media platforms and technologies may continue to increase competition with our broadcasting operations.
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
Our iHeartMedia business is dependent upon the performance of on-air talent and program hosts.
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
Our business is dependent on our management team and other key individuals.
Our business is dependent upon the performance of our management team and other key individuals.  Although we have entered into agreements with some members of our management team and certain other key individuals, we can give no assurance that all or any of our management team and other key individuals will remain with us, or that we won’t continue to make changes to the composition of, and the roles and responsibilities of, our management team.  Competition for these individuals is intense and many of our key employees are at-will employees who are under no obligation to remain with us, and may decide to leave for a variety of personal or other reasons beyond our control.  If members of our management or key individuals decide to leave us in the future, if we decide to make further changes to the composition of, or the roles and responsibilities of, these individuals, or if we are not successful in attracting, motivating and retaining other key employees, our business could be adversely affected.
Our financial performance may be adversely affected by many factors beyond our control.
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

In addition, on June 23, 2016, the United Kingdom (the "U.K.") held a referendum in which voters approved an exit of the U.K. from the European Union (the "E.U."), commonly referred to as "Brexit". International outdoor is currently headquartered in the U.K. and transacts business in many key European markets. As a result of the referendum, the British government has begun negotiating the terms of the U.K.'s withdrawal from the E.U. It is unclear how these negotiations, or the U.K.’s ultimate exit from the E.U., will impact the economies of the U.K., the E.U. and other countries. This uncertainty may cause our customers to closely monitor their costs and reduce the amount they spend on advertising. Any of these or similar effects of Brexit could adversely impact our business, operating results, cash flows and financial condition.
The success of our street furniture and transit products businesses is dependent on our obtaining key municipal concessions, which we may not be able to obtain on favorable terms.
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
Future dispositions, acquisitions and other strategic transactions could pose risks.
We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue strategic dispositions of certain businesses as well as acquisitions. These dispositions or acquisitions could be material. Dispositions and acquisitions involve numerous risks, including:

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

Dispositions and acquisitions of media and entertainment businesses and outdoor advertising businesses may require antitrust review by U.S. federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. We can give no assurances that the DOJ, the FTC or foreign antitrust agencies will not seek to bar us from disposing of or acquiring media and entertainment businesses or outdoor advertising businesses or impose stringent undertaking on our business as a condition to the completion of an acquisition in any market where we already have a significant position. Further, radio acquisitions are subject to FCC approval.  Such transactions must comply with the Communications Act and FCC regulatory requirements and policies, including with respect to the number of broadcast facilities in which a person or entity may have an ownership or attributable interest in a given local market and the level of interest that may be held by a foreign individual or entity.  The FCC's media ownership rules remain subject to ongoing agency and court proceedings.  Future changes could restrict our ability to dispose of or acquire new radio assets or businesses. In addition, dispositions and acquisitions outside of the ordinary course of business during the Chapter 11 Cases will be subject to Bankruptcy Court approval.
Extensive current government regulation, and future regulation, may limit our radio broadcasting and other iHeartMedia operations or adversely affect our business and financial results.
Congress and several federal agencies, including the FCC, extensively regulate the domestic radio industry.  For example, the FCC could impact our profitability by imposing large fines on us if, in response to pending or future complaints, it finds that we broadcast indecent programming or committed other violations of FCC regulations.  We could face significant fines, for instance, as a result of pending FCC investigations into the allegedly inappropriate broadcast of emergency alert signals by several of our stations.  Additionally, we cannot be sure that the FCC will approve renewal of the licenses we must have in order to operate our stations.  Nor can we be assured that our licenses will be renewed without conditions and for a full term.  The non-renewal, or conditioned renewal, of a substantial number of our FCC licenses could have a materially adverse impact on our operations.  Furthermore, possible changes in interference protections, spectrum allocations and other technical rules may negatively affect the operation of our stations.  For example, in January 2011, a law was enacted that eliminates certain minimum distance separation requirements between full-power and low-power FM radio stations.  In March 2011, the FCC adopted policies which, in certain circumstances, could make it more difficult for radio stations to relocate to increase their population coverage.  In October 2015, the FCC proposed rules, which could reduce the degree of interference protection afforded to certain of our AM radio stations that serve wide areas.  In addition, Congress, the FCC and other regulatory agencies have considered, and may in the future consider and adopt, new laws, regulations and policies that could, directly or indirectly, have an adverse effect on our business operations and financial performance.  For example, Congress may consider and adopt legislation that would impose an obligation upon all U.S. broadcasters to pay performing artists a royalty for the on-air broadcast of their sound recordings (this would be in addition to payments already made by broadcasters to owners of musical work rights, such as songwriters, composers and publishers).  Moreover, it is possible that our license fees and negotiating costs associated with obtaining rights to use musical compositions and sound recordings in our programming content could sharply increase as a result of private negotiations, one or more regulatory rate-setting processes, or administrative and court decisions. The CRB has issued a final determination establishing copyright royalty rates for the public performance and ephemeral reproduction of sound recordings by various noninteractive webcasters, including radio broadcasters that simulcast their terrestrial programming online, to apply to the period from January 1, 2016 to December 31, 2020 under the webcasting statutory license.  The rates set by the CRB represent a decrease from the 2015 CRB rates applicable to broadcasters and other webcasters, but the determination has been appealed.  Increased royalty rates could significantly increase our expenses, which could adversely affect our business.  Additionally, there are conditions applicable to the webcasting statutory license. Some, but not all, record companies have agreed to waive or provide limited relief from certain of these conditions under certain circumstances.  Some of these conditions may be inconsistent with customary radio broadcasting practices. Finally, various regulatory matters relating to our iHeartMedia business are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or its impact on our business.

Government regulation of outdoor advertising may restrict our outdoor advertising operations.
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
Regulations and consumer concerns regarding privacy and data protection, or any failure to comply with these regulations, could hinder our operations.
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
We are subject to numerous federal, state and foreign laws and regulations relating to consumer protection, information security, data protection and privacy, among other things.  Many of these laws are still evolving, new laws may be enacted and any of these laws could be amended or interpreted in ways that could harm our business.  In addition, changes in consumer expectations and demands regarding privacy and data protection could restrict our ability to collect, use, disclose and derive economic value from demographic and other information related to our listeners, consumers, business partners and advertisers, or to transfer employee data within the corporate group.  Such restrictions could limit our ability to provide customized music content to our listeners, interact directly with our listeners and consumers and offer targeted advertising opportunities to our business partners and advertisers.  Although we have implemented and are implementing policies and procedures designed to comply with these laws and regulations, any failure or perceived failure by us to comply with our policies or applicable regulatory requirements related to consumer protection, information security, data protection and privacy could result in a loss of confidence in us, damage to our brands, the loss of listeners, consumers, business partners and advertisers, as well as proceedings against us by governmental authorities or others, which could hinder our operations and adversely affect our business.
If our security measures are breached, we could lose valuable information, suffer disruptions to our business, and incur expenses and liabilities including damages to our relationships with listeners, consumers, business partners and advertisers.
Although we have implemented physical and electronic security measures that are designed to protect against the loss, misuse and alteration of our websites, digital assets and proprietary business information as well as listener, consumer, business partner and advertiser personally identifiable information, no security measures are perfect and impenetrable and we may be unable to anticipate or prevent unauthorized access.  A security breach could occur due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions.  If an actual or perceived breach of our security occurs, we could lose competitively sensitive business information or suffer disruptions to our business operations, information processes or internal controls.  In addition, the public perception of the effectiveness of our security measures or services could be harmed, we could lose listeners, consumers, business partners and advertisers.  In the event of a security breach, we could suffer financial exposure in connection with penalties, remediation efforts, investigations and legal proceedings and changes in our security and system protection measures.  Currently, not all of our systems are fully compliant with PCI-DSS and GDPR standards and, as a result, we may face additional liability in the event of a security breach involving payment card information.
Restrictions on outdoor advertising of certain products may restrict the categories of clients that can advertise using our products.
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
Environmental, health, safety and land use laws and regulations may limit or restrict some of our operations.
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

Doing business in foreign countries exposes us to certain risks not expected to occur when doing business in the United States.
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

Our International operations involve contracts with, and regulation by, foreign governments.  We operate in many parts of the world that experience corruption to some degree.  Although we have policies and procedures in place that are designed to promote legal and regulatory compliance (including with respect to the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act), our employees, subcontractors and agents could take actions that violate applicable anti-corruption laws or regulations.  Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations.
We identified a material weakness in our internal control over financial reporting as of December 31, 2017, and the occurrence of this or any other material weakness could have a material adverse effect on our ability to report accurate financial information in a timely manner.
Our management recently concluded that, as described under the heading “Item 9A. Controls and Procedures,” we had a material weakness as of December 31, 2017 and therefore did not maintain effective internal control over financial reporting or effective disclosure controls and procedures, both of which are requirements of the Securities Exchange Act of 1934, as of that date. The material weakness related to our failure to detect the misappropriation of funds by an employee of Clear Media Limited, an indirect, non-wholly-owned subsidiary of the Company whose ordinary shares are listed, but currently suspended from trading, on the Hong Kong Stock Exchange. The Company understands that several employees of Clear Media Limited are subject to an ongoing police investigation for misappropriation of funds. Although we concluded that the amount misappropriated was not material to our financial statements, it is possible that the internal controls in place on that date would not have detected a larger misappropriation that would have been material to our financial statements.
The misappropriation and the special investigation that we conducted as a result of the misappropriation kept us from filing this Annual Report on Form 10-K on or before its due date. We have implemented additional controls, and are taking additional steps, to remediate the material weakness. However, the remedial measures we have taken may not be adequate to prevent future misappropriation or avoid other control deficiencies or material weaknesses. There can be no assurance that any system of internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. As a result, it is possible that our financial statements will not comply with generally accepted accounting principles, will contain a material misstatement or will not be available on a timely basis, any of which could cause investors to lose confidence in us and lead to, among other things, unanticipated legal, accounting and other expenses, delays in filing required financial disclosures, enforcement actions by government authorities, fines, penalties, the delisting of our common stock and liabilities arising from stockholder litigation.
Significant equity investors control us.
 Private equity funds sponsored by or co-investors with Bain Capital and THL currently indirectly control us through their ownership of all of our outstanding shares of Class B common stock and Class C common stock, which collectively represent approximately 68% of the voting power of all of our outstanding capital stock.  As a result, Bain Capital and THL have the power to elect all but two of our directors, appoint new management and approve any action requiring the approval of the holders of our capital stock, including adopting any amendments to our fourth amended and restated certificate of incorporation, and approving mergers or sales of substantially all of our capital stock or assets. The directors elected by Bain Capital and THL will have significant influence over decisions affecting us during the pendency of the Chapter 11 Cases, subject to the approval of the Bankruptcy Court, and, to the extent required, the creditors of the Company.
Uncertainties in the interpretation and application of the Tax Cuts and Jobs Act of 2017 could materially affect our tax obligations and effective tax rate.
On December 22, 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act requires complex computations not previously required by U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require preparation and analysis of information not previously required or regularly produced. In addition, the U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the Tax Act and impact our results of operations in future periods. Accordingly, while we have provided a provisional estimate on the effect of the Tax Act in our accompanying audited financial statements, further regulatory or GAAP accounting guidance for the law, our further analysis on the application of the law, and refinement of our initial estimates and calculations could materially change our current provisional estimates, which could, in turn, materially affect our tax obligations and effective tax rate. There may also be significant future effects that these tax reforms will have on our financial results and our business strategies. In addition, there is a risk that states or foreign jurisdictions may amend their tax laws in response to these tax reforms, which could have a material impact on our future results.
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
A wide range of factors could materially affect future developments and performance, including but not limited to:

•	the risks and uncertainties associated with the Chapter 11 Cases;

•	our ability to generate sufficient cash from operations to fund our operations;

•	our ability to propose and implement a business plan;

•	our ability to pursue our business strategies during the Chapter 11 Cases;

•	the diversion of management’s attention as a result of the Chapter 11 Cases;

•	increased levels of employee attrition as a result of the Chapter 11 Cases;

•	the impact of a protracted restructuring on our business;

•	our ability to obtain sufficient exit financing to emerge from Chapter 11 and operate successfully;

•	our ability to obtain confirmation of a Chapter 11 plan of reorganization;

•	volatility of our financial results as a result of the Chapter 11 Cases;

•	our inability to predict our long-term liquidity requirements and the adequacy of our capital resources;

•	the availability of cash to maintain our operations and fund our emergence costs;

•	our ability to continue as a going concern;

•	the impact of CCOH’s substantial indebtedness;

•	the impact of our substantial indebtedness upon emergence from Chapter 11, including the effect of our leverage on our financial position and earnings;

•	risks associated with weak or uncertain global economic conditions and their impact on the level of expenditures on advertising;

•
other general economic and political conditions in the United States and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	industry conditions, including competition;

•	increased competition from alternative media platforms and technologies;

•	changes in labor conditions, including programming, program hosts and management;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	shifts in population and other demographics;

•	our ability to obtain keep municipal concessions for our street furniture and transit products;

•	the impact of future dispositions, acquisitions and other strategic transactions;

•	legislative or regulatory requirements;

•	regulations and consumer concerns regarding privacy and data protection, and breaches of information security measures;

•	restrictions on outdoor advertising of certain products;

•	fluctuations in exchange rates and currency values;

•	risks of doing business in foreign countries;

•	the identification of a material weakness in our internal control over financial reporting; and

•	certain other factors set forth in our other filings with the SEC.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative and is not intended to be exhaustive.  Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
Corporate
Our corporate headquarters are located in San Antonio, Texas, where we lease space for executive offices and a data and administrative service center.  In addition, certain of our executive and other operations are located in New York, New York and London, England.
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

ITEM 3.  LEGAL PROCEEDINGS
iHeartCommunications' filing of the Chapter 11 Cases constitutes an event of default that accelerated its obligations under its debt agreements. Due to the Chapter 11 Cases, however, the creditors' ability to exercise remedies under iHeartCommunications' debt agreements were stayed as of March 14, 2018, the date of the Chapter 11 petition filing, and continue to be stayed. See Note 5 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K for more information about the debt agreements. On March 21, 2018, Wilmington Savings Fund Society, FSB ("WSFS"), solely in its capacity as successor indenture trustee to the 6.875% senior notes due 2018 and 7.25% senior notes due 2027, and not in its individual capacity, filed an adversary proceeding against us in the Chapter 11 Cases. In the complaint, WSFS alleged, among other things, that the "springing lien" provisions of the priority guarantee notes indentures and the priority guarantee notes security agreements amounted to "hidden encumbrances" on the Company's property, to which the holders of the 6.875% senior notes due 2018 and 7.25% senior notes due 2027 were entitled to "equal and ratable" treatment. On March 26, 2018, Delaware Trust Co. ("Delaware Trust"), in its capacity as successor indenture trustee to the 14% senior notes due 2021, filed a motion to intervene as a plaintiff in the adversary proceeding filed by WSFS. In the complaint, Delaware Trust alleged, among other things, that the indenture governing the 14% senior notes due 2021 also has its own "negative pledge" covenant, and, therefore, to the extent the relief sought by WSFS in its adversary proceeding is warranted, the holders of the 14% senior notes due 2021 are also entitled to the same "equal and ratable" liens on the same property. On April 6, 2018, we filed a motion to dismiss the adversary proceeding.
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
Although we are involved in a variety of legal proceedings in the ordinary course of business, a large portion of our litigation arises in the following contexts: commercial disputes; defamation matters; employment and benefits related claims; governmental fines; intellectual property claims; and tax disputes. A plan of reorganization in the Chapter 11 Cases, when confirmed, will provide for the treatment of claims against the Debtors' bankruptcy estates, including prepetition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 Cases.
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
On December 29, 2017, another stockholder of CCOH filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned Norfolk County Retirement System, v. iHeartMedia, Inc.,  et al., C.A. No. 2017-0930-JRS. The complaint names as defendants the Company, iHeartCommunications, the Sponsor Defendants, and the members of CCOH's board of directors.  CCOH is named as a nominal defendant. The complaint alleges that CCOH has been harmed by the CCOH Board’s November 2017 decision to extend the maturity date of the intercompany revolving note (the “Third Amendment”) at what the complaint describes as far-below-market interest rates.  Specifically, the complaint alleges that (i) the Company and Sponsor defendants breached their fiduciary duties by exploiting their position of control to require CCOH to enter the Third Amendment on terms unfair to CCOH; (ii) the CCOH Board breached their duty of loyalty by approving the Third Amendment and elevating the interests of the Company, iHeartCommunications and the Sponsor Defendants over the interests of CCOH and its minority unaffiliated stockholders; and (iii) the terms of the Third Amendment could not have been agreed to in good faith and represent a waste of corporate assets by the CCOH Board.  The complaint further alleges that the Company, iHeartCommunications and the Sponsor defendants were unjustly enriched as a result of the unfairly favorable terms of the Third Amendment.  The plaintiff is seeking, among other things, a ruling that the defendants breached their fiduciary duties to CCOH, a modification of the Third Amendment to bear a commercially reasonable rate of interest, and an order requiring disgorgement of all profits, benefits and other compensation obtained by defendants as a result of the alleged breaches of fiduciary duties.
On March 7, 2018, the defendants filed a motion to dismiss plaintiff's verified derivative complaint for failure to state a claim upon which relief can be granted. On March 16, 2018, the Company filed a Notice of Suggestion of Pendency of Bankruptcy and Automatic Stay of Proceedings.
China Investigation
Several employees of Clear Media Limited, an indirect, non-wholly-owned subsidiary of ours whose ordinary shares are listed on, but currently suspended from trading on, the Hong Kong Stock Exchange, are subject to an ongoing police investigation in China for misappropriation of funds. Clear Media Limited has conducted additional procedures and processes, including a special investigation by forensic accountants and an external law firm appointed by Clear Media Limited’s board of directors and approved by the Company’s Audit Committee, into the misappropriation of funds. During the course of the special investigation, it was discovered that three bank accounts were opened in the name of Clear Media Limited entities, which were not authorized, and certain transactions were recorded therein. The opening of the unauthorized bank accounts has also been referred to the police in China for investigation. The misappropriation of funds resulted in discrepancies between actual cash balances and cash amounts included in the Company’s accounting records as of December 31, 2016 and 2015. Included in Selling, general and administrative expenses and Interest expense is $9.6 million and $1.4 million, respectively, recorded in the fourth quarter of 2017 to correct for the accounting errors resulting from the discrepancies. Such accounting errors are not considered to be material to the current year or prior year financial statements.
We advised both the United States Securities and Exchange Commission and the United States Department of Justice of the investigation at Clear Media Limited, and we intend to cooperate with both agencies in connection with any investigation that may be conducted in this matter.
The police investigation is on-going, and the Company is not aware of any litigation, claim or assessment pending against the Company related to the matters described above. Based on information known to date, we believe any contingent liabilities arising from potential misconduct that has been or may be identified by the investigations are not material to our consolidated financial statements. In 2017, Clear Media Limited accounted for 4.1% of our net revenue and 3.8% of our consolidated total assets.
The investigation could implicate the books and records, internal controls and anti-bribery provisions of the U.S. Foreign Corrupt Practices Act, which statute and regulations provide for potential monetary penalties as well as criminal and civil sanctions. It is possible that monetary penalties and other sanctions could be assessed on the Company in connection with this matter. The nature and amount of any monetary penalty or other sanctions cannot reasonably be estimated at this time.
ITEM 4.  MINE SAFETY DISCLOSURES
Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following information with respect to our executive officers is presented as of May 3, 2018:

Name	Age	Position
Robert W. Pittman	64	Chairman and Chief Executive Officer
Richard J. Bressler	60	President, Chief Operating Officer, Chief Financial Officer and Director
Scott R. Wells	49	Chief Executive Officer – Clear Channel Outdoor Americas
C. William Eccleshare	62	Chairman and Chief Executive Officer – Clear Channel Outdoor International
Steven J. Macri	49	Senior Vice President – Corporate Finance
Scott D. Hamilton	48	Senior Vice President, Chief Accounting Officer and Assistant Secretary
Robert H. Walls, Jr.	57	Executive Vice President, General Counsel and Secretary
The officers named above serve until their respective successors are chosen and qualified, in each case unless the officer sooner dies, resigns, is removed or becomes disqualified.
Robert W. Pittman is the Chairman and Chief Executive Officer of Parent, iHeartCommunications and the Company and the Chairman and Chief Executive Officer of CCOH. Mr. Pittman was appointed as the Executive Chairman and a director of Parent and iHeartCommunications on October 2, 2011. He was appointed as Chairman of Parent and iHeartCommunications on May 17, 2013. He also was appointed as Chairman and Chief Executive Officer and a member of the board of managers of the Company on April 26, 2013. Prior to October 2, 2011, Mr. Pittman served as the Chairman of Media and Entertainment Platforms for Parent and iHeartCommunications since November 2010. He has been a member of, and an investor in, Pilot Group, a private equity investment company, since April 2003. Mr. Pittman was formerly Chief Operating Officer of AOL Time Warner, Inc. from May 2002 to July 2002. He also served as Co-Chief Operating Officer of AOL Time Warner, Inc. from January 2001 to May 2002, and earlier, as President and Chief Operating Officer of America Online, Inc. from February 1998 to January 2001. Mr. Pittman serves on the boards of numerous charitable organizations, including the Lupus Research Alliance, the Rock and Roll Hall of Fame Foundation and the Robin Hood Foundation, where he has served as past Chairman. Mr. Pittman was selected to serve as a member of our Board because of his service as our Chief Executive Officer, as well as his extensive media experience gained through the course of his career.
Richard J. Bressler is the President, Chief Operating Officer, Chief Financial Officer and Director of Parent, iHeartCommunications and the Company and the Chief Financial Officer of CCOH.  Mr. Bressler was appointed as the Chief Financial Officer and President of Parent, iHeartCommunications, the Company and CCOH on July 29, 2013 and as Chief Operating Officer of Parent, iHeartCommunications and the Company on February 18, 2015. Prior thereto, Mr. Bressler was a Managing Director at THL. Prior to joining THL, Mr. Bressler was the Senior Executive Vice President and Chief Financial Officer of Viacom, Inc. from 2001 through 2005. He also served as Chairman and Chief Executive Officer of Time Warner Digital Media and, from 1995 to 1999, was Executive Vice President and Chief Financial Officer of Time Warner Inc. Prior to joining Time Inc. in 1988, Mr. Bressler was previously a partner with the accounting firm of Ernst & Young LLP. Mr. Bressler also currently is a director of Parent, iHeartCommunications and Gartner, Inc., a member of the board of managers of the Company and Mr. Bressler previously served as a member of the board of directors of American Media Operations, Inc., Nielsen Holdings B.V. and Warner Music Group Corp. and as a member of the J.P. Morgan Chase National Advisory Board. Mr. Bressler holds a B.B.A. in Accounting from Adelphi University. Mr. Bressler was selected to serve as a member of our Board for his experience in and knowledge of the industry gained through his various positions with Viacom and Time Warner as well as his knowledge of finance and accounting gained from his experience at THL and Ernst & Young LLP.
Scott R. Wells is the Chief Executive Officer of Clear Channel Outdoor Americas at each of Parent, iHeartCommunications, the Company and CCOH and was appointed to this position on March 3, 2015.  Previously, Mr. Wells served as an Operating Partner at Bain Capital since January 2011 and prior to that served as an Executive Vice President at Bain Capital since 2007. Mr. Wells also was one of the leaders of the firm’s operationally focused Portfolio Group. Prior to joining Bain Capital, he held several executive roles at Dell, Inc. (“Dell”) from 2004 to 2007, most recently as Vice President of Public Marketing and On-Line in the Americas. Prior to joining Dell, Mr. Wells was a Partner at Bain & Company, where he focused primarily on technology and consumer-oriented companies. Mr. Wells was a member of our Board from August 2008 until March 2015. He currently serves as a director of Ad Council, the Achievement Network (ANet) and the Outdoor Advertising Association of America (OAAA). He has an M.B.A., with distinction, from the Wharton School of the University of Pennsylvania and a B.S. from Virginia Tech.
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
Steven J. Macri is the Senior Vice President-Corporate Finance of Parent, the Company, iHeartCommunications and CCOH and the Chief Financial Officer of Parent's iHM segment. Mr. Macri was appointed Senior Vice President-Corporate Finance of Parent, iHeartCommunications, the Company and CCOH on September 9, 2014 and as the Chief Financial Officer of Parent's iHM segment on October 7, 2013. Prior to joining the company, Mr. Macri served as Chief Financial Officer for LogicSource Inc., from March 2012 to September 2013. Prior to joining LogicSource, Mr. Macri was Executive Vice President and Chief Financial Officer at Warner Music Group Corp. from September 2008 to December 2011 and prior thereto served as Controller and Senior Vice President-Finance from February 2005 to August 2008. He has an MBA from New York University Stern School of Business and a B.S. in Accounting from Syracuse University.
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
Distribution Policy
We have not declared any distribution with respect to our limited liability company interests since our formation. We are a holding company with no independent operations and no significant assets other than the stock of our subsidiaries. We, therefore, are dependent on the receipt of dividends or other distributions from our subsidiaries to pay distributions. In addition, iHeartCommunications' debt financing arrangements include restrictions on its ability to pay dividends, which in turn affects our ability to pay distributions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Sources of Capital" and Note 5 to the Consolidated Financial Statements.
Sales of Unregistered Securities
We did not sell any equity securities during 2017 that were not registered under the Securities Act of 1933.
Purchases of Equity Securities
We did not purchase any of our equity securities during the fourth quarter of 2017.

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

(In thousands)	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Results of Operations Data:
Revenue	$6,170,994	$6,260,062	$6,241,516	$6,318,533	$6,243,044
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,461,722	2,398,776	2,471,113	2,540,035	2,560,028
Selling, general and administrative expenses (excludes depreciation and amortization)	1,851,646	1,725,899	1,704,352	1,680,938	1,641,462
Corporate expenses (excludes depreciation and amortization)	311,898	341,072	315,143	321,023	316,095
Depreciation and amortization	601,295	635,227	673,991	710,898	730,828
Impairment charges (1)	10,199	8,000	21,631	24,176	16,970
Other operating income (expense), net	35,704	353,556	94,001	40,031	22,998
Operating income	969,938	1,504,644	1,149,287	1,081,494	1,000,659
Interest expense	1,865,584	1,849,982	1,805,496	1,741,596	1,649,451
Gain (loss) on investments	(4,872)	(12,907)	(4,421)	—	130,879
Equity in loss of nonconsolidated affiliates	(2,855)	(16,733)	(902)	(9,416)	(77,696)
Gain (loss) on extinguishment of debt	1,271	157,556	(2,201)	(43,347)	(87,868)
Other income (expense), net	(15,322)	(73,102)	13,056	9,104	(21,980)
Loss before income taxes	(917,424)	(290,524)	(650,677)	(703,761)	(705,457)
Income tax benefit (expense)	457,406	50,474	(86,957)	(58,489)	121,817
Consolidated net loss	(460,018)	(240,050)	(737,634)	(762,250)	(583,640)
Less amount attributable to noncontrolling interest	(66,127)	56,312	17,140	31,610	23,384
Net loss attributable to the Company	$(393,891)	$(296,362)	$(754,774)	$(793,860)	$(607,024)

(1)
We recorded non-cash impairment charges of $10.2 million, $8.0 million, $21.6 million, $24.2 million and $17.0 million during 2017, 2016, 2015, 2014 and 2013, respectively.  Our impairment charges are discussed more fully in Item 8 of Part II of this Annual Report on Form 10-K.

(In thousands)	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Current assets	$2,067,347	$2,504,687	$2,778,115	$2,109,748	$2,431,162
Property, plant and equipment, net	1,884,714	1,948,162	2,212,556	2,699,064	2,897,630
Total assets	12,260,431	12,862,247	13,673,115	13,839,580	14,871,407
Current liabilities	16,354,597	1,674,574	1,659,228	1,364,285	1,763,618
Long-term debt, net of current maturities	5,676,814	20,022,080	20,539,099	20,159,545	19,856,551
Member's deficit	(11,327,455)	(10,885,475)	(10,606,681)	(9,665,208)	(8,696,635)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Format of Presentation
Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes contained in Item 8 of this Annual Report on Form 10-K.  Our discussion is presented on both a consolidated and segment basis.  Our reportable segments are iHeartMedia (“iHM”), Americas outdoor advertising (“Americas outdoor” or “Americas outdoor advertising”), and International outdoor advertising (“International outdoor” or “International outdoor advertising”).  Our iHM segment provides media and entertainment services via live broadcast and digital delivery, and also includes our national syndication business.  Our Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and printed display types. Included in the “Other” category are our media representation business, Katz Media Group, which is ancillary to our other businesses.
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
During the first quarter of 2018, we reevaluated our segment reporting and determined that our Latin America operations should be managed by our International outdoor leadership team. As such, beginning January 1, 2018, our Latin American operations will be included in our International outdoor segment.
On March 14, 2018, Parent, iHeartCommunications and certain of Parent's direct and indirect domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief (the "Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). Clear Channel Outdoor Holdings, Inc. (“CCOH”) and its direct and indirect subsidiaries did not file voluntary petitions for reorganization under the Bankruptcy Code and are not Debtors in the Chapter 11 Cases.
The Chapter 11 Cases are being administered under the caption In re: iHeartMedia, Inc., Case No. 18-31274 (MI). The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
For more information regarding the impact of the Chapter 11 Cases, see “-Liquidity After Filing the Chapter 11 Cases.”
Certain prior period amounts have been reclassified to conform to the 2017 presentation.
Description of our Business
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
The significant expenses associated with our operations include direct production, maintenance and installation expenses as well as site lease expenses for land under our displays including revenue-sharing or minimum guaranteed amounts payable under our billboard, street furniture and transit display contracts.  Our direct production, maintenance and installation expenses include costs for printing, transporting and changing the advertising copy on our displays, the related labor costs, the vinyl costs, electricity costs and the costs for cleaning and maintaining our displays.  Vinyl costs vary according to the complexity of the advertising copy and the quantity of displays.  Our site lease expenses include lease payments for use of the land under our displays, as well as any revenue-sharing arrangements or minimum guaranteed amounts payable that we may have with the landlords.  The terms of our site leases and revenue-sharing or minimum guaranteed contracts generally range from one to 20 years.
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
Macroeconomic Indicators
Our advertising revenue for all of our segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally. According to the U.S. Department of Commerce, estimated U.S. GDP growth for 2017 was 2.3%. Internationally, our results are impacted by fluctuations in foreign currency exchange rates as well as the economic conditions in the foreign markets in which we have operations.
Executive Summary
The key developments in our business for the year ended December 31, 2017 are summarized below:

•
Consolidated revenue decreased $89.1 million during 2017 compared to 2016. Excluding the $8.6 million impact from movements in foreign exchange rates, consolidated revenue decreased $97.7 million during 2017 compared to 2016.

•
In the first quarter of 2017, we sold our Indianapolis, Indiana outdoor market in exchange for certain assets in Atlanta, Georgia with a fair value of $39.4 million, plus $43.1 million in cash, net of closing costs, resulting in a net gain of $28.9 million related to the sale, which is included within Other operating income (expense), net.

•
In the third quarter of 2017, we sold our ownership interest in an Americas outdoor joint venture in Canada, resulting in a net loss on sale of $12.1 million, including a $6.3 million cumulative translation adjustment, which is included within Other operating income (expense), net.

•
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

•
On August 14, 2017, Clear Channel International B.V. (“CCIBV”), an indirect subsidiary of the Company, issued $150.0 million in aggregate principal amount of 8.75% Senior Notes due 2020 (the “New Notes”). The New Notes were issued as additional notes under the indenture governing CCIBV’s existing 8.75% Senior Notes due 2020 and were issued at a premium, resulting in $156.0 million in proceeds.

•
On November 30, 2017, iHeartCommunications refinanced its receivables based credit facility and replaced it with a $300.0 million term loan and revolving credit commitments of $250.0 million. As of December 31, 2017, $300.0 million was drawn on the term loan and $105.0 million on the revolving credit commitments for a total of $405.0 million outstanding. The facility has a three-year term, maturing in 2020 and accrues interest at a rate of LIBOR plus 4.75%.

•	In the fourth quarter of 2017, we exchanged four radio stations in Chattanooga, TN and six radio stations in Richmond, VA for four radio stations in Boston, MA and three radio stations in Seattle, WA.

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

Consolidated Results of Operations
The comparison of our historical results of operations for the year ended December 31, 2017 to the year ended December 31, 2016 is as follows:

(In thousands)	Years Ended December 31,		%
	2017	2016	Change
Revenue	$6,170,994	$6,260,062	(1.4)%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,461,722	2,398,776	2.6%
Selling, general and administrative expenses (excludes depreciation and amortization)	1,851,646	1,725,899	7.3%
Corporate expenses (excludes depreciation and amortization)	311,898	341,072	(8.6)%
Depreciation and amortization	601,295	635,227	(5.3)%
Impairment charges	10,199	8,000	27.5%
Other operating income, net	35,704	353,556	(89.9)%
Operating income	969,938	1,504,644	(35.5)%
Interest expense	1,865,584	1,849,982
Loss on investments, net	(4,872)	(12,907)
Equity in loss of nonconsolidated affiliates	(2,855)	(16,733)
Gain on extinguishment of debt	1,271	157,556
Other expense, net	(15,322)	(73,102)
Loss before income taxes	(917,424)	(290,524)
Income tax benefit	457,406	50,474
Consolidated net loss	(460,018)	(240,050)
Less amount attributable to noncontrolling interest	(66,127)	56,312
Net loss attributable to the Company	$(393,891)	$(296,362)
Consolidated Revenue
Consolidated revenue decreased $89.1 million during the year ended December 31, 2017 compared to 2016. Excluding the $8.6 million impact from movements in foreign exchange rates, consolidated revenue decreased $97.7 million during the year ended December 31, 2017 compared to 2016. Revenue growth from our iHM business was offset by lower revenue generated by our Americas and International outdoor businesses as a result of the sales of our businesses in Canada in 2017 and Australia and Turkey in 2016, which generated $13.7 million and $149.4 million in revenue in the years ended December 31, 2017 and 2016, respectively.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased $62.9 million during the year ended December 31, 2017 compared to 2016. Excluding the $4.0 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $58.9 million during the year ended December 31, 2017 compared to 2016. Higher direct operating expenses in our iHM business, including a $33.8 million prior year benefit resulting from the renegotiation of certain contracts, and higher direct operating expenses in our outdoor businesses, driven primarily by higher site lease expenses, were partially offset by the impact of the sale of our outdoor businesses in Australia and Turkey in 2016 and Canada in 2017.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $125.7 million during the year ended December 31, 2017 compared to 2016. Excluding the $2.8 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $122.9 million during the year ended December 31, 2017 compared to 2016. Higher SG&A expenses in our iHM business, primarily driven by higher trade and barter expenses, were partially offset by a decrease in SG&A expenses resulting primarily from the sales of our outdoor businesses in Australia and Turkey in 2016 and Canada in 2017.

Corporate Expenses
Corporate expenses decreased $29.2 million during the year ended December 31, 2017 compared to 2016. Excluding the $1.4 million impact from movements in foreign exchange rates, corporate expenses decreased $27.8 million during the year ended December 31, 2017 compared to 2016. In 2017, we incurred professional fees directly related to negotiations with lenders and other activities related to our capital structure, including the notes exchange offers and term loan offers, and, accordingly, such fees are reflected in Other Income (Expense), net as further discussed below. In 2016, professional fees incurred in connection with our capital structure activities were reflected as part of corporate expenses. Employee benefit expense was also lower due to lower claims.
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
Strategic revenue and efficiency costs were $35.9 million during the year ended December 31, 2017. Of these expenses, $15.8 million was incurred by our iHM segment, $2.1 million was incurred by our Americas outdoor segment, $8.1 million was incurred by our International outdoor segment, $4.1 million was incurred by our Other category and $5.8 million was incurred by Corporate. $12.4 million of these costs are reported within direct operating expenses, $17.7 million are reported within SG&A and $5.8 million are reported within corporate expenses.
Strategic revenue and efficiency costs were $30.9 million during the year ended December 31, 2016. Of these expenses, $15.5 million was incurred by our iHM segment, $3.1 million was incurred by our Americas outdoor segment, $7.4 million was incurred by our International outdoor segment, $1.3 million was incurred by our Other segment and $3.6 million was incurred by Corporate. $10.9 million of these costs are reported within direct operating expenses, $16.4 million are reported within SG&A and $3.6 million are reported within corporate expenses.
Depreciation and Amortization
Depreciation and amortization decreased $33.9 million during 2017 compared to 2016, primarily due to the sale of certain outdoor businesses and markets and assets becoming fully depreciated or fully amortized.
Impairment Charges
We perform our annual impairment test on our goodwill, FCC licenses, billboard permits, and other intangible assets as of July 1 of each year. In addition, we test for impairment of property, plant and equipment whenever events and circumstances indicate that depreciable assets might be impaired.  As a result of these impairment tests, during 2017 we recorded impairment charges of $7.6 million related primarily to one of our iHM markets and one of our International outdoor businesses. In addition, the Company recognized an impairment of $2.6 million during 2017 in relation to advertising assets that were no longer usable in one country in our International outdoor segment.  During 2016 we recorded impairment charges of $8.0 million related primarily to goodwill for one International outdoor business.  Please see Note 2 to the Consolidated Financial Statements located in Item 8 of this Annual Report on Form 10-K for a further description of the impairment charges.
Other Operating Income, Net
Other operating income, net of $35.7 million in 2017 primarily related to the $28.9 million gain on the sale of our Americas outdoor Indianapolis market exchanged for cash and certain assets in Atlanta, Georgia, a gain of $6.8 million recognized on the sale of our ownership interest in a joint venture in Belgium and a gain of $15.4 million recognized in relation to an exchange of four radio stations in Chattanooga, TN and six radio stations in Richmond, VA for four radio stations in Boston, MA and three radio stations in Seattle, WA. These gains were partially offset by the loss of $12.1 million, which includes $6.3 million in cumulative translation adjustments, recognized on the sale of our ownership interest in a joint venture in Canada.
Other operating income of $353.6 million in 2016, primarily related to the net gain of $278.3 million on sale of nine non-strategic outdoor markets in the first quarter of 2016 and the net gain of $127.6 million on sale on our outdoor Australia business in the fourth quarter of 2016, partially offset by the $56.6 million loss, which includes $32.2 million in cumulative translation adjustments, on the sale of our Turkey business in the second quarter of 2016. In the first quarter of 2016, Americas outdoor sold nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for net proceeds of $592.3 million in cash and certain advertising assets in Florida.

Interest Expense
Interest expense increased $15.6 million during 2017 compared to 2016 due to higher interest rates on floating rate loans and new debt issuances. Please refer to “Sources of Capital” for additional discussion of debt issuances and exchanges. Our weighted average cost of debt during 2017 and 2016 was 8.9% and 8.5%, respectively.
Loss on Investments, Net
During the years ended December 31, 2017 and 2016, we recognized losses of $4.9 million and $12.9 million, respectively, related to cost-method investments.  The loss in 2016 related primarily to a $14.5 million non-cash impairment recorded in connection with an other-than-temporary decline in the value of one of our cost investments.
Equity in Loss of Nonconsolidated Affiliates
During the years ended December 31, 2017 and 2016, we recognized losses of $2.9 million and $16.7 million, respectively, related to equity-method investments.  The loss in 2016 related primarily to a $15.0 million non-cash impairment recorded in connection with an other-than-temporary decline in the value of one of our equity investments.
Gain on Extinguishment of Debt
During the fourth quarter of 2017, Broader Media, LLC, an indirect wholly-owned subsidiary of the Company, repurchased approximately $4.0 million aggregate principal amount of iHeartCommunications' 10.0% Senior Notes due 2018 for an aggregate purchase price of approximately $2.7 million. In connection with this repurchase, we recognized a gain of $1.3 million.
During the third quarter of 2016, Broader Media, LLC, an indirect wholly-owned subsidiary of the Company, repurchased approximately $383.0 million aggregate principal amount of iHeartCommunications' 10.0% Senior Notes due 2018 for an aggregate purchase price of approximately $222.2 million. In connection with this repurchase, we recognized a gain of $157.6 million.
Other Expense, Net
Other expense, net was $15.3 million for the year 2017, which relates primarily to expenses incurred in connection with negotiations with lenders and other activities related to our capital structure, including the notes exchange offers and term loan offers of $41.8 million, as described in "Liquidity and Capital Resources - Notes Exchange Offers and Term Loan Offers", partially offset by net foreign exchange gains of $29.2 million recognized in connection with intercompany notes denominated in foreign currencies.
Other expense, net was $73.1 million for the year 2016 which primarily related to net foreign exchange gains and losses recognized in connection with intercompany notes denominated in foreign currencies. The decline in value during 2016 of the British pound against the Euro impacted Euro-denominated notes payable by one of our UK subsidiaries, which was the primary driver of the foreign exchange loss in 2016.
Income Tax Expense (Benefit)
On December 22, 2017, the U.S. government enacted comprehensive income tax legislation, referred to as The Tax Cuts and Jobs Act (the Tax Act). The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new U.S. taxes on certain foreign earnings. To account for the reduction in the U.S. federal corporate income tax rate, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, generally 21%. To determine the impact from the one-time transition tax on accumulated foreign earnings, we analyzed our cumulative foreign earnings and profits in accordance with the rules provided in the Tax Act. Based upon our preliminary analysis which is not yet complete, we have not recorded income tax expense in the current period for the one-time transition tax due to the net accumulated deficit in our foreign earnings and profits.
The effective tax rate for the year ended December 31, 2017 was 49.9% as compared to 17.4% for the year ended December 31, 2016.  The effective tax benefit rate for 2017 was primarily impacted by the $510.1 million provisional deferred tax benefit recorded in connection with enactment of the Tax Act which reduced the U.S. federal corporate income tax rate to 21% as mentioned above.
The effective tax rate for 2016 was impacted by the $43.3 million deferred tax benefit recorded in connection with the release of valuation allowance in France, which was offset by $54.7 million of tax expense attributable to the sale of our outdoor business in Australia. Additionally, the 2016 effective tax benefit rate was impacted by the $31.8 million valuation allowance recorded against a portion of current period federal and state deferred tax assets due to the uncertainty of the ability to realize those assets in future periods.

iHM Results of Operations
Our iHM operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2017	2016	Change
Revenue	$3,442,963	$3,403,040	1.2%
Direct operating expenses	1,059,123	975,463	8.6%
SG&A expenses	1,245,741	1,102,998	12.9%
Depreciation and amortization	233,757	243,964	(4.2)%
Operating income	$904,342	$1,080,615	(16.3)%
iHM revenue increased $39.9 million during 2017 compared to 2016, with growth in national revenue and other revenue being partially offset by lower local revenue. National revenue grew due to an increase in national trade and barter, as well as higher spot sales in response to our national investments, including our programmatic buying platforms, primarily offset by a decrease in national traffic and weather revenue and political revenue. Other revenue increased primarily as a result of digital subscription revenue from our iHeartRadio on-demand service. Local revenue decreased primarily as a result of lower spot and political revenue, partially offset by an increase in local trade and barter.
iHM direct operating expenses increased $83.7 million during 2017 compared to 2016, including a $33.8 million prior year benefit resulting from the renegotiation of certain contracts, as well as higher content and programming costs, including employee compensation and music license and royalty fees. iHM SG&A expenses increased $142.7 million during 2017 compared to 2016, primarily due to higher trade and barter expenses, investments in national and digital sales capabilities, and higher variable expenses, including sales activation costs and commissions.
Americas Outdoor Results of Operations
Our Americas outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2017	2016	Change
Revenue	$1,256,326	$1,278,413	(1.7)%
Direct operating expenses	574,113	570,310	0.7%
SG&A expenses	219,467	225,415	(2.6)%
Depreciation and amortization	189,707	185,654	2.2%
Operating income	$273,039	$297,034	(8.1)%
Americas outdoor revenue decreased $22.1 million during 2017 compared to 2016. Excluding the $3.8 million impact from movements in foreign exchange rates, Americas outdoor revenue decreased $25.9 million during 2017 compared to 2016. The decrease in revenue was primarily due to the $17.9 million impact resulting from the sales of non-strategic outdoor markets during the first quarter of 2016 and our Canadian business in the third quarter of 2017. The impact of exchanging our Indianapolis market for cash and assets in Atlanta in the first quarter of 2017 also contributed to the decrease in revenue. These decreases were partially offset by higher revenue from new and existing airport contracts.
Americas outdoor direct operating expenses increased $3.8 million during 2017 compared to 2016. Excluding the $1.9 million impact from movements in foreign exchange rates, Americas outdoor direct operating expenses increased $1.9 million during 2017 compared to 2016. The increase in direct operating expenses was driven primarily by higher site lease expenses related to new and existing airport contracts and print displays, partially offset by the $13.2 million decrease in expense due to the impact of the sales of non-strategic outdoor markets during the first quarter of 2016 and our Canadian business in the third quarter of 2017. Americas outdoor SG&A expenses decreased $5.9 million during 2017 compared to 2016. Excluding the $1.0 million impact from movements in foreign exchange rates, Americas outdoor SG&A expenses decreased $6.9 million during 2017 compared to 2016. The decrease in SG&A expenses was primarily due to lower bad debt expense and the $2.5 million impact resulting from the sales of non-strategic outdoor markets in the first quarter of 2016 and the sale of our Canadian business in the third quarter of 2017, and the exchange of outdoor markets in the first quarter of 2017.

International Outdoor Results of Operations
Our International outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2017	2016	Change
Revenue	$1,334,939	$1,410,471	(5.4)%
Direct operating expenses	828,652	851,748	(2.7)%
SG&A expenses	289,170	289,787	(0.2)%
Depreciation and amortization	131,224	152,758	(14.1)%
Operating income	$85,893	$116,178	(26.1)%
International outdoor revenue decreased $75.5 million during 2017 compared to 2016. Excluding the $4.9 million impact from movements in foreign exchange rates, International outdoor revenue decreased $80.4 million during 2017 compared to 2016. The decrease in revenue is due to a $117.8 million decrease in revenue resulting from the sale of our businesses in Australia and Turkey in 2016. This was partially offset by growth across other markets including Spain, the United Kingdom, Switzerland and China, primarily from new contracts and digital expansion.
International outdoor direct operating expenses decreased $23.1 million during 2017 compared to 2016. Excluding the $2.0 million impact from movements in foreign exchange rates, International outdoor direct operating expenses decreased $25.1 million during 2017 compared to 2016. The decrease was driven by a $70.3 million decrease in direct operating expenses resulting from the 2016 sales of our businesses in Australia and Turkey, partially offset by higher site lease and production expenses primarily in countries experiencing revenue growth. International outdoor SG&A expenses decreased $0.6 million during 2017 compared to 2016. Excluding the $1.7 million impact from movements in foreign exchange rates, International outdoor SG&A expenses decreased $2.3 million during 2017 compared to 2016. The decrease in SG&A expenses was primarily due to a $22.6 million decrease resulting from the sale of our businesses in Australia and Turkey, partially offset by higher spending related to growth in certain countries. Included within SG&A expenses is $9.6 million recorded in the fourth quarter of 2017 to correct for accounting errors related to the misappropriation of cash identified at our China subsidiary. Such corrections are not considered to be material to the current year or prior year financial results.
Depreciation and amortization decreased $21.5 million primarily due to assets becoming fully depreciated or fully amortized and the sale of our businesses in Australia and Turkey in 2016.

Consolidated Results of Operations
The comparison of our historical results of operations for the year ended December 31, 2016 to the year ended December 31, 2015 is as follows:

(In thousands)	Years Ended December 31,		%
	2016	2015	Change
Revenue	$6,260,062	$6,241,516	0.3%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,398,776	2,471,113	(2.9)%
Selling, general and administrative expenses (excludes depreciation and amortization)	1,725,899	1,704,352	1.3%
Corporate expenses (excludes depreciation and amortization)	341,072	315,143	8.2%
Depreciation and amortization	635,227	673,991	(5.8)%
Impairment charges	8,000	21,631	(63.0)%
Other operating income, net	353,556	94,001	276.1%
Operating income	1,504,644	1,149,287	30.9%
Interest expense	1,849,982	1,805,496
Loss on investments, net	(12,907)	(4,421)
Equity in loss of nonconsolidated affiliates	(16,733)	(902)
Gain (loss) on extinguishment of debt	157,556	(2,201)
Other income (expense), net	(73,102)	13,056
Loss before income taxes	(290,524)	(650,677)
Income tax benefit (expense)	50,474	(86,957)
Consolidated net loss	(240,050)	(737,634)
Less amount attributable to noncontrolling interest	56,312	17,140
Net loss attributable to the Company	$(296,362)	$(754,774)
Consolidated Revenue
Consolidated revenue increased $18.5 million during the year ended December 31, 2016 compared to 2015. Excluding the $47.6 million impact from movements in foreign exchange rates, consolidated revenue increased $66.1 million during the year ended December 31, 2016 compared to 2015. Revenue growth from our iHM business was partially offset by lower revenue generated by our Americas and International outdoor businesses as a result of the sales of certain U.S. outdoor markets and international businesses which generated $248.9 million in revenue in the year ended December 31, 2015 compared to $123.5 million in the year ended December 31, 2016.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses decreased $72.3 million during the year ended December 31, 2016 compared to 2015. Excluding the $29.0 million impact from movements in foreign exchange rates, consolidated direct operating expenses decreased $43.3 million during the year ended December 31, 2016 compared to 2015. Lower direct operating expenses in our iHM business were primarily driven by the impact of contract renegotiations, partially offset by increases primarily related to higher revenue. Lower direct operating expenses in our Americas outdoor business were primarily due to the sale of nine non-strategic U.S. outdoor markets in the first quarter of 2016. Lower direct operating expenses in our International outdoor business related primarily to the loss of the London bus contract and the sale of our businesses in Australia and Turkey, partially offset by increases in expenses related to higher revenues in other countries.
Consolidated SG&A Expenses
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

Corporate Expenses
Corporate expenses increased $25.9 million during the year ended December 31, 2016 compared to 2015 primarily resulting from higher professional fees and higher expenses related to variable compensation plans, as well as higher employee health benefit costs. Excluding the $4.1 million impact from movements in foreign exchange rates, corporate expenses increased $30.0 million during the year ended December 31, 2016 compared to 2015.
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
Strategic revenue and efficiency costs were $30.9 million during the year ended December 31, 2016. Of these expenses, $15.5 million was incurred by our iHM segment, $3.1 million was incurred by our Americas outdoor segment, $7.4 million was incurred by our International outdoor segment, $1.3 million was incurred by our Other segment and $3.6 million was incurred by Corporate. $10.9 million of these costs are reported within direct operating expenses, $16.4 million are reported within SG&A and $3.6 million are reported within corporate expenses.
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
Americas outdoor direct operating expenses decreased $27.1 million during 2016 compared to 2015. Excluding the $3.6 million impact from movements in foreign exchange rates, Americas outdoor direct operating expenses decreased $23.5 million during 2016 compared to 2015. The decrease in direct operating expenses was driven by a $35.4 million decrease in direct operating expenses resulting from the sale of the nine non-strategic markets in the first quarter of 2016, partially offset by higher site lease expenses related to new airport contracts. Americas outdoor SG&A expenses decreased $7.8 million during 2016 compared to 2015. Excluding the $2.1 million impact from movements in foreign exchange rates, Americas outdoor SG&A expenses decreased $5.7 million during 2016 compared to 2015. This decrease was due to a $20.4 million decrease in SG&A expenses resulting from the sale of the nine non-strategic U.S. markets in the first quarter of 2016, partially offset by higher variable compensation expense related to higher revenues.
Depreciation and amortization decreased $18.9 million. Excluding the $0.8 million impact from movements in foreign exchange rates, depreciation and amortization decreased $18.1 million primarily due to the sale of the nine non-strategic U.S. markets in the first quarter of 2016 and assets becoming fully depreciated or fully amortized.
International Outdoor Results of Operations
Our International outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2016	2015	Change
Revenue	$1,410,471	$1,457,183	(3.2)%
Direct operating expenses	851,748	897,520	(5.1)%
SG&A expenses	289,787	298,250	(2.8)%
Depreciation and amortization	152,758	166,060	(8.0)%
Operating income	$116,178	$95,353	21.8%
International outdoor revenue decreased $46.7 million during 2016 compared to 2015. Excluding the $39.9 million impact from movements in foreign exchange rates, International outdoor revenue decreased $6.8 million during 2016 compared to 2015. The decrease in revenue is due to a $22.7 million decrease in revenue resulting from the sale of our businesses in Turkey and

Australia in the second and fourth quarters of 2016, respectively, as well as lower revenue in the United Kingdom as a result of the London bus shelter contract not being renewed. These decreases were partially offset by growth across most of our markets including China, Spain, Sweden, France and Belgium, primarily from new digital assets and new contracts.
International outdoor direct operating expenses decreased $45.8 million during 2016 compared to 2015. Excluding the $25.4 million impact from movements in foreign exchange rates, International outdoor direct operating expenses decreased $20.4 million during 2016 compared to 2015. The decrease was driven by a $14.6 million decrease in direct operating expenses resulting from the sale of our businesses in Turkey and Australia and lower rent expense due to lower revenue in the United Kingdom as a result of the London bus shelter contract not being renewed. These decreases were partially offset by higher site lease and production expenses in countries experiencing revenue growth. International outdoor SG&A expenses decreased $8.5 million during 2016 compared to 2015. Excluding the $7.8 million impact from movements in foreign exchange rates, International outdoor SG&A expenses decreased $0.7 million during 2016 compared to 2015. The decrease in SG&A expenses was primarily due to a $3.0 million decrease resulting from the sale of our businesses in Turkey and Australia, partially offset by higher variable compensation expenses.
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
Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Years Ended December 31,
	2017	2016	2015
iHM	$904,342	$1,080,615	$1,006,110
Americas outdoor	273,039	297,034	313,871
International outdoor	85,893	116,178	95,353
Other	28,395	43,411	19,314
Impairment charges	(10,199)	(8,000)	(21,631)
Corporate expense (1)	(347,236)	(378,150)	(357,731)
Other operating income, net	35,704	353,556	94,001
Consolidated operating income	$969,938	$1,504,644	$1,149,287

(1)	Corporate expenses include expenses related to iHM, Americas outdoor, International outdoor and our Other category, as well as overall executive, administrative and support functions.
Share-Based Compensation Expense
We do not have any compensation plans under which we grant stock awards to employees. Certain employees receive equity awards from the equity incentive plans of our indirect parent, iHeartMedia, Inc. ("Parent"), and our subsidiary, CCOH.
Share-based compensation expenses are recorded in corporate expenses and were $12.1 million, $13.1 million and $11.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
As of December 31, 2017, there was $17.5 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of December 31, 2017, there was $26.5 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the years ended December 31, 2017, 2016 and 2015:

(In thousands)	Years Ended December 31,
	2017	2016	2015
Cash provided by (used for):
Operating activities	$(503,740)	$(13,982)	$(77,304)
Investing activities	$(236,071)	$510,915	$30,234
Financing activities	$151,335	$(418,231)	$377,410
Operating Activities
2017
Cash used for operating activities was $503.7 million in 2017 compared to $14.0 million of cash used for operating activities in 2016.  Our consolidated net loss in 2017 and 2016 included non-cash items of $123.1 million and $195.1 million, respectively. Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, loss on investments, equity in loss of nonconsolidated affiliates, (gain) loss on extinguishment of debt, and other reconciling items, net as presented on the face of the consolidated statement of cash flows.  The increase in cash used for operating activities is primarily attributed to lower operating income as well as changes in working capital balances, particularly accounts receivable, which was impacted by slower collections, and prepaid assets, partially offset by accrued interest and accounts payable due to the timing of payments. Cash paid for interest was $7.6 million higher in 2017 compared to the prior year due to higher variable interest rates and interest on new debt issuances.
2016
Cash used for operating activities was $14.0 million in 2016 compared to $77.3 million of cash used for operating activities in 2015.  Our consolidated net loss in 2016 and 2015 included non-cash items of $195.1 million and $700.8 million, respectively. Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, loss on investments, equity in loss of nonconsolidated affiliates, (gain) loss on extinguishment of debt, and other reconciling items, net as presented on the face of the consolidated statement of cash flows.  The decrease in cash used for operating activities is primarily attributed to changes in working capital balances, particularly accounts receivable, which were driven primarily by improved collections.  Cash paid for interest was $77.8 million higher in 2016 compared to the prior year due to the timing of accrued interest payments and higher interest rates as a result of financing transactions.
2015
Cash used for operating activities was $77.3 million in 2015 compared to $245.1 million of cash provided from operating activities in 2014.  Our consolidated net loss in 2015 and 2014 included non-cash items of $700.8 million and $877.6 million, respectively. Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, gain on marketable securities, equity in (earnings) loss of nonconsolidated affiliates, loss on extinguishment of debt, and other reconciling items, net as presented on the face of the consolidated statement of cash flows.  The increase in cash used for operating activities is primarily attributed to an increase of $146.1 million of cash interest payments in 2015 compared to 2014, as well as changes in working capital balances, particularly accounts receivable, which were driven primarily by an increase in revenues and slower collections, as well as prepaid and other current assets.  Cash paid for interest was higher in 2015 compared to the prior year due to the timing of accrued interest payments and higher interest rates as a result of refinancing transactions.
Investing Activities
2017
Cash used for investing activities of $236.1 million in 2017 reflected $292.0 million used for capital expenditures, partially offset by net cash proceeds from the sale of assets of $83.0 million, which included net cash proceeds from the sale of our Outdoor

Indianapolis market of $43.1 million. We spent $58.1 million for capital expenditures in our iHM segment primarily related to leasehold improvements and IT infrastructure, $74.6 million in our Americas outdoor segment primarily related to the construction of new advertising structures such as digital displays, $146.4 million in our International outdoor segment primarily related to street furniture advertising structures, $0.9 million in our Other category and $12.0 million by Corporate primarily related to equipment and software.
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
Financing Activities
2017
Cash provided by financing activities of $151.3 million in 2017 primarily resulted from proceeds from long-term debt issued by one of our international subsidiaries, as well as borrowings on our receivables-based credit facility. These proceeds were partially offset by dividends paid to non-controlling interests, which represents the portion of the dividends paid by CCOH to parties other than our subsidiaries that own CCOH stock, and a payment under our receivables-based credit facility.
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

Liquidity Before Filing the Chapter 11 Cases
Historically, our primary sources of liquidity were cash on hand, cash flow from operations, borrowing capacity under iHeartCommunications' domestic receivables-based credit facility, subject to the limitations contained in iHeartCommunications' material financing agreements, and cash from liquidity-generating transactions. As of December 31, 2017, we had $267.1 million of cash and cash equivalents on our balance sheet, including $144.1 million of cash and cash equivalents held by our subsidiary, CCOH. Cash held by CCOH included $119.0 million of cash held outside the U.S. Excess cash from our foreign operations may be transferred to our operations in the United States if needed to fund operations in the United States, subject to the foreseeable cash needs of our foreign operations and the mutual agreement of CCOH and us.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the U.S., we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes as a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital. Additionally, as a result of U.S. tax reform, future dividend distributions from our international subsidiaries are exempt from U.S. federal income tax beginning January 1, 2018.
On November 30, 2017, iHeartCommunications refinanced its receivables based credit facility and replaced it with a new facility providing for a $300.0 million term loan and revolving credit commitments of $250.0 million. The facility has a three-year term, maturing in 2020 and accrues interest at a rate of LIBOR plus 4.75%.
As of December 31, 2017, we had $405.0 million of outstanding borrowings and had $57.3 million of outstanding letters of credit under the receivables-based credit facility.
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
On August 14, 2017, Clear Channel International B.V. ("CCIBV"), our indirect subsidiary, issued an additional $150.0 million in aggregate principal amount of its 8.75% Senior Notes due 2020 (the “New CCIBV Notes”). The New CCIBV Notes were issued as additional notes under the indenture governing CCIBV’s existing 8.75% Senior Notes due 2020 and were issued at a premium, which resulted in $156.0 million in proceeds.  The New CCIBV Notes mature on December 15, 2020 and bear interest at a rate of 8.75% per annum, payable semi-annually in arrears on June 15 and December 15 of each year.
In October 2017, a subsidiary of iHeartCommunications exchanged $45.0 million aggregate principal amount of 11.25% Priority Guarantee Notes due 2021 that were held by a subsidiary of iHeartCommunications for $45.0 million aggregate principal amount of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties.
On November 30, 2017, iHeartCommunications refinanced its receivables based credit facility and replaced it with a new facility providing for a $300.0 million term loan and revolving credit commitments of $250.0 million (together, the "Facility"). On November 30, 2017, iHeartCommunications drew $300.0 million on the term loan and $65.0 million on the revolving credit commitments for a total of $365.0 million in borrowings. The Facility has a three-year term, maturing in 2020, and accrues interest at a rate of LIBOR plus 4.75%. On December 27, 2017, iHeartCommunications incurred $40.0 million of additional borrowings under the revolving credit loan portion of the Facility bringing its total outstanding borrowings under the Facility to $405.0 million.
On January 18, 2018, iHeartCommunications incurred $25.0 million of additional borrowings under the revolving credit loan portion of the Facility bringing its total outstanding borrowings under the Facility to $430.0 million. In February 2018, iHeartCommunications prepaid $59.0 million on the revolving credit loan portion of its new Facility bringing its total outstanding borrowings under the Facility to $371.0 million.

Non-Payment of $57.1 Million of iHeartCommunications Legacy Notes Held by an Affiliate
Our wholly-owned subsidiary, Clear Channel Holdings, Inc. ("CCH"), owns $57.1 million aggregate principal amount of our 5.50% Senior Notes due 2016 (the "5.50% Senior Notes"). On December 9, 2016, a special committee of our independent directors decided to not repay the $57.1 million principal amount of the 5.50% Senior Notes held by CCH when the notes matured on December 15, 2016 and on December 12, 2016, we informed CCH of that decision. CCH informed us on that date that, while it retains its right to exercise remedies under the indenture governing the 5.50% Senior Notes (the "legacy notes indenture") in the future, it does not currently intend to, and it does not currently intend to request that the trustee, seek to collect principal amounts due or exercise or request enforcement of any remedy with respect to the nonpayment of such principal amount under the legacy notes indenture. As a result, $57.1 million of the 5.50% Senior Notes remain outstanding. We repaid the other $192.9 million of 5.50% Senior Notes held by other holders.
As a result of the non-payment of the $57.1 million of the 5.50% Senior Notes, we continue to have in excess of $500 million of Legacy Notes outstanding.  Matters involving the validity and priority of any liens on iHeartMedia property are now before the Bankruptcy Court.
Notes Exchange Offers and Term Loan Offers
On March 15, 2017, iHeartCommunications commenced exchange offers (the “notes exchange offers”) to exchange certain series of its outstanding debt securities (the “Existing Notes”) for new securities of Parent, iHeartCommunications and CC Outdoor Holdings, Inc., a wholly-owned subsidiary of Parent, and concurrent consent solicitations with respect to the terms of the Existing Notes. On March 15, 2017, the Company also commenced offers (the “term loan offers”) to amend its outstanding Term Loan D and Term Loan E borrowings under its senior secured credit facilities and/or to issue new securities of Parent, CC Outdoor Holdings, Inc., Broader Media, LLC and/or iHeartCommunications to the lenders depending on the scenario in which the notes exchange offers and the term loan offers close. On March 15, 2018, in light of the filing of the Chapter 11 Cases, we terminated the notes exchange offers and the term loan offers.
Liquidity After Filing the Chapter 11 Cases
iHeartCommunications' filing of the Chapter 11 Cases constitutes an event of default that accelerated its obligations under its debt agreements. Due to the Chapter 11 Cases, however, the creditors' ability to exercise remedies under iHeartCommunications' debt agreements were stayed as of March 14, 2018, the date of the Chapter 11 petition filing, and continue to be stayed.
On March 16, 2018, the Debtors entered into a Restructuring Support Agreement (the “RSA”) with certain creditors and equityholders (the “Consenting Stakeholders”). The RSA contemplates the restructuring and recapitalization of the Debtors (the “Restructuring Transactions”), which will be implemented through a plan of reorganization in the Chapter 11 Cases. Pursuant to the RSA, the Consenting Stakeholders have agreed to, among other things, support the Restructuring Transactions and vote in favor of a plan of reorganization to effect the Restructuring Transactions.
The RSA provides certain milestones for the Restructuring Transactions. Failure of the Debtors to satisfy these milestones without a waiver or consensual amendment would provide the Consenting Stakeholders a termination right under the RSA. These milestones include (i) the filing of a plan of reorganization, disclosure statement and motion for approval of the disclosure statement, in form and substance reasonably acceptable to the Debtors and the Consenting Stakeholders, which was filed with the Bankruptcy Court on April 28, 2018, (ii) the entry of an order approving the disclosure statement by July 7, 2018, (iii) the entry of an order confirming the plan of reorganization within 75 days of the entry of an order approving the disclosure statement and (iv) the effective date of the plan of reorganization occurring by March 14, 2019.
In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to first day motions filed with the Bankruptcy Court, the Bankruptcy Court authorized us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to: (i) pay employees’ wages and related obligations; (ii) continue to operate our cash management system in a form substantially similar to prepetition practice; (iii) use cash collateral on an interim basis; (iv) continue to honor certain obligations related to on-air talent, station affiliates and royalty obligations; (v) continue to maintain certain customer programs; (vi) pay taxes in the ordinary course; (vii) continue our surety bond program; and (viii) maintain our insurance program in the ordinary course.
The filing of the Chapter 11 Cases is intended to permit us to reduce our indebtedness to achieve a manageable capital structure. We filed a plan of reorganization with the Bankruptcy Court on April 28, 2018.

During the pendency of the Chapter 11 Cases, iHeartCommunications' principal sources of liquidity are expected to be limited to cash flow from operations, cash on hand and, if obtained, borrowings under a DIP credit facility. Our ability to maintain adequate liquidity through the reorganization process and beyond depends on successful operation of our business, and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors.
The Consolidated Financial Statements included in this Annual Report on Form 10-K have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The Consolidated Financial Statements do not reflect any adjustments that might result from the outcome of the Chapter 11 Cases. We have significant indebtedness and we have reclassified all of the Debtors' indebtedness to current liabilities at December 31, 2017. Our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. As a result of our financial condition, the defaults under our debt agreements, and the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists that we will be able to continue as a going concern.
In connection with the cash management arrangements for CCOH, iHeartCommunications maintains an intercompany revolving promissory note payable by iHeartCommunications to CCOH (the "Intercompany Note"), which matures on May 15, 2019. As of December 31, 2017, the principal amount outstanding under the Intercompany Note was $1,067.6 million. As a result of the Chapter 11 Cases, CCOH wrote down the balance of the note to $212.0 million during the fourth quarter of 2017 to reflect the estimated recoverable amount of the Intercompany Note as of December 31, 2017, based on CCOH management's best estimate of the cash settlement amount. The Intercompany note is eliminated in consolidation in our consolidated financial statements. Pursuant to an order entered by the Bankruptcy Court, as of March 14, 2018, the balance of the Intercompany Note is frozen, and following March 14, 2018, intercompany allocations that would have been reflected in adjustments to the balance of the Intercompany Note are instead reflected in an intercompany balance that accrues interest at a rate equal to the interest under the Intercompany Note. As a result, we are continuing to provide the day-to-day cash management services for CCOH during the Chapter 11 Cases, and we expect to continue to do so until such arrangements are addressed through the Chapter 11 Cases.
The Bankruptcy Court’s order also approves iHeartCommunications' continuing to provide services to CCOH pursuant to the Corporate Services Agreement during the Chapter 11 Cases. Although we expect iHeartCommunications will continue to provide services to CCOH under the Corporate Services Agreement during the Chapter 11 Cases, we currently expect that if CCOH is separated from iHeartCommunications at the conclusion of the Chapter 11 Cases as contemplated by the RSA and the proposed plan of reorganization filed with the Bankruptcy Court, the Corporate Services Agreement will terminate, be modified or be replaced with an agreement that gives effect to such separation.
Indebtedness
As of December 31, 2017, we had $20.6 billion of consolidated indebtedness. The filing of the Chapter 11 Cases constituted an event of default with respect to iHeartCommunications' existing debt obligations, or approximately $15.0 billion of our consolidated debt. As a result of the filing of the Chapter 11 Cases, all of the indebtedness of the Debtors became immediately due and payable, but any efforts to enforce such payment obligations were automatically stayed as a result of the Chapter 11 Cases. These debt obligations and substantially all other pre-petition obligations of the Debtors are subject to settlement under a plan of reorganization which must be confirmed by the Bankruptcy Court. The Chapter 11 Cases did not trigger any default or event of default under the debt obligations of our subsidiaries Clear Channel Worldwide Holdings, Inc. and Clear Channel International B.V.

The balances of outstanding debt of the Debtors shown in the table below have been reclassified as current liabilities on the accompanying consolidated balance sheet as of December 31, 2017. Debt balances as of December 31, 2017 and 2016 consists of the following:

	December 31,
(In millions)	2017	2016
Senior Secured Credit Facilities:
Term Loan D Facility Due 2019	$5,000.0	$5,000.0
Term Loan E Facility Due 2019	1,300.0	1,300.0
Receivables Based Credit Facility(1)	405.0	330.0
9.0% Priority Guarantee Notes Due 2019	1,999.8	1,999.8
9.0% Priority Guarantee Notes Due 2021	1,750.0	1,750.0
11.25% Priority Guarantee Notes Due 2021(2)	870.5	575.0
9.0% Priority Guarantee Notes Due 2022	1,000.0	1,000.0
10.625% Priority Guarantee Notes Due 2023	950.0	950.0
Subsidiary Revolving Credit Facility due 2018(3)	—	—
Other Secured Subsidiary Debt	8.5	21.0
Total Secured Debt	$13,283.8	$12,925.8

14.0% Senior Notes Due 2021	1,763.9	1,729.2
iHeartCommunications Legacy Notes:
5.5% Senior Notes Due 2016(4)	—	—
6.875% Senior Notes Due 2018	175.0	175.0
7.25% Senior Notes Due 2027	300.0	300.0
10.0% Senior Notes Due 2018(2)	47.5	347.0
Subsidiary Senior Notes:
6.5% Series A Senior Notes Due 2022	735.8	735.8
6.5% Series B Senior Notes Due 2022	1,989.2	1,989.2
Subsidiary Senior Subordinated Notes:
7.625% Series A Senior Notes Due 2020	275.0	275.0
7.625% Series B Senior Notes Due 2020	1,925.0	1,925.0
Subsidiary 8.75% Senior Notes due 2020(5)	375.0	225.0
Other Subsidiary Debt	24.6	28.0
Purchase accounting adjustments and original issue discount	(136.6)	(167.0)
Long-term debt fees	(109.0)	(123.0)
Total Debt	$20,649.2	$20,365.0
Less: Cash and cash equivalents	267.1	845.0
	$20,382.1	$19,520.0

(1)
On November 30, 2017, iHeartCommunications refinanced its receivables based credit facility and replaced it with a new facility providing for a $300.0 million term loan and revolving credit commitments of $250.0 million. On November 30, 2017, iHeartCommunications drew $300.0 million on the term loan and $65.0 million on the revolving credit commitments for a total of $365.0 million in borrowings. The facility has a three-year term, maturing in 2020, and accrues interest at a rate of LIBOR plus 4.75%. On December 27, 2017, iHeartCommunications incurred $40.0 million of additional borrowings under the revolving credit loan portion of this facility bringing its total outstanding borrowings under this facility to $405.0 million.

(2)
On February 7, 2017, iHeartCommunications completed an exchange offer of $476.4 million principal amount of its 10.0% Senior Notes due 2018 for $476.4 million principal amount of newly-issued 11.25% Priority Guarantee Notes due 2021, which were issued as "additional notes" under the indenture governing the 11.25% Priority Guarantee Notes due 2021. Of the $476.4 million principal amount of 11.25% Priority Guarantee Notes due 2021 issued in the exchange offer, $241.4 million principal amount was issued to subsidiaries of iHeartCommunications that participated in the exchange offer. On July 10, 2017, iHeartCommunications exchanged $15.6 million principal amount of its 10.0% Senior Notes due 2018 that were held by an unaffiliated third party for $15.6 million principal amount of its 11.25% Priority Guarantee Notes due 2021 that were held by a subsidiary of iHeartCommunications. In October 2017, iHeartCommunications exchanged $45.0 million principal amount of its 10.0% Senior Notes due 2018 that were held by unaffiliated third parties for $45.0 million principal amount of its 11.25% Priority Guarantee Notes due 2021 that were held by a subsidiary of iHeartCommunications. On December 13, 2017 iHeartCommunications repurchased $4.0 million aggregate principal amount of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties for $2.7 million in cash.
On January 4, 2018, iHeartCommunications repurchased $5.4 million aggregate principal amount of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties for $5.3 million in cash. On January 16, 2018, iHeartCommunications repaid the remaining balance of $42.1 million aggregate principal amount of 10.0% Senior Notes due 2018 at maturity.

(3)	The subsidiary revolving credit facility provides for borrowings of up to $75.0 million (the revolving credit commitment).

(4)
In December 2016, iHeartCommunications repaid at maturity $192.9 million of 5.5% Senior Notes due 2016 and did not pay $57.1 million of the notes held by a subsidiary of ours. The $57.1 million of aggregate principal amount remains outstanding and is eliminated for purposes of consolidation of our financial statements.

(5)
On August 14, 2017, CCIBV, our indirect subsidiary, issued $150.0 million in aggregate principal amount of 8.75% Senior Notes due 2020 (the “New CCIBV Notes”). The New CCIBV Notes were issued as additional notes under the indenture governing CCIBV’s existing 8.75% Senior Notes due 2020.

Senior Secured Credit Facilities
As of December 31, 2017, iHeartCommunications had a total of $6.3 billion outstanding under its senior secured credit facilities, consisting of:

•	a $5.0 billion term loan D, which matures on January 30, 2019; and

•	a $1.3 billion term loan E, which matures on July 30, 2019.
iHeartCommunications is the primary borrower under the senior secured credit facilities, and certain of its domestic restricted subsidiaries are co-borrowers under a portion of the term loan facilities.
The filing of the Chapter 11 Cases triggered an event of default that accelerated iHeartCommunications' obligations under the senior secured credit facilities. The credit agreement governing the senior secured credit facilities provides that upon acceleration of iHeartCommunications' obligations under the senior secured credit facilities, the outstanding balance of loans becomes due, unpaid interest accrued as of the time of acceleration becomes due, and any fees payable by or other obligations of iHeartCommunications become due. Under the Bankruptcy Code, the creditors under the senior secured credit facilities are stayed from taking any action against iHeartCommunications or any of the other Debtors as a result of the default.
Interest Rate and Fees
Prior to the filing of the Chapter 11 Cases, borrowings under iHeartCommunications' senior secured credit facilities bore interest at a rate equal to an applicable margin plus, at iHeartCommunications' option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent or (B) the Federal funds effective rate from time to time plus 0.50%, or (ii) a Eurocurrency rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs.
The margin percentages applicable to the term loan facilities were the following percentages per annum:

•	with respect to loans under the term loan D, (i) 5.75% in the case of base rate loans and (ii) 6.75% in the case of Eurocurrency rate loans; and

•	with respect to loans under the term loan E, (i) 6.50% in the case of base rate loans and (ii) 7.50% in the case of Eurocurrency rate loans.
The margin percentages were subject to adjustment based upon iHeartCommunications' leverage ratio:
As a result of the default triggered by the filing of the Chapter 11 Cases, the senior secured credit facilities currently bear interest at a default rate equal to the rate otherwise applicable to the loans under the senior secured credit facilities plus 2%. However, we are not currently paying interest on the senior secured credit facilities while the Chapter 11 Cases are pending.

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

Certain Covenants and Events of Default
The senior secured credit facilities require iHeartCommunications to comply on a quarterly basis with a financial covenant limiting the ratio of consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA (as defined by iHeartCommunications' senior secured credit facilities) for the preceding four quarters.  iHeartCommunications' secured debt consists of the senior secured credit facilities, the receivables based credit facility, the priority guarantee notes and certain other secured subsidiary debt.  As required by the definition of consolidated EBITDA in iHeartCommunications' senior secured credit facilities, iHeartCommunications' consolidated EBITDA for the preceding four quarters of $1.6 billion is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense), net plus share-based compensation and is further adjusted for the following items: (i) costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses and severance; (iii) non-cash charges; (iv) cash received from nonconsolidated affiliates; and (v) various other items.

The following table reflects a reconciliation of consolidated EBITDA (as defined by iHeartCommunications' senior secured credit facilities) to operating income and net cash provided by operating activities for the four quarters ended December 31, 2017:

Four Quarters Ended
(In Millions)	December 31, 2017
Consolidated EBITDA (as defined by iHeartCommunications' senior secured credit facilities)	$1,589.5
Less adjustments to consolidated EBITDA (as defined by iHeartCommunications' senior secured credit facilities):
Costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities	(37.8)
Extraordinary, non-recurring or unusual gains or losses or expenses and severance (as referenced in the definition of consolidated EBITDA in iHeartCommunications' senior secured credit facilities)	(43.3)
Non-cash charges	(20.4)
Other items	66.9
Less: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	(585.0)
Operating income	969.9
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets, and Share-based compensation expense	579.1
Less: Interest expense	(1,865.6)
Less: Current income tax expense	(30.8)
Plus: Other income (expense), net	(15.3)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	25.8
Change in assets and liabilities, net of assets acquired and liabilities assumed	(166.8)
Net cash used for operating activities	$(503.7)
The maximum ratio permitted under this financial covenant for the four quarters ended December 31, 2017 was 8.75:1.  At December 31, 2017, the ratio was 8.2:1.
Receivables Based Credit Facility
On November 30, 2017, iHeartCommunications refinanced its receivables based credit facility and replaced it with the Facility, which provides for a $300.0 million term loan and revolving credit commitments of $250.0 million. On November 30, 2017, iHeartCommunications drew $300.0 million on the term loan and $65.0 million on the revolving credit commitments for a total of $365.0 million in borrowings. The Facility has a three-year term, maturing on November 30, 2020, and accrues interest at a rate of LIBOR plus 4.75%. On December 27, 2017, iHeartCommunications incurred $40.0 million of additional borrowings under this Facility bringing its total outstanding borrowings under this Facility to $405.0 million.
On January 18, 2018, iHeartCommunications incurred $25.0 million of additional borrowings under the revolving credit loan portion of the Facility bringing its total outstanding borrowings under the Facility to $430.0 million. In February 2018, iHeartCommunications prepaid $59.0 million on the revolving credit loan portion of the Facility bringing its total outstanding borrowings under the Facility to $371.0 million.
The Facility provides commitments of $550.0 million, subject to a borrowing base. The Facility includes a letter of credit sub-facility and a swingline loan sub-facility. iHeartCommunications and certain subsidiary borrowers are the borrowers under the Facility.
Pursuant to an order approved by the Bankruptcy Court, we are currently making postpetition interest payments under the Facility.
Interest Rate and Fees
Prior to the filing of the Chapter 11 Cases, borrowings under the Facility bore interest at a rate per annum equal to an applicable rate plus, at iHeartCommunications' option, either (1) a base rate determined by reference to the highest of (a) the prime rate of PNC Bank, National Association and (b) the Federal Funds rate plus 0.50% or (2) a Eurocurrency rate that is the greater of (a) 1.00%, and (b) the quotient of (i) the ICE LIBOR rate, or if such rate is not available, the rate determined by the Administrative Agent, and (ii) one minus the maximum rate at which reserves are required to be maintained for Eurocurrency liabilities. The applicable rate for borrowings under the Facility was 4.75% with respect to Eurocurrency term loans and revolving loans and 3.75% with respect to base rate term loans and revolving loans.
In addition to paying interest on outstanding principal under the Facility, iHeartCommunications is required to pay a commitment fee of 0.75% to the lenders under the Facility in respect of the unutilized revolving commitments thereunder.  iHeartCommunications must also pay a letter of credit fee equal to 4.75% per annum.
Priority Guarantee Notes
The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company's obligations under the 9.0% Priority Guarantee Notes due 2019, 9.0% Priority Guarantee Notes due 2021, 11.25% Priority Guarantee Notes due 2021, 9.0% Priority Guarantee Notes due 2022 and 10.625% Priority Guarantee Notes due 2023 (collectively, the "Priority Guarantee Notes"). Under the indentures pursuant to which the Priority Guarantee Notes were issued, upon the acceleration of iHeartCommunications' obligations under the Priority Guarantee Notes, the Priority Guarantee Notes are deemed to have matured, the unpaid principal balance of the Priority Guarantee Notes comes due, unpaid interest accrued as of the time of the acceleration comes due, and any applicable premiums (as determined pursuant to the applicable indentures) comes due. Under the Bankruptcy Code, the holders of the Priority Guarantee Notes are stayed from taking any action against the Debtors.
As a result of the default triggered by the filing of the Chapter 11 Cases, each issue of Priority Guarantee Notes currently bears interest at a default rate equal 1.0% per annum in excess of the applicable interest rate. However, we are not currently paying interest on the Priority Guarantee Notes while the Chapter 11 Cases are pending.
The Priority Guarantee Notes are iHeartCommunications' senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the applicable indenture. Each issue of Priority Guarantee Notes and the guarantors’ obligations under the respective guarantees are secured by (i) a lien on (a) the capital stock of iHeartCommunications and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain Legacy Notes of iHeartCommunications), in each case equal in priority to the liens securing the obligations under iHeartCommunications' senior secured credit facilities and the other Priority Guarantee Notes, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing iHeartCommunications' Facility junior in priority to the lien securing iHeartCommunications' obligations thereunder, subject to certain exceptions.
9.0% Priority Guarantee Notes due 2019
As of December 31, 2017, iHeartCommunications had outstanding $2.0 billion aggregate principal amount of 9.0% priority guarantee notes due 2019 (the "9.0% Priority Guarantee Notes due 2019").
The 9.0% Priority Guarantee Notes due 2019 are scheduled to mature on December 15, 2019 and, prior to the filing of the Chapter 11 Cases, bore interest at a rate of 9.0% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. In addition to the collateral granted to secure the 9.0% Priority Guarantee Notes due 2019 described above under “--Priority Guarantee Notes,” the collateral agent and the trustee for the 9.0% Priority Guarantee Notes due 2019 entered into an agreement with the administrative agent for the lenders under the senior secured credit facilities to turn over to the trustee under the 9.0% Priority Guarantee Notes due 2019, for the benefit of the holders of the 9.0% Priority Guarantee Notes due 2019, a pro rata share of any recovery received on account of the principal properties, subject to certain terms and conditions.
9.0% Priority Guarantee Notes due 2021
As of December 31, 2017, iHeartCommunications had outstanding $1.75 billion aggregate principal amount of 9.0% priority guarantee notes due 2021 (the “9.0% Priority Guarantee Notes due 2021”).
The 9.0% Priority Guarantee Notes due 2021 are scheduled to mature on March 1, 2021 and, prior to the filing of the Chapter 11 Cases, bore interest at a rate of 9.0% per annum, payable semi-annually in arrears on March 1 and September 1 of each year.

11.25% Priority Guarantee Notes due 2021
As of December 31, 2017, iHeartCommunications had outstanding $870.5 million (net of $180.8 million aggregate principal amount held by certain subsidiaries of iHeartCommunications) aggregate principal amount of 11.25% Priority Guarantee Notes due 2021 (the “11.25% Priority Guarantee Notes due 2021”). On February 7, 2017, we completed an exchange offer of $476.4 million principal amount of our 10.0% Senior Notes due 2018 for $476.4 million principal amount of newly-issued 11.25% Priority Guarantee Notes due 2021, which were issued as “additional notes” under the indenture governing the 11.25% Priority Guarantee Notes due 2021. Of the $476.4 million principal amount of 11.25% Priority Guarantee Notes due 2021 issued in the exchange offer, $241.4 million principal amount was issued to subsidiaries of iHeartCommunications that exchanged 10.0% Senior Notes due 2018 in the exchange offer. On July 10, 2017, iHeartCommunications exchanged $15.6 million principal amount of its 10.0% Senior Notes due 2018 that were held by an unaffiliated third party for $15.6 million principal amount of its 11.25% Priority Guarantee Notes due 2021 that were held by a subsidiary of iHeartCommunications. In October 2017, iHeartCommunications exchanged $45.0 million principal amount of its 10.0% Senior Notes due 2018 that were held by unaffiliated third parties for $45.0 million principal amount of its 11.25% Priority Guarantee Notes due 2021 that were held by a subsidiary of iHeartCommunications.
The 11.25% Priority Guarantee Notes due 2021 are scheduled to mature on March 1, 2021 and, prior to the filing of the Chapter 11 Cases, bore interest at a rate of 11.25% per annum, payable semi-annually in arrears on March 1 and September 1 of each year. In connection with the exchange offer that was completed on February 7, 2017, we entered into a registration rights agreement pursuant to which we agreed to use commercially reasonable efforts to file and cause to be declared effective a registration statement covering a registered offer to exchange the 11.25% Priority Guarantee Notes due 2021 issued in the exchange offer for exchange notes having substantially identical terms (except that they will have been registered pursuant to an effective registration statement under the Securities Act and will not contain provisions for special interest). Because such a registration statement did not become effective within 420 days of the February 7, 2017 closing of the exchange offer, commencing after April 3, 2018, the 11.25% Priority Guarantee Notes due 2021 issued in the exchange offer are subject to special interest that is accruing at a rate of 0.25% per annum during the first 90 days following April 3, 2018 and will accrue at a rate of 0.50% thereafter until the registration default is cured. We are not currently paying any interest or special interest on the 11.25% Priority Guarantee Notes due 2021 while the Chapter 11 Cases are pending.
9.0% Priority Guarantee Notes due 2022
As of December 31, 2017, iHeartCommunications had outstanding $1.0 billion aggregate principal amount of 9.0% priority guarantee notes due 2022 (the “9.0% Priority Guarantee Notes due 2022”).
The 9.0% Priority Guarantee Notes due 2022 are scheduled to mature on September 15, 2022 and, prior to the filing of the Chapter 11 Cases, bore interest at a rate of 9.0% per annum, payable semi-annually in arrears on March 15 and September 15 of each year.
10.625% Priority Guarantee Notes due 2023
As of December 31, 2017, iHeartCommunications had outstanding $950.0 million aggregate principal amount of 10.625% priority guarantee notes due 2023 (the “10.625% Priority Guarantee Notes due 2023”).
The 10.625% Priority Guarantee Notes due 2023 are scheduled to mature on March 15, 2023 and, prior to the filing of the Chapter 11 Cases, bore interest at a rate of 10.625% per annum, payable semi-annually in arrears on March 15 and September 15 of each year.
Subsidiary Senior Revolving Credit Facility due 2018
During the third quarter of 2013, CCOH entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital needs, to issue letters of credit and for other general corporate purposes.  At December 31, 2017, there were no amounts outstanding under the revolving credit facility, and $71.2 million of letters of credit under the revolving credit facility, which reduce availability under the facility.
The revolving credit facility contains a springing covenant that requires CCOH to maintain a secured leverage ratio (as defined in the revolving credit facility) of not more than 1.5:1 that is tested at the end of a quarter if availability under the facility is less than 75% of the aggregate commitments under the facility as of the end of the quarter.  CCOH was in compliance with the secured leverage ratio covenant as of December 31, 2017.

14.0% Senior Notes due 2021
As of December 31, 2017, iHeartCommunications had outstanding approximately $1.8 billion of aggregate principal amount of 14.0% Senior Notes due 2021 (net of $449.4 million principal amount held by a subsidiary of iHeartCommunications).
The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company's obligations under the 14% Senior Notes due 2021. Other events of default are also present with respect to the 14% Senior Notes due 2021, including a failure to make an interest payment on February 1, 2018. Under the indenture pursuant to which the 14% Senior Notes due 2021 were issued, upon the acceleration of iHeartCommunications' obligations under the 14% Senior Notes due 2021, the 14% Senior Notes due 2021 are deemed to have matured, the unpaid principal balance of the 14% Senior Notes due 2021 comes due, unpaid interest accrued as of the time of the acceleration comes due, and any applicable premiums (as determined pursuant to the applicable indentures) comes due. Under the Bankruptcy Code, the holders of the 14% Senior Notes due 2021 are stayed from taking any action against the Debtors.
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
On February 1, 2018, iHeartCommunications elected not to make the cash interest payment of approximately $106.0 million due on February 1, 2018 with respect to the 14% Senior Notes due 2021. Under the terms of the indenture governing the 14% Senior Notes due 2021, interest accrues on the overdue interest payment from February 1, 2018 at the rate applicable to the 14% Senior Notes due 2021. However, we are not currently paying interest on the 14% Senior Notes due 2021 while the Chapter 11 Cases are pending.
The 14% Senior Notes due 2021 are fully and unconditionally guaranteed on a senior basis by the guarantors named in the indenture governing such notes.  The guarantees are structurally subordinated to all existing and future indebtedness and other liabilities of any subsidiary of the applicable subsidiary guarantor that is not also a guarantor of the Senior Notes due 2021.  The guarantees are subordinated to the guarantees of iHeartCommunications' senior secured credit facility and certain other permitted debt, but rank equal to all other senior indebtedness of the guarantors.
iHeartCommunications Legacy Notes
As of December 31, 2017, iHeartCommunications had approximately $475.0 million aggregate principal amount of senior notes outstanding (net of $57.1 million aggregate principal amount held by a subsidiary of iHeartCommunications) (collectively, the "Legacy Notes"). In December 2016, iHeartCommunications repaid at maturity $192.9 million of 5.5% Senior Notes due 2016 and did not pay $57.1 million of the notes held by a subsidiary of iHeartCommunications. Although the non-payment of the $57.1 million of 5.50% Senior Notes due 2016 is a default under the indenture governing the 5.50% Senior Notes due 2016 (the “legacy notes indenture”), the subsidiary that holds the notes informed us that, while it retains its right to exercise remedies under the legacy notes indenture in the future, it does not currently intend to, and it does not currently intend to request that the trustee, seek to collect principal amounts due or exercise or request enforcement of any remedy with respect to the nonpayment of such principal amount under the legacy notes indenture. The default resulting from non-payment of the $57.1 million of 5.50% Senior Notes is below the $100.0 million cross-default threshold in iHeartCommunications' debt documents. See “--Non-Payment of $57.1 Million of iHeartCommunications Legacy Notes Held by an Affiliate.” The $57.1 million of aggregate principal amount remains outstanding and is eliminated for purposes of consolidation in our financial statements.
The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company's obligations under the Legacy Notes. Under the indenture pursuant to which the Legacy Notes were issued, upon the acceleration of iHeartCommunications' obligations under the Legacy Notes, the Legacy Notes are deemed to have matured, the unpaid principal balance of the Legacy Notes comes due, unpaid interest accrued as of the time of the acceleration comes due, and any applicable premiums (as determined pursuant to the applicable indentures) comes due. Under the Bankruptcy Code, the holders of the Legacy Notes are stayed from taking any action against the Debtors.
We are not currently paying interest on the Legacy Notes while the Chapter 11 Cases are pending.
The Legacy Notes were the obligations of iHeartCommunications prior to the merger in 2008. The Legacy Notes are senior, unsecured obligations that are effectively subordinated to iHeartCommunications' secured indebtedness to the extent of the value of iHeartCommunications' assets securing such indebtedness and are not guaranteed by any of iHeartCommunications' subsidiaries and, as a result, are structurally subordinated to all indebtedness and other liabilities of iHeartCommunications' subsidiaries.  The Legacy Notes rank equally in right of payment with all of iHeartCommunications' existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness.
10.0% Senior Notes due 2018
As of December 31, 2017, iHeartCommunications had outstanding $47.5 million aggregate principal amount of 10.0% Senior Notes due 2018.  On February 7, 2017, we completed an exchange offer of $476.4 million principal amount of our 10.0% Senior Notes due 2018 for $476.4 million principal amount of newly-issued 11.25% Priority Guarantee Notes due 2021, which were issued as “additional notes” under the indenture governing the 11.25% Priority Guarantee Notes due 2021. Of the $476.4 million principal amount of 10.0% Senior Notes due 2018 tendered and accepted for exchange, $241.4 million principal amount was tendered by subsidiaries of iHeartCommunications. On July 10, 2017, iHeartCommunications exchanged $15.6 million principal amount of its 10.0% Senior Notes due 2018 that were held by an unaffiliated third party for $15.6 million principal amount of its 11.25% Priority Guarantee Notes due 2021 that were held by a subsidiary of iHeartCommunications. In October 2017, iHeartCommunications exchanged $45.0 million principal amount of its 10.0% Senior Notes due 2018 that were held by unaffiliated third parties for $45.0 million principal amount of its 11.25% Priority Guarantee Notes due 2021 that were held by a subsidiary of iHeartCommunications. On December 13, 2017 iHeartCommunications repurchased $4.0 million aggregate principal amount of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties for $2.7 million in cash.
On January 4, 2018, iHeartCommunications repurchased $5.4 million aggregate principal amount of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties for $5.3 million in cash. On January 16, 2018, iHeartCommunications repaid the remaining balance of $42.1 million aggregate principal amount of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties for $42.1 million in cash.
CCWH Senior Notes
As of December 31, 2017, CCWH senior notes represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.75 million aggregate principal amount of Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes”).  The CCWH Senior Notes are guaranteed by CCOH, Clear Channel Outdoor, Inc. (“CCOI”) and certain of CCOH’s direct and indirect subsidiaries.
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
CCWH may redeem the CCWH Senior Notes, in whole or in part, at the redemption prices set forth in the applicable indenture governing the CCWH Senior Notes plus accrued and unpaid interest to the redemption date. Notwithstanding the foregoing, neither CCOH nor any of its subsidiaries is permitted to make any purchase of, or otherwise effectively cancel or retire any Series A CCWH Senior Notes or Series B CCWH Senior Notes if, after giving effect thereto and, if applicable, any concurrent purchase of or other addition with respect to any Series B CCWH Senior Notes or Series A CCWH Senior Notes, as applicable, the ratio of (a) the outstanding aggregate principal amount of the Series A CCWH Senior Notes to (b) the outstanding aggregate principal amount of the Series B CCWH Senior Notes shall be greater than 0.25, subject to certain exceptions.
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
The Series A CCWH Senior Notes indenture and Series B CCWH Senior Notes indenture restrict CCOH’s ability to incur additional indebtedness but permit CCOH to incur additional indebtedness based on an incurrence test.  In order to incur (i) additional indebtedness under this test, CCOH’s debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively, and (ii) additional indebtedness that is subordinated to the CCWH Senior Notes under this test, CCOH’s debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1 for total debt.  The indentures contain certain other exceptions that allow CCOH to incur additional indebtedness. The Series B CCWH Senior Notes indenture also permits CCOH to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales after making an asset sale offer if its debt to adjusted EBITDA ratios (as defined by the indentures) are lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively. The Series A CCWH Senior Notes indenture does not limit CCOH’s ability to pay dividends.  Because CCOH's consolidated leverage ratio exceeded the limit in the incurrence tests described above, CCOH is not currently permitted to incur additional indebtedness using the incurrence test in the Series A CCWH Senior Notes indenture and the Series B CCWH Senior Notes indenture, and CCOH is not currently permitted to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales under the Series B CCWH Senior Notes indenture. There are other exceptions in these indentures that allow CCOH to incur additional indebtedness and pay dividends. The exceptions in the Series B CCWH Senior Notes indenture that allow CCOH to pay dividends include (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by CCOH of amounts outstanding under the revolving promissory note issued by iHeartCommunications to CCOH. CCOH has used substantially all of the $525.0 million general restricted payments basket capacity in the Series B CCWH Senior Notes indenture. The Series A CCWH Senior Notes indenture does not limit CCOH's ability to pay dividends.
CCWH Senior Subordinated Notes
As of December 31, 2017, CCWH Subordinated Notes represented $2.2 billion of aggregate principal amount of indebtedness outstanding, which consist of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes”).  Interest on the CCWH Subordinated Notes is payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year.
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
The Series A CCWH Subordinated Notes indenture and Series B CCWH Subordinated Notes indenture restrict CCOH’s ability to incur additional indebtedness but permit CCOH to incur additional indebtedness based on an incurrence test.  In order to incur additional indebtedness under this test, CCOH’s debt to adjusted EBITDA ratio (as defined by the indentures) must be lower than 7.0:1.  The indentures contain certain other exceptions that allow CCOH to incur additional indebtedness. The Series B CCWH Subordinated Notes indenture also permits CCOH to pay dividends from the excess proceeds of indebtedness or the proceeds from asset sales after making an asset sale offer if its debt to adjusted EBITDA ratio (as defined by the indentures) is lower than 7.0:1.  The Series A CCWH Senior Subordinated Notes indenture does not limit CCOH’s ability to pay dividends.  Because CCOH's consolidated leverage ratio exceeded the limit in the incurrence tests described above, CCOH is not currently permitted to incur additional indebtedness using the incurrence test in the Series A CCWH Subordinated Notes indenture and the Series B CCWH Subordinated Notes indenture, and CCOH is not currently permitted to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales under the Series B CCWH Subordinated Notes indenture. There are other exceptions in these indentures that allow CCOH to incur additional indebtedness and pay dividends. The exceptions in the Series B CCWH Subordinated Notes indenture that allow CCOH to pay dividends include (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by CCOH of amounts outstanding under the revolving promissory note issued by iHeartCommunications to CCOH. CCOH has used substantially all of the $525.0 million general restricted payments basket capacity in the Series B CCWH Senior Subordinated Notes indenture. The Series A CCWH Senior Subordinated Notes indenture does not limit CCOH's ability to pay dividends.

Clear Channel International B.V. Senior Notes
During the third quarter of 2017, Clear Channel International B.V., an international subsidiary of ours, issued $150.0 million in additional aggregate principal amount of 8.75% Senior Notes due 2020 (“CCIBV Senior Notes”), bringing the total amount outstanding under the CCIBV Senior Notes as of December 31, 2017 to $375.0 million.
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
Clear Channel International B.V. may redeem the notes, in whole or in part, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.
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
Refinancing and Financing Transactions
2017 Refinancing and Financing Transactions
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
On August 14, 2017, Clear Channel International B.V. ("CCIBV"), our indirect subsidiary, issued $150.0 million in aggregate principal amount of 8.75% Senior Notes due 2020 (the “New CCIBV Notes”). The New CCIBV Notes were issued as additional notes under the indenture governing CCIBV’s existing 8.75% Senior Notes due 2020 and were issued at a premium, which resulted in $156.0 million in proceeds.  The New CCIBV Notes mature on December 15, 2020 and bear interest at a rate of 8.75% per annum, payable semi-annually in arrears on June 15 and December 15 of each year.
In October 2017, a subsidiary of iHeartCommunications exchanged $45.0 million aggregate principal amount of 11.25% Priority Guarantee Notes due 2021 that were held by a subsidiary of iHeartCommunications for $45.0 million aggregate principal amount of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties.
On November 30, 2017, iHeartCommunications refinanced its receivables based credit facility and replaced it with a new facility providing for a $300.0 million term loan and revolving credit commitments of $250.0 million (together, the "Facility"). On November 30, 2017, iHeartCommunications drew $300.0 million on the term loan and $65.0 million under the revolver, for a total of $365.0 million in borrowings. The Facility has a three-year term, maturing on November 30, 2020, and accrues interest at a rate of LIBOR plus 4.75%. On December 27, 2017, iHeartCommunications incurred $40.0 million of additional borrowings under the revolving credit loan portion of this Facility bringing its total outstanding borrowings under this Facility to $405.0 million.
2016 Refinancing and Financing Transactions
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
Dispositions and Other
2017
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
During the fourth quarter of 2017, we exchanged four radio stations in Chattanooga, TN and six radio stations in Richmond, VA for four radio stations in Boston, MA and three radio stations in Seattle, WA, owned by Entercom Communications Corp. We recognized a net gain of $15.4 million related to the sale, which is included within Other operating income, net.
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

Uses of Capital
Debt Repurchases, Maturities and Other
2017
On December 13, 2017 iHeartCommunications repurchased $4.0 million aggregate principal amount of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties for $2.7 million in cash.
On January 4, 2018, iHeartCommunications repurchased $5.4 million aggregate principal amount of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties for $5.3 million in cash. On January 16, 2018, iHeartCommunications repaid the remaining balance of $42.1 million aggregate principal amount of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties for $42.1 million in cash.
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
On December 12, 2016, iHeartCommunications announced the results and expiration of the six separate consent solicitations (the "Consent Solicitations") with respect to its 2021 Notes and its five series of priority guarantee notes. Holders of 2021 Notes representing approximately 81.5% of the outstanding principal amount of the 2021 Notes (excluding any 2021 Notes held by the Company or its affiliates), consented to the proposed amendment (the "Proposed Amendment") to Section 9.07 of the indenture governing the 2021 Notes Indenture. The Proposed Amendment allows the Company to exclude, in any offer to consent, waive or amend any of the terms or provisions of the 2021 Notes Indenture or the 2021 Notes in connection with an exchange offer, any holders of Notes who are not institutional “accredited investors,” who are not non-“U.S. persons”, or those in foreign jurisdictions whose inclusion would require the Company to comply with the registration requirements or other similar requirements under any securities laws of such foreign jurisdiction or would be unlawful. iHeartCommunications paid an aggregate consent fee of $1.7 million to holders of the 2021 Notes that consented to the amendment in accordance with the terms of the Consent Solicitation and will pay a contingent fee of $2.6 million to such holders upon the completion of an exchange offer in which the Company relies on the changes effected by the Proposed Amendment.
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
Capital Expenditures
Capital expenditures for the years ended December 31, 2017, 2016 and 2015 were as follows:

(In millions)	Years Ended December 31,
	2017	2016	2015
iHM	58.1	73.2	63.8
Americas outdoor advertising	74.6	81.4	82.2
International outdoor advertising	146.4	143.8	132.6
Corporate and Other	12.9	16.3	17.8
Total capital expenditures	292.0	314.7	296.4
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
Distributions
We have not declared any distribution with respect to our limited liability company interests since our formation. We are a holding company with no independent operations and no significant assets other than the stock of our subsidiaries. We, therefore, are dependent on the receipt of dividends or other distributions from our subsidiaries to pay distributions. In addition, iHeartCommunications' debt financing arrangements include restrictions on its ability to pay dividends as described in this MD&A, which in turn affects our ability to pay distributions.
Acquisitions
During the fourth quarter of 2017, we exchanged four radio stations in Chattanooga, TN and six radio stations in Richmond, VA for four radio stations in Boston, MA and three radio stations in Seattle, WA, owned by Entercom Communications Corp. The assets acquired as part of the transaction consisted of $8.1 million in fixed assets and $63.2 million in intangible assets (including $2.4 million in goodwill). The Company recognized a net gain of $15.4 million related to the sale, which is included within Other operating income (expense), net. Subsequent to the exchange, the Company placed two of the stations in Seattle and one station in Boston into a newly-formed trust, Ocean Station Trust LLC (the "Ocean Trust"). The Ocean Trust is required to divest these stations in order to comply with Federal Communication Commission (“FCC”) media ownership rules. These stations are being marketed for sale.
Stock Purchases
On August 9, 2010, iHeartCommunications announced that its board of directors approved a stock purchase program under which iHeartCommunications or its subsidiaries could purchase up to an aggregate of $100.0 million of the Class A common stock of Parent and/or the Class A common stock of CCOH. The stock purchase program did not have a fixed expiration date and could be modified, suspended or terminated at any time at iHeartCommunications' discretion. In January 2015, CC Finco, LLC (“CC Finco”), an indirect wholly-owned subsidiary of the Company, purchased 2,000,000 shares of CCOH’s Class A common stock for $20.4 million.  On April 2, 2015, CC Finco purchased an additional 2,172,946 shares of CCOH's Class A common stock for $22.2 million. As a result of this purchase, the stock purchase program concluded. The purchase of shares in excess of the amount available under the stock purchase program was separately approved by the board of directors. As of December 31, 2017, iHeartCommunications and its subsidiaries held 10,726,917 shares of CCOH's Class A Common Stock and all of CCOH's Class B common stock, which collectively represent 89.5% of the outstanding shares of CCOH's common stock on a fully-diluted basis, assuming the conversion of all of CCOH's Class B common stock into Class A common stock.

On December 3, 2015, Clear Channel Holdings, Inc. contributed 100,000,000 shares of CCOH’s Class B Common Stock to Broader Media, LLC, an indirect wholly-owned subsidiary of the Company, as a capital contribution, to provide greater flexibility in support of future financing transactions, share dispositions and other similar transactions.
Certain Relationships with the Sponsors
iHeartCommunications is party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  During the years ended December 31, 2017, 2016 and 2015, we recognized management fees and reimbursable expenses of $15.2 million, $15.3 million and $15.4 million, respectively.
CCOH Dividends
In connection with the cash management arrangements for CCOH, iHeartCommunications maintains an intercompany revolving promissory note payable by iHeartCommunications to CCOH (the “Intercompany Note”), which consists of the net activities resulting from day-to-day cash management services provided by iHeartCommunications to CCOH.  As of December 31, 2017, the principal amount outstanding under the Intercompany Note was $1,067.6 million. As a result of the Chapter 11 Cases, CCOH wrote down the balance of the note to $212.0 million during the fourth quarter of 2017 to reflect the estimated recoverable amount of the Intercompany Note as of December 31, 2017, based on CCOH management's best estimate of the cash settlement amount. The Intercompany note is eliminated in consolidation in our consolidated financial statements.
The Intercompany Note previously was the subject of litigation. Pursuant to the terms of the settlement of that litigation, CCOH’s board of directors established an intercompany note committee for the specific purpose of monitoring the Intercompany Note. The CCOH Intercompany Note Committee has the non-exclusive authority, pursuant to the terms of its charter, to demand payments under the Intercompany Note under certain specified circumstances tied to the Company’s liquidity or the amount outstanding under the Intercompany Note as long as CCOH makes a simultaneous dividend equal to the amount so demanded. If the specified circumstances tied to the Company’s liquidity occur, the CCOH Intercompany Note Committee is authorized to demand repayment of up to the full principal amount of the Intercompany Note, if it declares a simultaneous dividend to CCOH’s stockholders in the same amount. Based on the $1,067.6 million balance outstanding under the Intercompany Note and the ownership of CCOH as of December 31, 2017, if the CCOH Intercompany Note Committee were to demand repayment of the Intercompany Note in full, we would be required to use cash to fund approximately $112.1 million, or 10.5% of the dividend, to be paid to the public stockholders of CCOH. As a result of the filing of the Chapter 11 petition, the balance under the Intercompany Note has become immediately due and payable. Pursuant to an order entered by the Bankruptcy Court, as of March 14, 2018, the balance of the Intercompany Note is frozen, and following March 14, 2018, intercompany allocations that would have been reflected in adjustments to the balance of the Intercompany Note are instead reflected in an intercompany balance that accrues interest at a rate equal to the interest under the Intercompany Note. iHeartCommunications' obligations under the Intercompany Note are subject to settlement under a plan of reorganization which must be confirmed by the Bankruptcy Court.
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

On January 5, 2018, (i) CCOH provided notice of its intent to make a demand (the "Demand") for repayment on January 24, 2018 of $30.0 million outstanding under the Intercompany Note, and (ii) the board of directors of CCOH declared a special cash dividend, which was paid on January 24, 2018 to CCOH’s Class A and Class B stockholders of record at the closing of business on January 19, 2018, in an aggregate amount equal to $30.0 million, funded with the proceeds of the Demand. iHeartCommunications received approximately 89.5%, or approximately $26.8 million, of the proceeds of the dividend through its wholly-owned subsidiaries. The remaining approximately 10.5% of the proceeds of the dividend, or approximately $3.2 million, was paid to the public stockholders of CCOH.
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

The scheduled maturities of iHeartCommunications' senior secured credit facilities, receivables based credit facility, priority guarantee notes, other long-term debt outstanding, and our future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts, payments under employment/talent contracts, capital expenditure commitments and other long-term obligations as of December 31, 2017 were as follows. The Debtors are in the process of evaluating their executory contracts in order to determine which contracts will be assumed, assumed and assigned, or rejected in their Chapter 11 Cases. Therefore, obligations as currently quantified in the table below and in the text immediately following the footnotes to the table will continue to change.

(In thousands)	Payments due by Period
Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Long-term Debt:
Secured Debt	$13,283,883	$12,870,997	$405,553	$594	$6,739
Senior Notes due 2021 (2)	1,886,585	1,886,585	—	—	—
iHeartCommunications Legacy Notes:	475,000	475,000	—	—	—
Senior Notes due 2018 (1)	47,482	47,482	—	—	—
CCWH Senior Notes	2,725,000	—	—	2,725,000	—
CCWH Senior Subordinated Notes	2,200,000	—	2,200,000	—	—
CCIBV Senior Notes	375,000	—	375,000	—	—
Other Long-term Debt	24,615	10,478	8,795	5,342	—
Interest payments on long-term debt (3)	5,228,607	1,801,439	2,338,893	923,223	165,052
Non-cancelable operating leases	4,089,643	492,013	859,994	687,576	2,050,060
Non-cancelable contracts	2,045,981	492,177	721,802	438,289	393,713
Employment/talent contracts	223,678	81,753	121,615	20,310	—
Capital expenditures	68,110	38,444	10,699	9,090	9,877
Unrecognized tax benefits (4)	112,429	—	—	—	112,429
Other long-term obligations (5)	367,779	8,438	44,470	49,322	265,549
Total	$33,153,792	$18,204,806	$7,086,821	$4,858,746	$3,003,419

(1)	iHeartCommunications repaid the 10.0% Senior Notes due 2018 in full on January 16, 2018.

(2)
Beginning on August 1, 2018 and continuing with each interest payment thereafter, we are required to make certain applicable high yield discount obligation (“AHYDO”) catch-up payments on the principal amount outstanding of Senior Notes due 2021.  AHYDO payments of $133.1 million are due in the years 2019-2020.  The table includes the current principal amount of Senior Notes due 2021 and reflects the assumption of additional PIK notes of $122.7 million to be issued at each successive interest payment date in the future until maturity. The Senior Notes due 2021 balance reflects the Company's obligations as of December 31, 2017

(3)
Interest payments on long-term debt reflect the Company's obligations as of December 31, 2017. Interest payments on the senior secured credit facilities assume the interest rate is held constant over the remaining term. During the Chapter 11 Cases interest obligations will not be paid on the Debtors' debt agreements.

(4)
The non-current portion of the unrecognized tax benefits is included in the “Thereafter” column as we cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time.  For additional information, see Note 7 included in Item 8 of Part II of this Annual Report on Form 10-K.

(5)
Other long-term obligations includes $47.1 million related to asset retirement obligations recorded pursuant to ASC 410-20, which assumes the underlying assets will be removed at some period over the next 55 years. Also included are $320.7 million of various other long-term obligations.

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
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. As of December 31, 2017, approximately 32% of our aggregate principal amount of long-term debt bears interest at floating rates. Assuming the current level of borrowings and assuming a 100% change in LIBOR, it is estimated that our interest expense for the year ended December 31, 2017 would have changed by $38.9 million.
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
Foreign Currency Exchange Rate Risk
We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported net income of $7.9 million for year ended December 31, 2017.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net income for the year ended December 31, 2017 by $0.8 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the year ended December 31, 2017 would have increased our net income by a corresponding amount.
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
NEW ACCOUNTING PRONOUNCEMENTS
During the third quarter of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This update provides a one-year deferral of the effective date for ASU No. 2014-09, Revenue from Contracts with Customers.  ASU No. 2014-09 provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company expects to utilize the full retrospective method. The Company has substantially completed its evaluation of the potential changes from adopting the new standard on its future financial reporting and disclosures, which included reviews of contractual terms for all of the Company’s significant revenue streams and the development of an implementation plan. The Company continues to execute on its implementation plan, including detailed policy drafting and training of segment personnel. Based on its evaluation, the Company does not expect material changes to its consolidated revenues, operating income or balance sheets as a result of the implementation of this standard.
During the first quarter of 2016, the FASB issued Accounting Standards Update No. 2016-01 (ASU 2016-01), Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. With respect to our consolidated financial statements, the most significant impact relates to the accounting for equity investments. The guidance will impact the disclosure and presentation of financial assets and liabilities. ASU 2016-01 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Early adoption by public entities is permitted only for certain provisions. The Company is currently in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements.
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
During the second quarter of 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718). This update mandates that entities will apply the modification accounting guidance if the value, vesting conditions or classification of a stock-based award changes. Entities will have to make all of the disclosures about modifications that are required today, in addition to disclosing that compensation expense hasn't changed. Additionally, the new guidance also clarifies that a modification to an award could be significant and therefore require disclosure, even if the modification accounting is not required. The guidance will be applied prospectively to awards modified on or after the adoption date and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company does not expect that the adoption of this guidance will have material effect on the Company's consolidated financial statements.
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
The consolidated financial statements and related notes have been prepared assuming that the Company will continue as a going concern, although the Chapter 11 Cases filed on March 14, 2018 raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.
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
If our agings were to improve or deteriorate resulting in a 10% change in our allowance, we estimated that our bad debt expense for the year ended December 31, 2017 would have changed by approximately $4.9 million.
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
Annual Impairment Test
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
On July 1, 2017, we performed our annual impairment test in accordance with ASC 350-30-35 and recognized an impairment of $6.0 million related to FCC Licenses in one market and did not recognize any aggregate impairment charges related to billboard permits.
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

On July 1, 2017, we performed our annual impairment test in accordance with ASC 350-30-35, resulting in a goodwill impairment charge of $1.6 million relating to one outdoor market. In determining the fair value of our reporting units, we used the following assumptions:

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
On December 22, 2017, the U.S. government enacted comprehensive income tax legislation, referred to as The Tax Cuts and Jobs Act (the Act). The Act, among other things, reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign earnings. To account for the reduction in the U.S. federal corporate income tax rate, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, generally 21 percent. To determine the one-time deemed repatriation income tax impact, we analyzed our cumulative foreign earnings and profits in accordance with the rules provided in the Tax Act. As a result of the Company's net deficit in foreign earnings and profits we do not expect to record any one-time tax expenses.

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
Insurance Accruals
We are currently self-insured beyond certain retention amounts for various insurance coverages, including general liability and property and casualty.  Accruals are recorded based on estimates of actual claims filed, historical payouts, existing insurance coverage and projected future development of costs related to existing claims. Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of December 31, 2017.
If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.  A 10% change in our self-insurance liabilities at December 31, 2017 would have affected our net loss by approximately $1.6 million for the year ended December 31, 2017.
Asset Retirement Obligations
ASC 410-20 requires us to estimate our obligation upon the termination or nonrenewal of a lease, to dismantle and remove our billboard structures from the leased land and to reclaim the site to its original condition.
Due to the high rate of lease renewals over a long period of time, our calculation assumes all related assets will be removed at some period over the next 55 years.  An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site.  The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk-adjusted credit rate for the same period.  If our assumption of the risk-adjusted credit rate used to discount current year additions to the asset retirement obligation decreased approximately 1%, our liability as of December 31, 2017 would not be materially impacted.  Similarly, if our assumption of the risk-adjusted credit rate increased approximately 1%, our liability would not be materially impacted.
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
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Required information is located within Item 7 of Part II of this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Member and the Board of Managers of iHeartMedia Capital I, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of iHeartMedia Capital I, LLC and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, changes in member's deficit and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated May 3, 2018 expressed an adverse opinion thereon.
The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on March 14, 2018, the Company and certain subsidiaries, excluding Clear Channel Outdoor Holdings, Inc. and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. These circumstances and uncertainties inherent in the bankruptcy proceedings raise substantial doubt about the Company's ability to continue as a going concern. Management's evaluation of the events and conditions and management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP

We have served as the Company's auditor since at least 1986, but we are unable to determine the specific year.
San Antonio, Texas
May 3, 2018

CONSOLIDATED BALANCE SHEETS OF
IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

(In thousands)	December 31,	December 31,
	2017	2016
CURRENT ASSETS
Cash and cash equivalents	$267,109	$845,030
Accounts receivable, net of allowance of $48,450 in 2017 and $33,882 in 2016	1,508,370	1,364,404
Prepaid expenses	209,330	184,586
Assets held for sale	—	55,602
Other current assets	82,538	55,065
Total Current Assets	2,067,347	2,504,687
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,180,882	1,196,676
Other property, plant and equipment, net	703,832	751,486
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,451,813	2,413,899
Indefinite-lived intangibles - permits	977,152	960,966
Other intangibles, net	550,056	740,508
Goodwill	4,051,082	4,066,575
OTHER ASSETS
Other assets	278,267	227,450
Total Assets	$12,260,431	$12,862,247
CURRENT LIABILITIES
Accounts payable	$163,449	$142,600
Accrued expenses	764,275	724,793
Accrued interest	268,102	264,170
Deferred income	186,404	200,103
Current portion of long-term debt	14,972,367	342,908
Total Current Liabilities	16,354,597	1,674,574
Long-term debt	5,676,814	20,022,080
Deferred income taxes	959,390	1,457,095
Other long-term liabilities	597,085	593,973
Commitments and contingent liabilities (Note 6)
MEMBER’S DEFICIT
Noncontrolling interest	42,764	135,778
Member's interest	2,070,184	2,068,575
Accumulated deficit	(13,127,843)	(12,733,952)
Accumulated other comprehensive loss	(312,560)	(355,876)
Total Member's Deficit	(11,327,455)	(10,885,475)
Total Liabilities and Member's Deficit	$12,260,431	$12,862,247
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS OF
IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

(In thousands)	Years Ended December 31,
	2017	2016	2015
Revenue	$6,170,994	$6,260,062	$6,241,516
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,461,722	2,398,776	2,471,113
Selling, general and administrative expenses (excludes depreciation and amortization)	1,851,646	1,725,899	1,704,352
Corporate expenses (excludes depreciation and amortization)	311,898	341,072	315,143
Depreciation and amortization	601,295	635,227	673,991
Impairment charges	10,199	8,000	21,631
Other operating income, net	35,704	353,556	94,001
Operating income	969,938	1,504,644	1,149,287
Interest expense	1,865,584	1,849,982	1,805,496
Loss on investments, net	(4,872)	(12,907)	(4,421)
Equity in loss of nonconsolidated affiliates	(2,855)	(16,733)	(902)
Gain (loss) on extinguishment of debt	1,271	157,556	(2,201)
Other income (expense), net	(15,322)	(73,102)	13,056
Loss before income taxes	(917,424)	(290,524)	(650,677)
Income tax benefit (expense)	457,406	50,474	(86,957)
Consolidated net loss	(460,018)	(240,050)	(737,634)
Less amount attributable to noncontrolling interest	(66,127)	56,312	17,140
Net loss attributable to the Company	$(393,891)	$(296,362)	$(754,774)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	45,661	21,983	(114,906)
Unrealized holding gain (loss) on marketable securities	(414)	(576)	553
Other adjustments to comprehensive income (loss)	6,720	(11,814)	(10,266)
Reclassification adjustments	5,441	46,730	808
Other comprehensive income (loss)	57,408	56,323	(123,811)
Comprehensive loss	(336,483)	(240,039)	(878,585)
Less amount attributable to noncontrolling interest	14,092	(2,208)	(22,410)
Comprehensive loss attributable to the Company	$(350,575)	$(237,831)	$(856,175)
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S DEFICIT OF
IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

(In thousands)		Controlling Interest
	Non- controlling Interest	Member's Interest	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
					Total
Balances at December 31, 2014	$224,533	$2,101,665	$(11,682,816)	$(308,590)	$(9,665,208)
Consolidated net income (loss)	17,140	—	(754,774)	—	(737,634)
Exercise of stock options and other	2,886	(671)	—	—	2,215
Amortization of share-based compensation	8,502	2,565	—	—	11,067
Purchases of additional noncontrolling interest	(1,978)	(36,403)	—	(4,416)	(42,797)
Dividend declared and paid to noncontrolling interests	(52,384)	—	—	—	(52,384)
Other	1,871	—	—	—	1,871
Other comprehensive income	(22,410)	—	—	(101,401)	(123,811)
Balances at December 31, 2015	$178,160	$2,067,156	$(12,437,590)	$(414,407)	$(10,606,681)
Consolidated net income (loss)	56,312	—	(296,362)	—	(240,050)
Exercise of stock options and other	(1,366)	(199)	—	—	(1,565)
Amortization of share-based compensation	10,291	2,842	—	—	13,133
Purchases of additional noncontrolling interest	1,224	(1,224)	—	—	—
Disposal of noncontrolling interest	(36,846)	—	—	—	(36,846)
Dividend declared and paid to noncontrolling interests	(70,412)	—	—	—	(70,412)
Other	623	—	—	—	623
Other comprehensive income	(2,208)	—	—	58,531	56,323
Balances at December 31, 2016	$135,778	$2,068,575	$(12,733,952)	$(355,876)	$(10,885,475)
Consolidated net loss	(66,127)	—	(393,891)	—	(460,018)
Exercise of stock options and other	(1,468)	(355)	—	—	(1,823)
Amortization of share-based compensation	9,590	2,488	—	—	12,078
Purchases of additional noncontrolling interest	(703)	(524)	—	—	(1,227)
Disposal of noncontrolling interest	(2,439)	—	—	—	(2,439)
Dividend declared and paid to noncontrolling interests	(46,151)	—	—	—	(46,151)
Other	192	—	—	—	192
Other comprehensive income	14,092	—	—	43,316	57,408
Balances at December 31, 2017	$42,764	$2,070,184	$(13,127,843)	$(312,560)	$(11,327,455)

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES

(In thousands)	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Consolidated net loss	$(460,018)	$(240,050)	$(737,634)
Reconciling items:
Impairment charges	10,199	8,000	21,631
Depreciation and amortization	601,295	635,227	673,991
Deferred taxes	(488,217)	(98,127)	27,848
Provision for doubtful accounts	38,944	27,390	30,579
Amortization of deferred financing charges and note discounts, net	57,474	69,951	63,838
Share-based compensation	12,078	13,133	11,067
Gain on disposal of operating and other assets	(44,461)	(365,710)	(107,186)
Loss on investments	4,872	12,907	4,421
Equity in loss of nonconsolidated affiliates	2,855	16,733	902
(Gain) loss on extinguishment of debt	(1,271)	(157,556)	2,201
Barter and trade income	(42,210)	(38,323)	(14,372)
Other reconciling items, net	(28,448)	71,443	(14,118)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(149,347)	(14,469)	(121,574)
Increase in prepaid expenses and other current assets	(28,433)	(2,753)	(20,631)
Increase (decrease) in accrued expenses	4,133	(2,862)	(15,841)
Increase in accounts payable	15,736	3,065	27,385
Increase in accrued interest	41,006	20,809	59,608
Increase (decrease) in deferred income	(26,533)	23,661	23,516
Changes in other operating assets and liabilities	(23,394)	3,549	7,065
Net cash used for operating activities	(503,740)	(13,982)	(77,304)
Cash flows from investing activities:
Purchases of other investments	(26,890)	(29,031)	(29,006)
Proceeds from sale of other investments	5,071	5,367	579
Purchases of property, plant and equipment	(291,966)	(314,717)	(296,380)
Proceeds from disposal of assets	82,987	856,981	414,278
Purchases of other operating assets	(1,213)	(4,414)	(29,159)
Change in other, net	(4,060)	(3,271)	(30,078)
Net cash provided by (used for) investing activities	(236,071)	510,915	30,234
Cash flows from financing activities:
Draws on credit facilities	100,000	100,000	350,000
Payments on credit facilities	(25,909)	(2,100)	(123,849)
Proceeds from long-term debt	156,000	6,856	1,172,777
Payments on long-term debt	(9,946)	(421,263)	(931,420)
Payments to repurchase noncontrolling interests	(1,227)	—	(42,797)
Dividends and other payments to noncontrolling interests	(46,477)	(89,631)	(30,871)
Change in other, net	(21,106)	(12,093)	(16,430)
Net cash provided by (used for) financing activities	151,335	(418,231)	377,410
Effect of exchange rate changes on cash	10,555	(6,350)	(14,686)
Net increase (decrease) in cash and cash equivalents	(577,921)	72,352	315,654
Cash and cash equivalents at beginning of period	845,030	772,678	457,024
Cash and cash equivalents at end of period	$267,109	$845,030	$772,678
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$1,772,405	$1,764,776	$1,686,988
Cash paid during the year for taxes	35,505	44,844	52,169
See Notes to Consolidated Financial Statements

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
iHeartMedia Capital I, LLC (the "Company") is the direct parent of iHeartCommunications, Inc., a Texas corporation ("iHeartCommunications" or the "Subsidiary Issuer"). The Company and certain of iHeartCommunications' direct and indirect wholly-owned domestic subsidiaries fully and unconditionally guarantee on a joint and several basis certain of iHeartCommunications' outstanding indebtedness. As permitted by the rules and regulations of the Securities and Exchange Commission (the "SEC"), the Company's financial statements and related footnotes included in Item 8 of Part II of this Annual Report on Form 10-K contain certain footnote disclosures regarding the financial information of the Company, iHeartMedia, Inc. and iHeartCommunications' domestic wholly-owned subsidiaries that guarantee certain of iHeartCommunications' outstanding indebtedness.
Nature of Business
The Company is a limited liability company organized under Delaware law, with all of its interests being held by iHeartMedia Capital II, LLC, a direct, wholly owned subsidiary of iHeartMedia, Inc. ("Parent"). Parent was formed in May 2007 by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the "Sponsors") for the purpose of acquiring the business of iHeartCommunications. The acquisition was completed on July 30, 2008 pursuant to the Agreement and Plan of Merger, dated November 16, 2006, as amended on April 18, 2007, May 17, 2007 and May 13, 2008 (the "Merger Agreement").
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
All references in this Annual Report on Form 10-K to the "Company," "we," "us" and "our" refer to iHeartMedia Capital I, LLC and its consolidated subsidiaries. The Company’s reportable segments are iHeartMedia (“iHM”), Americas outdoor advertising (“Americas outdoor”), and International outdoor advertising (“International outdoor”).  The iHM segment provides media and entertainment services via broadcast and digital delivery.  The Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Included in the “Other” category are the Company’s media representation business, Katz Media Group, which is ancillary to its other businesses.
During the first quarter of 2018, the Company reevaluated its segment reporting and determined that its Latin America operations should be managed by its International outdoor leadership team. As such, beginning January 1, 2018, our Latin American operations will be included in our International outdoor segment.
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
Included in Selling, general and administrative expenses and Interest expense is $9.6 million and $1.4 million, respectively, recorded in the fourth quarter of 2017 to correct for accounting errors included in the results for our China subsidiary reported in prior years. Such corrections are not considered to be material to current year or prior year financial results.

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
On March 14, 2018, Parent, iHeartCommunications and certain of Parent's direct and indirect domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief (the "Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). Clear Channel Outdoor Holdings, Inc. (“CCOH”) and its direct and indirect subsidiaries did not file voluntary petitions for reorganization under the Bankruptcy Code and are not Debtors in the Chapter 11 Cases.
The Chapter 11 Cases are being administered under the caption In re: iHeartMedia, Inc., Case No. 18-31274 (MI). The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
On March 16, 2018, the Debtors entered into a Restructuring Support Agreement (the “RSA”) with certain creditors and equityholders (the “Consenting Stakeholders”). The RSA contemplates the restructuring and recapitalization of the Debtors (the “Restructuring Transactions”), which will be implemented through a plan of reorganization in the Chapter 11 Cases, if confirmed by the Bankruptcy Court. Pursuant to the RSA, the Consenting Stakeholders have agreed to, among other things, support the Restructuring Transactions and vote in favor of a plan of reorganization to effect the Restructuring Transactions.
The RSA provides certain milestones for the Restructuring Transactions. Failure of the Debtors to satisfy these milestones without a waiver or consensual amendment would provide the Consenting Stakeholders a termination right under the RSA. These milestones include (i) the filing of a plan of reorganization, disclosure statement and motion for approval of the disclosure statement, in form and substance reasonably acceptable to the Debtors and the Consenting Stakeholders, by April 28, 2018, (ii) the entry of an order approving the disclosure statement by July 7, 2018, (iii) the entry of an order confirming the plan of reorganization within 75 days of the entry of an order approving the disclosure statement and (iv) the effective date of the plan of reorganization occurring by March 14, 2019.
In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to first day motions filed with the Bankruptcy Court, the Bankruptcy Court authorized Parent to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to: (i) pay employees’ wages and related obligations; (ii) continue to operate our cash management system in a form substantially similar to prepetition practice; (iii) use cash collateral on an interim basis; (iv) continue to honor certain obligations related to on-air talent, station affiliates and royalty obligations; (v) continue to maintain certain customer programs; (vi) pay taxes in the ordinary course; (vii) continue our surety bond program; and (viii) maintain our insurance program in the ordinary course.
iHeartCommunications, which is a Debtor in the Chapter 11 Cases, provides the day-to-day cash management services for CCOH’s cash activities and balances in the U.S. pursuant to the Corporate Services Agreement between iHeartCommunications and CCOH, and is continuing to do so during the Chapter 11 Cases pursuant to a cash management order approved by the Bankruptcy Court. CCOH does not have any material committed external sources of capital other than iHeartCommunications.
iHeartCommunications' filing of the Chapter 11 Cases constitutes an event of default that accelerated its obligations under its debt agreements. Due to the Chapter 11 Cases, however, the creditors’ ability to exercise remedies under iHeartCommunications' debt agreements were stayed as of March 14, 2018, the date of the Chapter 11 petition filing, and continue to be stayed.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon the Company’s ability to successfully implement the Company’s plan of

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reorganization, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying consolidated financial statements. Further, the plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases. As a result of our financial condition, the defaults under our debt agreements, and the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists that we will be able to continue as a going concern.
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
Goodwill
At least annually, the Company performs its impairment test for each reporting unit’s goodwill.  The Company uses a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, is less than the fair value of the reporting unit. The Company identified its reporting units in accordance with ASC 350-20-55. The U.S. radio markets are aggregated into a single reporting unit and the Company’s U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test.  The Company also determined that within its Americas segment and its International outdoor segment each country constitutes a separate reporting unit. The Company recognized goodwill impairment of $1.6 million in 2017 related to one of our International outdoor markets. The Company recognized goodwill impairment of $7.3 million in 2016 related to one market in the Company's International outdoor segment. The Company had no impairment of goodwill in 2015.
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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of $15.0 million on an equity investment for the year ended December 31, 2016, which was recorded in "Equity in loss of nonconsolidated affiliates."
Other Investments
Other investments are composed primarily of equity securities and notes receivable.  Securities for which fair value is determinable are classified as available-for-sale or trading and are carried at fair value based on quoted market prices.  Investments are carried at historical cost when quoted market prices are unavailable.  The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported in accumulated other comprehensive loss as a component of member's deficit.
The Company periodically assesses the value of available-for-sale and non-marketable securities and records impairment charges in the statement of comprehensive loss for any decline in value that is determined to be other-than-temporary.  The average cost method is used to compute the realized gains and losses on sales of equity securities. Based on these assessments, the Company concluded that other-than-temporary impairments existed at December 31, 2017, 2016 and 2015 and recorded noncash impairment charges of $4.2 million, $14.8 million and $5.0 million during 2017, 2016 and 2015, respectively. Such charge is recorded on the statement of comprehensive loss in “Loss on investments, net”.
Financial Instruments
Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at December 31, 2017 and 2016.
Income Taxes
The Company accounts for income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or the entire asset will not be realized.  The Company has not provided U.S. federal income taxes for temporary differences with respect to investments in foreign subsidiaries, which at December 31, 2017 currently result in tax basis amounts greater than the financial reporting basis.  It is not apparent that these unrecognized deferred tax assets will reverse in the foreseeable future.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the U.S., we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes as a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital. Additionally, as a result of U.S. tax reform, future dividend distributions from our international subsidiaries are exempt from U.S. federal income tax beginning January 1, 2018. We regularly review our tax liabilities on amounts that may be distributed in future periods and provide for foreign withholding and other current and deferred taxes on any such amounts.
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
Barter transactions represent the exchange of advertising spots or display space for merchandise, services or other assets.  These transactions are recorded at the estimated fair market value of the advertising spots or display space or the fair value of the merchandise or services or other assets received, whichever is most readily determinable.  Revenue is recognized on trade and barter transactions when the advertisements are broadcasted or displayed.  Expenses are recorded ratably over a period that estimates when the merchandise, service or other assets received is utilized, or when the event occurs.  Trade and barter revenues and expenses from continuing operations are included in consolidated revenue and selling, general and administrative expenses, respectively.  Trade and barter revenues and expenses from continuing operations were as follows:

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Years Ended December 31,
	2017	2016	2015
Trade and barter revenues	$243.3	$165.8	$133.5
Trade and barter expenses	205.1	115.1	112.1
Trade and barter revenues for our iHeartMedia segment were $226.7 million, $153.3 million and $118.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Trade and barter expenses for our iHeartMedia segment were $191.1 million, $103.1 million and $103.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Advertising Expense
The Company records advertising expense as it is incurred.  Advertising expenses were $201.5 million, $132.7 million and $129.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, which include $146.1 million, $68.9 million and $70.8 million in barter advertising, respectively.
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
Foreign Currency
Results of operations for foreign subsidiaries and foreign equity investees are translated into U.S. dollars using average exchange rates during the year.  The assets and liabilities of those subsidiaries and investees are translated into U.S. dollars using the exchange rates at the balance sheet date.  The related translation adjustments are recorded in a separate component of member's deficit, “Accumulated other comprehensive loss”.  Foreign currency transaction gains and losses are included in Other income (expense), net in the Statement of Comprehensive Loss.
New Accounting Pronouncements
During the third quarter of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This update provides a one-year deferral of the effective date for ASU No. 2014-09, Revenue from Contracts with Customers.  ASU No. 2014-09 provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company is using the full retrospective method. The Company has completed its evaluation of the changes from adopting the new standard on its future financial reporting and disclosures, which included reviews of contractual terms for all of the Company’s significant revenue streams and the development of an implementation plan. The Company has executed on its implementation plan, including drafting a detailed policy and training segment personnel. Based on its evaluation, the Company does not expect material changes to its consolidated revenues, operating income or balance sheets as a result of the implementation of this standard.
During the first quarter of 2016, the FASB issued Accounting Standards Update No. 2016-01 (ASU 2016-01), Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. With respect to our consolidated financial statements, the most significant impact relates to the accounting for equity investments. The guidance will impact the disclosure and presentation of financial assets and liabilities. ASU 2016-01 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Early adoption by public entities is permitted only for

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain provisions. The Company is currently in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements.
During the first quarter of 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new leasing standard presents significant changes to the balance sheets of lessees. Lessor accounting is updated to align with certain changes in the lessee model and the new revenue recognition standard which was issued in the third quarter of 2015. The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2018. The Company is currently evaluating the impact of the provisions of this new standard on its consolidated financial statements. The Company expects the primary impact to our consolidated financial statements will be the recognition, on a discounted basis, of our minimum commitments under non-cancelable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Our current minimum commitments under non-cancelable operating leases are disclosed in Note 5.
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
During the second quarter of 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718). This update mandates that entities will apply the modification accounting guidance if the value, vesting conditions or classification of a stock-based award changes. Entities will have to make all of the disclosures about modifications that are required today, in addition to disclosing that compensation expense hasn't changed. Additionally, the new guidance also clarifies that a modification to an award could be significant and therefore require disclosure, even if the modification accounting is not required. The guidance will be applied prospectively to awards modified on or after the adoption date and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company does not expect that the adoption of this guidance will have material effect on the Company's consolidated financial statements.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLEASSETS AND GOODWILL
Acquisitions and Dispositions
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
During the fourth quarter of 2017, iHM exchanged four radio stations in Chattanooga, TN and six radio stations in Richmond, VA for four radio stations in Boston, MA and three radio stations in Seattle, WA, owned by Entercom Communications Corp. The assets acquired as part of the transaction consisted of $8.1 million in fixed assets and $63.2 million in intangible assets (including $2.4 million in goodwill). The Company recognized a net gain of $15.4 million related to the sale, which is included within Other operating income, net.
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of December 31, 2017 and 2016, respectively:

(In thousands)	December 31,	December 31,
	2017	2016
Land, buildings and improvements	$562,702	$570,566
Structures	2,864,442	2,684,673
Towers, transmitters and studio equipment	356,664	350,760
Furniture and other equipment	707,163	622,848
Construction in progress	74,810	91,655
	4,565,781	4,320,502
Less: accumulated depreciation	2,681,067	2,372,340
Property, plant and equipment, net	$1,884,714	$1,948,162
The Company recognized an impairment of $2.6 million during the year ended December 31, 2017 in relation to advertising assets that were no longer usable in one country in the Company's International outdoor segment.
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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2017, the Company recognized an impairment charge of $6.0 million related to FCC licenses in one market. During 2016, the Company recognized an impairment charge of $0.7 million related to FCC licenses in one market. During 2015, the Company recognized an impairment charge of $21.6 million related to billboard permits in one market.

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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of December 31, 2017 and 2016, respectively:

(In thousands)	December 31, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$548,918	$(440,284)	$563,863	$(426,752)
Customer / advertiser relationships	1,226,314	(1,133,251)	1,222,519	(1,012,380)
Talent contracts	161,962	(138,728)	319,384	(281,060)
Representation contracts	77,507	(62,753)	253,511	(229,413)
Permanent easements	162,920	—	159,782	—
Other	372,292	(224,841)	390,171	(219,117)
Total	$2,549,913	$(1,999,857)	$2,909,230	$(2,168,722)
Total amortization expense related to definite-lived intangible assets for the years ended December 31, 2017, 2016 and 2015 was $197.2 million, $222.6 million, and $237.5 million, respectively.
As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2018	$131,681
2019	44,972
2020	38,307
2021	33,618
2022	28,742
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

The Company recognized goodwill impairment of $1.6 million during the year ended December 31, 2017 related to one market in the Company's International outdoor segment. The Company recognized goodwill impairment of $7.3 million during the year year ended December 31, 2016 related to one market in the Company's International outdoor segment.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Consolidated
Balance as of December 31, 2015	$3,288,481	$534,683	$223,892	$81,831	$4,128,887
Impairment	—	—	(7,274)	—	(7,274)
Dispositions	—	(6,934)	(30,718)	—	(37,652)
Foreign currency	—	(1,998)	(5,051)	—	(7,049)
Assets held for sale	—	(10,337)	—	—	(10,337)
Balance as of December 31, 2016	$3,288,481	$515,414	$180,849	$81,831	$4,066,575
Impairment	—	—	(1,591)	—	(1,591)
Acquisitions	2,442	2,252	—	—	4,694
Dispositions	(35,715)	—	(1,817)	—	(37,532)
Foreign currency	—	777	18,070	—	18,847
Assets held for sale	—	89	—	—	89
Balance as of December 31, 2017	$3,255,208	$518,532	$195,511	$81,831	$4,051,082
The balance at December 31, 2015 is net of cumulative impairments of $3.5 billion, $2.6 billion, $326.6 million and $212.0 million in the Company’s iHM, Americas outdoor, International outdoor and Other segments, respectively.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INVESTMENTS
The following table summarizes the Company's investments in nonconsolidated affiliates and available-for-sale securities:

(In thousands)	Notes Receivable	Equity Method Investments	Cost Method Investments		Marketable Equity Securities	Total Investments
Balance at December 31, 2015	$156	$27,710	$58,802	2,326,000	$2,326	$88,994
Cash advances	—	2,993	—		—	2,993
Acquisitions	917	7,531	26,086		—	34,534
Equity in loss	—	(16,733)	—		—	(16,733)
Disposals	(76)	(2,476)	(1,000)		—	(3,552)
Foreign currency transaction adjustment	—	(45)	(196)		(35)	(276)
Distributions received	—	(3,709)	—		—	(3,709)
Impairment of investments	—	—	(14,798)		—	(14,798)
Unrealized holding loss on marketable securities	—	—	—		(576)	(576)
Other	(865)	(794)	2,772		—	1,113
Balance at December 31, 2016	$132	$14,477	$71,666		$1,715	$87,990
Cash advances	—	2,248	—		—	2,248
Acquisitions	13,602	10,361	11,560		—	35,523
Equity in loss	—	(2,855)	—		—	(2,855)
Disposals	(188)	—	(628)		—	(816)
Foreign currency transaction adjustment	—	145	380		243	768
Distributions received	—	(775)	—		—	(775)
Impairment of investments	(671)	—	(4,202)		—	(4,873)
Unrealized holding loss on marketable securities	—	—	—		(414)	(414)
Other	917	794	—		—	1,711
Balance at December 31, 2017	$13,792	$24,395	$78,776		$1,544	$118,507
Equity method investments in the table above are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as “Other assets.” The Company's interests in their operations are recorded in the statement of comprehensive loss as “Equity in loss of nonconsolidated affiliates.” Other cost investments include various investments in companies for which there is no readily determinable market value.
During 2017, the Company recorded $34.7 million in its iHM segment for investments made in thirteen private companies in exchange for advertising services and cash. Two of these investments are being accounted for under the equity method of accounting, six of these investments are being accounted for under the cost method of accounting, and five of these investments are notes receivable that are convertible into equity. During 2016, the Company recorded $26.1 million in its iHM segment for investments made in four private companies in exchange for advertising services and cash.  Two of these investments are being accounted for under the equity method of accounting and two of these investments are being accounted for under the cost method. The Company recognized barter revenue of $35.2 million in the year ended December 31, 2017 and $36.6 million in the year ended December 31, 2016, in connection with these investments as services were provided.  The Company recognized a non-cash impairment of $14.5 million on one of these cost investments for the year ended December 31, 2016, which was recorded in “Loss on investments, net.” In addition, the Company recognized a non-cash impairment of $15.0 million on one of these equity investments for the year ended December 31, 2016, which was recorded in "Equity in loss of nonconsolidated affiliates."

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The marketable equity securities are measured at fair value using quoted prices in active markets.  Due to the fact that the inputs used to measure the marketable equity securities at fair value are observable, the Company has categorized the fair value measurements of the securities as Level 1.  As of December 31, 2017 and 2016, the Company held $1.5 million and $1.7 million, respectively, in marketable equity securities, which are included within Other Assets.
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
The following table presents the activity related to the Company’s asset retirement obligation:

(In thousands)	Years Ended December 31,
	2017	2016
Beginning balance	$42,491	$48,056
Adjustment due to changes in estimates	2,317	(5,343)
Accretion of liability	3,555	5,090
Liabilities settled	(2,880)	(4,310)
Foreign Currency	2,501	(1,002)
Ending balance	47,984	42,491
Less: current portion	891	424
Long-term portion of asset retirement obligation	$47,093	$42,067

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LONG-TERM DEBT
Outstanding debt at December 31, 2017 and 2016 consisted of the following. The indebtedness of the Debtors has been reclassified to current liabilities at December 31, 2017.

(In thousands)	December 31,	December 31,
	2017	2016
Senior Secured Credit Facilities	$6,300,000	$6,300,000
Receivables Based Credit Facility Due 2019(1)	405,000	330,000
Priority Guarantee Notes	6,570,361	6,274,815
Subsidiary Revolving Credit Facility Due 2018	—	—
Other Secured Subsidiary Debt	8,522	20,987
Total Consolidated Secured Debt	13,283,883	12,925,802

14.0% Senior Notes Due 2021	1,763,925	1,729,168
Legacy Notes(2)	475,000	475,000
10.0% Senior Notes Due 2018	47,482	347,028
Subsidiary Senior Notes	5,300,000	5,150,000
Other Subsidiary Debt	24,615	27,954
Purchase accounting adjustments and original issue discount	(136,653)	(166,961)
Long-term debt fees	(109,071)	(123,003)
	20,649,181	20,364,988
Less: current portion	14,972,367	342,908
Total long-term debt	$5,676,814	$20,022,080

(1)
On November 30, 2017, iHeartCommunications refinanced its receivables based credit facility and replaced it with a $300.0 million term loan and revolving credit commitments of $250.0 million. On November 30, 2017, $300.0 million was drawn on the term loan and $65.0 million on the revolving credit commitments for a total of $365.0 million. The facility has a three-year term, maturing in 2020 and accrues interest at a rate of LIBOR plus 4.75%. On December 27, 2017, iHeartCommunications incurred $40.0 million of additional borrowings under the revolving credit loan portion of its new receivables based credit facility bringing its total outstanding borrowings under this facility to $405.0 million.

(2)
The Legacy Notes amount does not include $57.1 million aggregate principal amount of 5.5% Senior Notes due 2016, which matured on December 15, 2016 and continue to remain outstanding. These notes are held by a subsidiary of the Company and are eliminated for purposes of consolidation of the Company’s financial statements.

The Company’s weighted average interest rate at December 31, 2017 and 2016 was 8.9% and 8.5%, respectively.  The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $15.4 billion and $16.7 billion at December 31, 2017 and 2016, respectively. Under the fair value hierarchy established by ASC 820-10-35, the fair market value of the Company’s debt is classified as either Level 1 or Level 2.
On March 14, 2018, the Company and certain of the Company's direct and indirect domestic subsidiaries, not including CCOH or any of its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. The filing of the voluntary petitions triggered an event of default under the Company's debt agreements. As a result, $14.7 billion in aggregate principal amount outstanding on the Company's long-term debt has been classified as current as of December 31, 2017.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Secured Credit Facilities
As of December 31, 2017 and 2016, iHeartCommunications had senior secured credit facilities consisting of:

(In thousands)		December 31,	December 31,
	Maturity Date	2017	2016
Term Loan D	1/30/2019	$5,000,000	$5,000,000
Term Loan E	7/30/2019	1,300,000	1,300,000
Total Senior Secured Credit Facilities		$6,300,000	$6,300,000
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

Receivables Based Credit Facility
On November 30, 2017, iHeartCommunications refinanced its receivables based credit facility and replaced it with a $300.0 million term loan and revolving credit commitments of $250.0 million. On November 30, 2017, $300.0 million was drawn on the term loan and $65.0 million on the revolving credit commitments for a total of $365.0 million (the "Facility"). The facility has a three-year term, maturing on November 30, 2020 and accrues interest at a rate of LIBOR plus 4.75%. On December 27, 2017, iHeartCommunications incurred $40.0 million of additional borrowings under the revolving credit loan portion of its new Facility bringing its total outstanding borrowings under the facility to $405.0 million.
On January 18, 2018, iHeartCommunications incurred $25.0 million of additional borrowings under the revolving credit loan portion of its new Facility bringing its total outstanding borrowings under the facility to $430.0 million. In February 2018, iHeartCommunications prepaid $59.0 million on the revolving credit loan portion of its new Facility bringing its total outstanding borrowings under the facility to $371.0 million.
The Facility provides commitments of $550.0 million, subject to a borrowing base. The borrowing base at any time equals 97.5% of the eligible accounts receivable of iHeartCommunications and certain of its subsidiaries. The Facility includes a letter of credit sub-facility and a swingline loan sub-facility.
iHeartCommunications and certain subsidiary borrowers are the borrowers under the Facility. iHeartCommunications has the ability to designate one or more of its restricted subsidiaries as borrowers under the Facility. The loans under the Facility are available in U.S. dollars and letters of credit are available in a variety of currencies including U.S. Dollars, Euros, Sterling, and Canadian Dollars.
Interest Rate and Fees
Borrowings under the Facility bear interest at a rate per annum equal to an applicable rate plus, at iHeartCommunications' option, either (1) a base rate determined by reference to the highest of (a) the prime rate of PNC Bank, National Association and (b) the Federal Funds rate plus 0.50% or (2) a Eurocurrency rate that is the greater of (a) 1.00%, and (b) the quotient of (i) the ICE LIBOR rate, or if such rate is not available, the rate determined by the Administrative Agent, and (ii) one minus the maximum rate at which reserves are required to be maintained for Eurocurrency liabilities. The applicable rate for borrowings under the Facility is 4.75% with respect to Eurocurrency term loans and revolving loans and 3.75% with respect to base rate term loans and revolving loans.
In addition to paying interest on outstanding principal under the receivables based credit facility, iHeartCommunications is required to pay a commitment fee of 0.75% to the lenders under the receivables based credit facility in respect of the unutilized commitments thereunder. iHeartCommunications must also pay customary letter of credit fees.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturity
Borrowings under the Facility will mature, and lending commitments thereunder will terminate, with respect to the initial term loans and the revolving credit facility (i) on the third anniversary of the effectiveness of the Facility, which is November 30, 2020 and (ii) with respect to any incremental term loan, on the maturity date applicable to such incremental term loan (or on the business day immediately preceding such maturity date if such date does not fall on a business day).
Prepayments
If at any time, (a) the outstanding amount under the revolving credit facility exceeds the aggregate amount committed by the revolving credit lenders, (b) the outstanding amount under the revolving credit facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate revolving commitments under the Facility, or (c) the sum of the term loans and the outstanding amount under the revolving credit facility exceeds the borrowing base, iHeartCommunications will be required to repay revolving loans outstanding and cash collateralize letters of credit in an aggregate amount equal to such excess, as applicable.
Except as described below, iHeartCommunications may voluntarily repay without premium or penalty, (a) outstanding amounts under the revolving credit facility at any time, and (b) outstanding amounts under the term loan facility at any time that no revolving commitments remain outstanding. Subject to certain exceptions contemplated under the Facility, if iHeartCommunications pays, for any reason (including upon payment after an event of default or acceleration of loans in connection with an insolvency proceeding), all or part of the principal balance of any term loan or revolving commitments are reduced or terminated prior to the second anniversary of the closing date, iHeartCommunications will pay a prepayment premium equal to (A) in the case of any voluntary prepayment or voluntary reduction, (1) 2.00% if such prepayment or reduction, as applicable, is made prior to the first anniversary of the closing date, and (2) 1.00%, if such prepayment or reduction, as applicable, is made on and after the first anniversary of the closing date, but prior to the second anniversary of the closing date in each case, of the aggregate principal amount of all term loans prepaid and/or all revolving commitments reduced, as applicable and (B) in the case of any other prepayment or reduction, (1) 1.00% if such prepayment or reduction, as applicable, is made prior to the first anniversary of the closing date, and (2) 0.50%, if such prepayment or reduction, as applicable, is made on and after the first anniversary of the closing date, but prior to the second anniversary of the closing date in each case, of the aggregate principal amount of all term loans prepaid and/or all revolving commitments reduced, as applicable.
Any voluntary prepayments iHeartCommunications makes will not reduce commitments under the Credit Agreement.
Guarantees and Security
The facility is guaranteed by, subject to certain exceptions, the guarantors of iHeartCommunications' senior secured credit facilities. All obligations under the Facility, and the guarantees of those obligations, are secured by a perfected security interest in all of iHeartCommunications' and all of the guarantors’ accounts receivable and related assets and proceeds thereof that are senior to the security interest of iHeartCommunications' senior secured credit facilities in such accounts receivable and related assets and proceeds thereof, subject to permitted liens, including prior liens permitted by the indenture governing certain of iHeartCommunications' Legacy Notes, and certain exceptions.
Certain Covenants and Events of Default
If borrowing availability is less than the greater of (a) $50.0 million and (b) 9% of the aggregate revolving commitments and the aggregate outstanding principal amount of term loans (including incremental term loans) for five consecutive business days (a "Liquidity Event"), iHeartCommunications will be required to comply with a minimum fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent period of four consecutive fiscal quarters ended prior the occurrence of the Liquidity Event, and will be continued to comply with this minimum fixed charge coverage ratio as of the end of each subsequently ending four consecutive fiscal quarters until borrowing availability exceeds the greater of (x) $50.0 million and (y) 9% of the sum of the aggregate revolving commitments and the aggregate outstanding principal amount of term loans (including incremental term loans), in each case, for 30 consecutive calendar days, at which time the Liquidity Event shall no longer be deemed to be occurring. In addition, the Facility includes negative covenants that, subject to significant exceptions, limit iHeartCommunications' ability and the ability of its restricted subsidiaries to, among other things:

•	incur additional indebtedness;

•	create liens on assets;

•	engage in mergers, consolidations, liquidations and dissolutions;

•	sell assets;

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	pay dividends and distributions or repurchase capital stock;

•	make investments, loans, or advances;

•	prepay certain junior indebtedness;

•	engage in certain transactions with affiliates;

•	amend material agreements governing certain junior indebtedness; and

•	change lines of business.
The Facility includes certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments and a change of control. If an event of default occurs, the lenders under the Facility will be entitled to take various actions, including the acceleration of all amounts due under the Facility and all actions permitted to be taken by a secured creditor.
Priority Guarantee Notes
As of December 31, 2017 and 2016, iHeartCommunications had outstanding Priority Guarantee Notes consisting of:

(In thousands)				December 31,	December 31,
	Maturity Date	Interest Rate	Interest Payment Terms	2017	2016
9.0% Priority Guarantee Notes due 2019	12/15/2019	9.0%	Payable semi-annually in arrears on June 15 and December 15 of each year	$1,999,815	$1,999,815
9.0% Priority Guarantee Notes due 2021	3/1/2021	9.0%	Payable semi-annually in arrears on March 1 and September 1 of each year	1,750,000	1,750,000
11.25% Priority Guarantee Notes due 2021	3/1/2021	11.25%	Payable semi-annually in arrears on March 1 and September 1 of each year	870,546	575,000
9.0% Priority Guarantee Notes due 2022	9/15/2022	9.0%	Payable semi-annually in arrears on March 15 and September 15 of each year	1,000,000	1,000,000
10.625% Priority Guarantee Notes due 2023	3/15/2023	10.625%	Payable semi-annually in arrears on March 15 and September 15 of each year	950,000	950,000
Total Priority Guarantee Notes				$6,570,361	$6,274,815
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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Subsidiary Revolving Credit Facility Due 2018
During the third quarter of 2013, CCOH entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital needs, to issue letters of credit and for other general corporate purposes.  At December 31, 2017, there were no amounts outstanding under the revolving credit facility, and $71.2 million of letters of credit under the revolving credit facility, which reduce availability under the facility.
14.0% Senior Notes due 2021
As of December 31, 2017, iHeartCommunications had outstanding approximately $1.8 billion of aggregate principal amount of 14.0% Senior Notes due 2021 (net of $449.4 million principal amount held by a subsidiary of iHeartCommunications).
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
The 14.0% Senior Notes due 2021 are fully and unconditionally guaranteed on a senior basis by the guarantors named in the indenture governing such notes.  The guarantee is structurally subordinated to all existing and future indebtedness and other liabilities of any subsidiary of the applicable subsidiary guarantor that is not also a guarantor of the 14.0% Senior Notes due 2021.  The guarantees are subordinated to the guarantees of iHeartCommunications' senior secured credit facilities and certain other permitted debt, but rank equal to all other senior indebtedness of the guarantors.
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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legacy Notes
As of December 31, 2017 and 2016, iHeartCommunications had outstanding senior notes (net of $57.1 million aggregate principal amount held by a subsidiary of iHeartCommunications) consisting of:

(In thousands)	December 31,	December 31,
	2017	2016
6.875% Senior Notes Due 2018	175,000	175,000
7.25% Senior Notes Due 2027	300,000	300,000
Total Legacy Notes	$475,000	$475,000
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
10.0% Senior Notes due 2018
As of December 31, 2017, iHeartCommunications had outstanding $47.5 million aggregate principal amount of 10.0% Senior Notes due 2018.  The 10.0% Senior Notes due 2018 mature on January 15, 2018 and bear interest at a rate of 10.0% per annum, payable semi-annually on January 15 and July 15 of each year. On December 20, 2016, iHeartCommunications commenced an offer to noteholders to exchange its 10.0% Senior Notes due 2018 for newly-issued 11.25% Priority Guarantee Notes which were issued as “additional notes” under the indenture governing iHeartCommunications' existing 11.25% Priority Guarantee Notes due 2021.  On February 7, 2017, iHeartCommunications completed the exchange offer by issuing $476.4 million in aggregate principal amount of 11.25% Priority Guarantee Notes due 2021 in exchange for $476.4 million of aggregate principal amount outstanding of its 10.0% Senior Notes due 2018, of which $241.4 million were held by subsidiaries of iHeartCommunications. On July 10, 2017, iHeartCommunications exchanged $15.6 million in aggregate principal amount of 11.25% Priority Guarantee Notes due 2021 that were held by a subsidiary of iHeartCommunications for $15.6 million of aggregate principal amount outstanding of its 10.0% Senior Notes due 2018 that were held by an unaffiliated third-party. In October 2017, iHeartCommunications exchanged $45.0 million principal amount of 11.25% Priority Guarantee Notes due 2021 that were held by a subsidiary of iHeartCommunications for $45.0 million principal amount of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties. On December 13, 2017 iHeartCommunications repurchased $4.0 million aggregate principal amount of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties for $2.7 million in cash.
On January 4, 2018, iHeartCommunications repurchased $5.4 million aggregate principal amount of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties for $5.3 million in cash. On January 16, 2018, iHeartCommunications repaid the remaining balance of $42.1 million aggregate principal amount of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties for $42.1 million in cash.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsidiary Senior Notes
As of December 31, 2017 and 2016, the Company's subsidiaries, Clear Channel Worldwide Holdings, Inc. ("CCWH") and Clear Channel International B.V. had outstanding notes consisting of:

(In thousands)				December 31,	December 31,
	Maturity Date	Interest Rate	Interest Payment Terms	2017	2016
CCWH Senior Notes:
6.5% Series A Senior Notes Due 2022	11/15/2022	6.5%	Payable to the trustee weekly in arrears and to noteholders on May 15 and November 15 of each year	$735,750	$735,750
6.5% Series B Senior Notes Due 2022	11/15/2022	6.5%	Payable to the trustee weekly in arrears and to noteholders on May 15 and November 15 of each year	1,989,250	1,989,250
CCWH Senior Subordinated Notes:
7.625% Series A Senior Notes Due 2020	3/15/2020	7.625%	Payable to the trustee weekly in arrears and to noteholders on March 15 and September 15 of each year	275,000	275,000
7.625% Series B Senior Notes Due 2020	3/15/2020	7.625%	Payable to the trustee weekly in arrears and to noteholders on March 15 and September 15 of each year	1,925,000	1,925,000
Total CCWH Notes				$4,925,000	$4,925,000
Clear Channel International B.V. Senior Notes:
8.75% Senior Notes Due 2020	12/15/2020	8.75%	Payable semi-annually in arrears on June 15 and December 15 of each year	$375,000	$225,000
Total Subsidiary Senior Notes				$5,300,000	$5,150,000
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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future Maturities of Long-term Debt
Future maturities of long-term debt at December 31, 2017 are as follows:

(in thousands)
2018	$15,167,882
2019	4,376
2020	2,984,972
2021	5,654
2022	2,725,282
Thereafter	6,739
Total (1) (2)	$20,894,905

(1)
Excludes purchase accounting adjustments and original issue discount of $136.6 million and long-term debt fees of $109.1 million, which are amortized through interest expense over the life of the underlying debt obligations.

(2)
Excludes certain estimated applicable high yield discount obligation (“AHYDO”) catch-up payments on the principal amount outstanding of Senior Notes due 2021 of $64.7 million and $68.4 million in 2019 and 2020, respectively.

Surety Bonds, Letters of Credit and Guarantees
As of December 31, 2017, iHeartCommunications had outstanding surety bonds, commercial standby letters of credit and bank guarantees of $73.5 million, $164.2 million and $37.3 million, respectively. A portion of the outstanding bank guarantees and letters of credit were supported by $17.6 million and $25.4 million of cash collateral, respectively.  These surety bonds, letters of credit and bank guarantees relate to various operational matters including insurance, bid, concession and performance bonds as well as other items.
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
As of December 31, 2017, the Company's future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, capital expenditure commitments and employment/talent contracts consist of the following:

(In thousands)			Capital
	Non-Cancelable	Non-Cancelable	Expenditure	Employment/Talent
	Operating Leases	Contracts	Commitments	Contracts
2018	$492,013	$492,177	$38,444	$81,753
2019	446,396	409,343	7,928	61,603
2020	413,598	312,459	2,771	60,012
2021	368,399	267,834	4,499	20,310
2022	319,177	170,455	4,591	—
Thereafter	2,050,060	393,713	9,877	—
Total	$4,089,643	$2,045,981	$68,110	$223,678
Rent expense charged to operations for the years ended December 31, 2017, 2016 and 2015 was $1.13 billion, $1.12 billion and $1.14 billion, respectively.
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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On December 29, 2017, another stockholder of CCOH filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned Norfolk County Retirement System, v. iHeartMedia, Inc.,  et al., C.A. No. 2017-0930-JRS. The complaint names as defendants the Company, iHeartCommunications, the Sponsor Defendants, and the members of CCOH's board of directors.  CCOH is named as a nominal defendant. The complaint alleges that CCOH has been harmed by the CCOH Board’s November 2017 decision to extend the maturity date of the intercompany revolving note (the “Third Amendment”) at what the complaint describes as far-below-market interest rates.  Specifically, the complaint alleges that (i) the Company and Sponsor defendants breached their fiduciary duties by exploiting their position of control to require CCOH to enter the Third Amendment on terms unfair to CCOH; (ii) the CCOH Board breached their duty of loyalty by approving the Third Amendment and elevating the interests of the Company, iHeartCommunications and the Sponsor Defendants over the interests of CCOH and its minority unaffiliated stockholders; and (iii) the terms of the Third Amendment could not have been agreed to in good faith and represent a waste of corporate assets by the CCOH Board.  The complaint further alleges that the Company, iHeartCommunications and the Sponsor defendants were unjustly enriched as a result of the unfairly favorable terms of the Third Amendment.  The plaintiff is seeking, among other things, a ruling that the defendants breached their fiduciary duties to CCOH, a modification of the Third Amendment to bear a commercially reasonable rate of interest, and an order requiring disgorgement of all profits, benefits and other compensation obtained by defendants as a result of the alleged breaches of fiduciary duties.
On March 7, 2018, the defendants filed a motion to dismiss plaintiff's verified derivative complaint for failure to state a claim upon which relief can be granted. On March 16, 2018, the Company filed a Notice of Suggestion of Pendency of Bankruptcy and Automatic Stay of Proceedings.
China Investigation
Several employees of Clear Media Limited, an indirect, non-wholly-owned subsidiary of the Company whose ordinary shares are listed, but are currently suspended from trading, on the Hong Kong Stock Exchange, are subject to an ongoing police investigation in China for misappropriation of funds. Clear Media Limited has conducted additional procedures and processes, including a special investigation by forensic accountants and an external law firm appointed by Clear Media Limited’s board of directors and

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approved by the Company’s Audit Committee, into the misappropriation of funds. During the course of the special investigation, it was discovered that three bank accounts were opened in the name of Clear Media Limited entities, which were not authorized, and certain transactions were recorded therein. The opening of the unauthorized bank accounts has also been referred to the police in China for investigation. The misappropriation of funds resulted in discrepancies between actual cash balances and cash amounts included in the Company’s accounting records as of December 31, 2016 and 2015. Included in Selling, general and administrative expenses and Interest expense is $9.6 million and $1.4 million, respectively, recorded in the fourth quarter of 2017 to correct for the accounting errors resulting from the discrepancies. Such accounting errors are not considered to be material to the current year or prior year financial statements.
The Company advised both the United States Securities and Exchange Commission and the United States Department of Justice of the investigation at Clear Media Limited, and the Company intends to cooperate with both agencies in connection with any investigation that may be conducted in this matter.
The police investigation is on-going, and the Company is not aware of any litigation, claim or assessment pending against the Company related to the matters described above. Based on information known to date, the Company believes any contingent liabilities arising from potential misconduct that has been or may be identified by the investigations are not material to the Company's consolidated financial statements. In 2017, Clear Media Limited accounted for 4.1% of the Company’s net revenue and 3.8% of its consolidated total assets.
The investigation could implicate the books and records, internal controls and anti-bribery provisions of the U.S. Foreign Corrupt Practices Act, which statute and regulations provide for potential monetary penalties as well as criminal and civil sanctions. It is possible that monetary penalties and other sanctions could be assessed on the Company in connection with this matter. The nature and amount of any monetary penalty or other sanctions cannot reasonably be estimated at this time.
NOTE 7 – INCOME TAXES
On December 22, 2017, the U.S. government enacted comprehensive income tax legislation, referred to as The Tax Cuts and Jobs Act (the Tax Act). The Act reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new U.S. taxes on certain foreign earnings. To account for the reduction in the U.S. federal corporate income tax rate, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, generally 21%, which resulted in recording of a provisional deferred tax benefit of $510.1 million during 2017. To determine the impact from the one-time transition tax on accumulated foreign earnings, we analyzed our cumulative foreign earnings and profits in accordance with the rules provided in the Tax Act. Based upon our preliminary analysis which is not yet complete, we have not recorded income tax expense in the current period for the one-time transition tax due to the net accumulated deficit in our foreign earnings and profits.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provisions in the Tax Act are broad and complex. We have not yet completed our accounting for the income tax effects of the Tax Act as of December 31, 2017, but have made reasonable estimates of those effects on our existing deferred income tax balances and the one-time transition tax. The final financial statement impact of the Tax Act may differ from the above estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, and changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates to estimates the company has utilized to calculate the provisional impacts. The Securities and Exchange Commission (SEC) has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related income tax impacts.
Significant components of the provision for income tax benefit (expense) are as follows:

(In thousands)	Years Ended December 31,
	2017	2016	2015
Current - Federal	$(2,136)	$(190)	$(31)
Current - foreign	(30,159)	(44,555)	(46,188)
Current - state	1,484	(2,908)	(12,890)
Total current expense	(30,811)	(47,653)	(59,109)

Deferred - Federal	491,239	38,715	(30,719)
Deferred - foreign	(2,533)	56,747	5,269
Deferred - state	(489)	2,665	(2,398)
Total deferred benefit (expense)	488,217	98,127	(27,848)
Income tax benefit (expense)	$457,406	$50,474	$(86,957)
Current tax expense of $30.8 million was recorded for 2017 as compared to a current tax expense of $47.7 million for 2016.  The current tax expense recorded in 2017 was primarily related to foreign income taxes on operating profits generated in certain foreign jurisdictions during the period. The decrease in current tax expense when compared to 2016 was primarily attributable to a decrease in foreign tax expense which resulted primarily from a decrease in foreign earnings in certain jurisdictions during 2017.
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
Deferred tax benefit of $488.2 million was recorded for 2017 compared with deferred tax benefit of $98.1 million for 2016.  The increase in deferred tax benefit during 2017 was primarily attributed to the $510.1 million provisional deferred tax benefit recorded in connection with the remeasurement of our U.S. deferred tax balances upon the enactment of the Tax Act described above. In addition, the change in foreign deferred tax benefit recorded primarily related to the $43.3 million deferred tax benefit recorded in 2016 for the release of valuation allowance against certain net operating loss carryforwards in France.
Deferred tax benefit of $98.1 million was recorded for 2016 compared with deferred tax expense of $27.8 million for 2015.  The federal and state deferred tax benefits recorded in 2016 were primarily attributable to the reversal of certain U.S. deferred tax liabilities attributable to indefinite-lived intangible assets that were disposed of in connections with the sale of nine non-strategic U.S. outdoor markets during the first quarter of 2016. In addition, the foreign deferred tax benefit recorded in 2016 was primarily related to the $43.3 million deferred tax benefit for the release of valuation allowance against certain net operating loss carryforwards in France.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2017 and 2016 are as follows:

(In thousands)	2017	2016
Deferred tax liabilities:
Intangibles and fixed assets	$1,281,995	$2,018,159
Long-term debt	—	37,205
Investments	16,484	—
Other	9,868	10,159
Total deferred tax liabilities	1,308,347	2,065,523

Deferred tax assets:
Accrued expenses	105,823	155,037
Long-term debt	49,767	—
Investments	—	5,458
Net operating loss carryforwards	1,106,319	1,384,175
Bad debt reserves	11,731	10,137
Other	27,654	43,545
Total gross deferred tax assets	1,301,294	1,598,352
Less: Valuation allowance	952,337	989,924
Total deferred tax assets	348,957	608,428
Net deferred tax liabilities	$959,390	$1,457,095
The deferred tax liability related to intangibles and fixed assets primarily relates to the difference in book and tax basis of acquired FCC licenses, billboard permits and tax deductible goodwill created from the Company’s various stock acquisitions.  In accordance with ASC 350-10, Intangibles—Goodwill and Other, the Company does not amortize FCC licenses and billboard permits.  As a result, this deferred tax liability will not reverse over time unless the Company recognizes future impairment charges related to its FCC licenses, permits and tax deductible goodwill or sells its FCC licenses or permits.  As the Company continues to amortize its tax basis in its FCC licenses, permits and tax deductible goodwill, the deferred tax liability will increase over time. The Company’s net foreign deferred tax assets for the periods ending December 31, 2017 and 2016 were $54.1 million and $47.1 million, respectively.
At December 31, 2017, the Company had recorded net operating loss carryforwards (tax effected) for federal and state income tax purposes of approximately $961.4 million, expiring in various amounts through 2037. The Company expects to realize the benefits of a portion of its deferred tax assets attributable to federal and state net operating losses based upon expected future taxable income from deferred tax liabilities that reverse in the relevant federal and state jurisdictions and carryforward periods.  As of December 31, 2017, the Company had recorded a valuation allowance of $827.3 million against a portion of these deferred tax assets which it does not expect to realize. After considering the deferred tax remeasurement adjustments described above in connection with the Tax Act, the Company's U.S. federal and state deferred tax valuation allowance decreased by $26.6 million during the current period. In addition, the Company recorded a net reduction of $11.0 million in valuation allowance against its foreign deferred tax assets during the year ended December 31, 2017. At December 31, 2017, the Company had recorded $144.9 million (tax-effected) of deferred tax assets for foreign net operating loss carryforwards, which are offset in part by an associated valuation allowance of $94.2 million.  Additional deferred tax valuation allowance of $30.8 million offsets other foreign deferred tax assets that are not expected to be realized.  Realization of these foreign deferred tax assets is dependent upon the Company’s ability to generate future taxable income in appropriate tax jurisdictions and carryforward periods.  Due to the Company’s evaluation of all available evidence, including significant negative evidence of cumulative losses in these jurisdictions, the Company continues to record valuation allowances on the foreign deferred tax assets that are not expected to be realized.   The Company expects to realize its remaining gross deferred tax assets based upon its assessment of deferred tax liabilities that will reverse in the same carryforward period and jurisdiction and are of the same character as the net operating loss carryforwards and temporary differences that give rise to the deferred tax assets.  Any deferred tax liabilities associated with acquired FCC licenses, billboard permits and tax-deductible goodwill intangible assets are not relied upon as a source of future taxable income, as these intangible assets have an indefinite life.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017, net deferred tax liabilities include a deferred tax asset of $16.3 million relating to stock-based compensation expense under ASC 718-10, Compensation—Stock Compensation.  Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date.  Accordingly, there can be no assurance that the stock price of the Company’s common stock will rise to levels sufficient to realize the entire deferred tax benefit currently reflected in its balance sheet.
Loss before income taxes:

(In thousands)	Years Ended December 31,
	2017	2016	2015
US	$(952,436)	$(349,876)	$(700,520)
Foreign	35,012	59,352	49,843
Total loss before income taxes	$(917,424)	$(290,524)	$(650,677)
The reconciliation of income tax computed at the U.S. federal statutory tax rates to the recorded income tax benefit (expense) is:

	Years Ended December 31,
(In thousands)	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax benefit at statutory rates	$321,098	35.0%	$101,683	35.0%	$227,737	35.0%
State income taxes, net of federal tax effect	7,667	0.8%	6,372	2.2%	17,795	2.7%
Foreign income taxes	(20,438)	(2.2)%	(21,477)	(7.4)%	(23,474)	(3.6)%
Nondeductible items	(6,659)	(0.7)%	(5,760)	(2.0)%	(5,764)	(0.9)%
Changes in valuation allowance and other estimates	(350,407)	(38.2)%	(31,229)	(10.7)%	(302,935)	(46.6)%
U.S. tax reform	510,064	55.6%	—	—%	—	—%
Other, net	(3,919)	(0.4)%	885	0.3%	(316)	—%
Income tax benefit (expense)	$457,406	49.9%	$50,474	17.4%	$(86,957)	(13.4)%
The Company’s effective tax benefit rate for the year ended December 31, 2017 is 49.9%.  The effective tax benefit rate for 2017 was impacted by the effects of U.S. corporate tax reform which resulted in a provisional tax benefit of $510.1 million recorded in connection with the reduction in the U.S. federal corporate tax rate. In partial offset to this tax benefit, the company recorded tax expense of $387.7 million in connection with the valuation allowance recorded against federal and state deferred tax assets generated in the current period due to the uncertainty of the ability to realize those assets in future periods.
A tax benefit was recorded for the year ended December 31, 2016 of 17.4%.  The effective tax rate for 2016 was impacted by the $43.3 million deferred tax benefit recorded in connection with the release of valuation allowance in France, which was offset by $54.7 million of tax expense attributable to the sale of our outdoor business in Australia. Additionally, the 2016 effective tax benefit rate was impacted by the $31.8 million valuation allowance recorded against a portion of current period federal and state deferred tax assets due to the uncertainty of the ability to realize those assets in future periods.
A tax expense was recorded for the year ended December 31, 2015 of (13.4)%.  The effective tax rate for 2016 was impacted by the $305.3 million valuation allowance recorded during the period as additional deferred tax expense.  The valuation allowance was recorded against a portion of the federal and state net operating losses due to the uncertainty of the ability to utilize those losses in future periods.
The Company provides for any related tax liability on undistributed earnings that the Company does not intend to be indefinitely reinvested outside the United States and that would become taxable upon remittance within our foreign structure.  At December 31, 2017, all undistributed earnings of our international subsidiaries have been included in our provisional computation of the one-

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

time transition tax associated with the enactment of the Tax Act. Based upon our preliminary analysis of the effects of the Tax Act which is not yet complete, the Company has not provided U.S. federal income taxes for temporary differences with respect to investments in our foreign subsidiaries, which at December 31, 2017 currently result in tax basis amounts greater than the financial reporting basis. If any excess cash held by our foreign subsidiaries were needed to fund operations in the U.S., we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes as a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital. Additionally, as a result of U.S. tax reform described above, future dividend distributions from our international subsidiaries are exempt from U.S. federal income tax beginning January 1, 2018.
The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense.  The total amount of interest accrued at December 31, 2017 and 2016 was $48.6 million and $47.5 million, respectively.  The total amount of unrecognized tax benefits including accrued interest and penalties at December 31, 2017 and 2016 was $135.3 million and $145.4 million, respectively, of which $112.4 million and $115.1 million is included in “Other long-term liabilities” on the Company’s consolidated balance sheets, respectively.  In addition, $22.8 million and $30.3 million of unrecognized tax benefits are recorded net with the Company’s deferred tax assets for its net operating losses as opposed to being recorded in “Other long-term liabilities” at December 31, 2017 and 2016, respectively.  The total amount of unrecognized tax benefits at December 31, 2017 and 2016 that, if recognized, would impact the effective income tax rate is $74.0 million and $53.8 million, respectively.

(In thousands)	Years Ended December 31,
Unrecognized Tax Benefits	2017	2016
Balance at beginning of period	$97,962	$103,208
Increases for tax position taken in the current year	7,366	10,094
Increases for tax positions taken in previous years	2,172	3,024
Decreases for tax position taken in previous years	(5,306)	(11,157)
Decreases due to settlements with tax authorities	(225)	(1,007)
Decreases due to lapse of statute of limitations	(15,264)	(6,200)
Balance at end of period	$86,705	$97,962
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  During 2017, the Company settled all outstanding U.S. federal income tax matters for tax years 2011 and 2012, which resulted in a reduction of unrecognized tax benefits of $4.7 million. In addition, during 2017 the statute of limitations for certain tax years expired in the U.S., certain states, the United Kingdom and other jurisdictions resulting in the reduction to unrecognized tax benefits of $15.3 million, excluding interest. During 2016, the company settled several tax examinations that resulted in the reduction of unrecognized tax benefits of $11.2 million, excluding interest, during the period. In addition, during 2016, the statute of limitations for certain tax years expired in the United Kingdom and other jurisdictions resulting in the reduction to unrecognized tax benefits of $6.2 million, excluding interest. All federal income tax matters through 2013 are closed.  Substantially all material state, local, and foreign income tax matters have been concluded for years through 2008.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – MEMBER’S DEFICIT
The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in member's deficit attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances as of January 1, 2017	$(11,021,253)	$135,778	$(10,885,475)
Net income (loss)	(393,891)	(66,127)	(460,018)
Distributions and other payments to noncontrolling interests	—	(46,151)	(46,151)
Purchase of additional noncontrolling interests	(524)	(703)	(1,227)
Disposal of noncontrolling interests	—	(2,439)	(2,439)
Share-based compensation	2,488	9,590	12,078
Foreign currency translation adjustments	32,809	12,852	45,661
Unrealized holding loss on marketable securities	(370)	(44)	(414)
Other adjustments to comprehensive loss	6,013	707	6,720
Reclassifications adjustments	4,864	577	5,441
Other, net	(355)	(1,276)	(1,631)
Balances as of December 31, 2017	$(11,370,219)	$42,764	$(11,327,455)

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances as of January 1, 2016	$(10,784,841)	$178,160	$(10,606,681)
Net income (loss)	(296,362)	56,312	(240,050)
Distributions and other payments to noncontrolling interests	—	(70,412)	(70,412)
Purchase of additional noncontrolling interests	(1,224)	1,224	—
Disposal of noncontrolling interests	—	(36,846)	(36,846)
Share-based compensation	2,842	10,291	13,133
Foreign currency translation adjustments	27,343	(5,360)	21,983
Unrealized holding gain on marketable securities	(518)	(58)	(576)
Other adjustments to comprehensive loss	(10,622)	(1,192)	(11,814)
Reclassifications adjustments	42,328	4,402	46,730
Other, net	(199)	(743)	(942)
Balances as of December 31, 2016	$(11,021,253)	$135,778	$(10,885,475)
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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
During the fourth quarter of 2016, CCOH sold its outdoor business in Australia for cash proceeds of $195.7 million, net of cash retained by the purchaser and closing costs. As discussed above under "Recent Liquidity-Generating Transactions," on February 9, 2017, CCOH declared a special dividend of $282.5 million using a portion of the cash proceeds from the sales of certain nonstrategic U.S. outdoor markets and of our Australia outdoor business. On February 23, 2017, we received 89.9% of the dividend, or approximately $254.0 million, with the remaining 10.1%, or approximately $28.5 million, paid to public stockholders of CCOH.
On September 14, 2017, (i) CCOH provided notice of its intent to make a demand (the “First Demand”) for repayment on October 5, 2017 of $25.0 million outstanding under the Intercompany Note, and (ii) the board of directors of CCOH declared a special cash dividend, which was paid on October 5, 2017 to CCOH’s Class A and Class B stockholders of record at the closing of business on October 2, 2017, in an aggregate amount equal to $25.0 million, funded with the proceeds of the First Demand. The Company received approximately 89.5%, or approximately $22.4 million, of the proceeds of the dividend through its wholly-owned subsidiaries. The remaining approximately 10.5% of the proceeds of the dividend, or approximately $2.6 million, was paid to the public stockholders of CCOH.
On October 11, 2017, (i) CCOH provided notice of its intent to make a demand (the “Second Demand”) for repayment on October 31, 2017 of $25.0 million outstanding under the Intercompany Note, and (ii) the board of directors of CCOH declared a special cash dividend, which was paid on October 31, 2017 to CCOH’s Class A and Class B stockholders of record at the closing of business on October 26, 2017, in an aggregate amount equal to $25.0 million, funded with the proceeds of the Second Demand. The Company received approximately 89.5%, or approximately $22.4 million, of the proceeds of the dividend through its wholly-owned subsidiaries. The remaining approximately 10.5% of the proceeds of the dividend, or approximately $2.6 million, was paid to the public stockholders of CCOH.
On January 5, 2018, (i) CCOH provided notice of its intent to make a demand (the "Demand") for repayment on January 24, 2018 of $30.0 million outstanding under the Intercompany Note, and (ii) the board of directors of CCOH declared a special cash dividend, which was paid on January 24, 2018 to CCOH’s Class A and Class B stockholders of record at the closing of business on January 19, 2018, in an aggregate amount equal to $30.0 million, funded with the proceeds of the Demand. The Company received approximately 89.5%, or approximately $26.8 million, of the proceeds of the dividend through its wholly-owned subsidiaries. The remaining approximately 10.5% of the proceeds of the dividend, or approximately $3.2 million, was paid to the public stockholders of CCOH.
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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for its share-based payments using the fair value recognition provisions of ASC 718-10.  The fair value of the portion of options that vest based on continued service is estimated on the grant date using a Black-Scholes option-pricing model and the fair value of the remaining options which contain vesting provisions subject to service, market and performance conditions is estimated on the grant date using a Monte Carlo model.  Expected volatilities were based on historical volatility of peer companies’ stock, including Parent, over the expected life of the options.  The expected life of the options granted represents the period of time that the options granted are expected to be outstanding.  The Company used historical data to estimate option exercises and employee terminations within the valuation model.  The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards.  The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option.  No options were granted during the years ended December 31, 2017, 2016 and 2015.
The following table presents a summary of Parent's stock options outstanding at and stock option activity during the year ended December 31, 2017 ("Price" reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price	Weighted Average Remaining Contractual Term
Outstanding, January 1, 2017	2,092	$35.09	2.6 years
Granted	—
Exercised	—
Forfeited	—
Expired	—
Outstanding, December 31, 2017 (1)	2,092	35.09	1.6 years
Exercisable	1,549	35.14	2.0 years
Expected to Vest	543	34.94	0.7 years

(1)
Non-cash compensation expense has not been recorded with respect to 0.5 million shares as the vesting of these options is subject to performance conditions that have not yet been determined probable to meet.

A summary of Parent's unvested options and changes during the year ended December 31, 2017 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2017	543	$19.61
Granted	—
Vested (1)	—
Forfeited	—
Unvested, December 31, 2017	543	19.61

(1)	The total fair value of the options vested during the years ended December 31, 2017, 2016 and 2015 was $0.0 million, $0.2 million and $0.3 million, respectively.
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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of Parent's restricted stock outstanding and restricted stock activity as of and during the year ended December 31, 2017 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2017	5,772	$4.43
Granted	1,438	1.75
Vested (restriction lapsed)	(677)	4.57
Forfeited	(314)	4.09
Outstanding, December 31, 2017	6,219	3.81
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
The following assumptions were used to calculate the fair value of CCOH’s options on the date of grant:

	Years Ended December 31,
	2017	2016	2015
Expected volatility	42%	42% – 44%	37% – 56%
Expected life in years	6.3	6.3	6.3
Risk-free interest rate	2.12%	1.12% – 1.41%	1.70% – 2.07%
Dividend yield	—%	—%	—%

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of CCOH’s stock options outstanding at and stock option activity during the year ended December 31, 2017:

(In thousands, except per share data)	Options	Price(3)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2017	5,033	$7.04	4.9 years	$2,539
Granted (1)	4	4.25
Exercised (2)	(71)	3.10
Forfeited	(96)	6.85
Expired	(760)	12.49
Outstanding, December 31, 2017	4,110	6.10	4.1 years	$2,378
Exercisable	3,392	6.01	3.4 years	$2,359
Expected to vest	718	6.52	7.5 years	$19

(1)	The weighted average grant date fair value of CCOH options granted during the years ended December 31, 2017, 2016 and 2015 was $2.04, $2.82 and $4.25 per share, respectively.

(2)
Cash received from option exercises during the years ended December 31, 2017, 2016 and 2015 was $0.2 million, $0.6 million and $3.8 million, respectively.  The total intrinsic value of the options exercised during the years ended December 31, 2017, 2016 and 2015 was $0.2 million, $0.4 million and $2.8 million, respectively.

(3)	Reflects the weighted average exercise price per share.
A summary of CCOH’s unvested options at and changes during the year ended December 31, 2017 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2017	1,164	$4.25
Granted	4	2.04
Vested (1)	(354)	4.37
Forfeited	(96)	4.15
Unvested, December 31, 2017	718	4.19

(1)	The total fair value of CCOH options vested during the years ended December 31, 2017, 2016 and 2015 was $1.6 million, $2.7 million and $4.2 million, respectively.
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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of CCOH’s restricted stock and restricted stock units outstanding at and activity during the year ended December 31, 2017 ("Price" reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2017	2,743	$7.63
Granted	2,539	4.30
Vested (restriction lapsed)	(1,040)	7.16
Forfeited	(342)	7.39
Outstanding, December 31, 2017	3,900	5.61
Share-Based Compensation Cost
The share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Share-based compensation payments are recorded in corporate expenses and were $12.1 million, $13.1 million and $11.1 million, during the years ended December 31, 2017, 2016 and 2015, respectively.
The tax benefit related to the share-based compensation expense for the years ended December 31, 2017, 2016 and 2015 was $4.2 million, $5.0 million and $4.2 million, respectively.
As of December 31, 2017, there was $17.5 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of December 31, 2017, there was $26.5 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.
NOTE 9 – EMPLOYEE STOCK AND SAVINGS PLANS
iHeartCommunications has various 401(k) savings and other plans for the purpose of providing retirement benefits for substantially all employees.  Under these plans, an employee can make pre-tax contributions and iHeartCommunications will match a portion of such an employee’s contribution.  Employees vest in these iHeartCommunications matching contributions based upon their years of service to iHeartCommunications.  Contributions of $29.0 million, $30.9 million and $28.9 million to these plans for the years ended December 31, 2017, 2016 and 2015, respectively, were expensed.
iHeartCommunications offers a non-qualified deferred compensation plan for a select group of management or highly compensated employees, under which such employees were able to make an annual election to defer up to 50% of their annual salary and up to 80% of their bonus before taxes.  iHeartCommunications suspended all salary and bonus deferrals and company matching contributions to the deferred compensation plan on January 1, 2010. iHeartCommunications accounts for the plan in accordance with the provisions of ASC 710-10.  Matching credits on amounts deferred may be made in iHeartCommunications' sole discretion and iHeartCommunications retains ownership of all assets until distributed.  Participants in the plan have the opportunity to allocate their deferrals and any iHeartCommunications matching credits among different investment options, the performance of which is used to determine the amounts to be paid to participants under the plan.  In accordance with the provisions of ASC 710-10, the assets and liabilities of the non-qualified deferred compensation plan are presented in “Other assets” and “Other long-term liabilities” in the accompanying consolidated balance sheets, respectively.  The asset and liability under the deferred compensation plan at December 31, 2017 was approximately $12.1 million recorded in “Other assets” and $12.1 million recorded in “Other long-term liabilities”, respectively.  The asset and liability under the deferred compensation plan at December 31, 2016 was approximately $10.7 million recorded in “Other assets” and $10.7 million recorded in “Other long-term liabilities”, respectively.
NOTE 10 — OTHER INFORMATION
The following table discloses the components of "Other income (expense)" for the years ended December 31, 2017, 2016 and 2015, respectively:

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Years Ended December 31,
	2017	2016	2015
Foreign exchange gain (loss)	$29,223	$(69,880)	$15,468
Other	(44,545)	(3,222)	(2,412)
Total other income (expense), net	$(15,322)	$(73,102)	$13,056
Other income (expense), net for the year ended December 31, 2017 includes $41.8 million in expenses incurred in connection with negotiations with lenders and other activities related to our capital structure.
The following table discloses the increase (decrease) in other comprehensive income (loss) related to deferred income tax liabilities for the years ended December 31, 2017, 2016 and 2015, respectively:

(In thousands)	Years Ended December 31,
	2017	2016	2015
Pension adjustments and other	$(314)	$(1,044)	$1,585
Total (increase) decrease in deferred tax liabilities	$(314)	$(1,044)	$1,585
The following table discloses the components of “Other current assets” as of December 31, 2017 and 2016, respectively:

(In thousands)	As of December 31,
	2017	2016
Inventory	$22,470	$22,068
Deposits	7,516	2,717
Restricted cash	26,096	680
Other	26,456	29,600
Total other current assets	$82,538	$55,065
During 2017, CCOH established a separate bi-lateral letter of credit facility to issue additional letters of credit to be supported by cash collateral posted by the Company.  As of December 31, 2017, the amount of letters of credit issued under this facility totaled $24.7 million and was backed by cash collateral of $25.4 million, which is classified as Restricted cash.
The following table discloses the components of “Other assets” as of December 31, 2017 and 2016, respectively:

(In thousands)	As of December 31,
	2017	2016
Investments in, and advances to, nonconsolidated affiliates	$24,395	$14,477
Other investments	80,320	73,381
Notes receivable	13,792	132
Prepaid expenses	3,423	—
Deposits	24,686	20,963
Prepaid rent	68,991	70,603
Non-qualified plan assets	12,116	10,733
Restricted cash	18,095	20,474
Other	32,449	16,687
Total other assets	$278,267	$227,450

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the components of “Other long-term liabilities” as of December 31, 2017 and 2016, respectively:

(In thousands)	As of December 31,
	2017	2016
Unrecognized tax benefits	$112,429	$115,078
Asset retirement obligation	47,093	42,067
Non-qualified plan liabilities	12,116	10,733
Deferred income	149,284	154,246
Deferred rent	183,782	177,335
Employee related liabilities	52,212	55,460
Other	40,169	39,054
Total other long-term liabilities	$597,085	$593,973
The following table discloses the components of “Accumulated other comprehensive loss,” net of tax, as of December 31, 2017 and 2016, respectively:

(In thousands)	As of December 31,
	2017	2016
Cumulative currency translation adjustment	$(282,588)	$(319,696)
Cumulative unrealized gain on securities	1,058	1,428
Cumulative other adjustments	(31,030)	(37,608)
Total accumulated other comprehensive loss	$(312,560)	$(355,876)
NOTE 11 – SEGMENT DATA
The Company’s reportable segments, which it believes best reflect how the Company is currently managed, are iHM, Americas outdoor advertising and International outdoor advertising.  Revenue and expenses earned and charged between segments are recorded at estimated fair value and eliminated in consolidation.  The iHM segment provides media and entertainment services via broadcast and digital delivery and also includes the Company’s events and national syndication businesses.  The Americas outdoor advertising segment consists of operations primarily in the United States and Latin America. The International outdoor advertising segment primarily includes operations in Europe and Asia.  The Other category includes the Company’s media representation business as well as other general support services and initiatives that are ancillary to the Company’s other businesses.  Corporate includes infrastructure and support, including information technology, human resources, legal, finance and administrative functions for each of the Company’s reportable segments, as well as overall executive, administrative and support functions. Share-based payments are recorded in corporate expense.
During the first quarter of 2018, the Company revised its segment reporting, as discussed in Note 1.

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Year Ended December 31, 2017
Revenue	$3,442,963	$1,256,326	$1,334,939	$143,684	$—	$(6,918)	$6,170,994
Direct operating expenses	1,059,123	574,113	828,652	—	—	(166)	2,461,722
Selling, general and administrative expenses	1,245,741	219,467	289,170	100,322	—	(3,054)	1,851,646
Corporate expenses	—	—	—	—	315,596	(3,698)	311,898
Depreciation and amortization	233,757	189,707	131,224	14,967	31,640	—	601,295
Impairment charges	—	—	—	—	10,199	—	10,199
Other operating income, net	—	—	—	—	35,704	—	35,704
Operating income (loss)	$904,342	$273,039	$85,893	$28,395	$(321,731)	$—	$969,938
Intersegment revenues	$—	$6,918	$—	$—	$—	$—	$6,918
Segment assets	$7,318,941	$2,969,326	$1,449,365	$167,493	$355,528	$(222)	$12,260,431
Capital expenditures	$58,057	$74,580	$146,392	$890	$12,047	$—	$291,966
Share-based compensation expense	$—	$—	$—	$—	$12,078	$—	$12,078
Year Ended December 31, 2016
Revenue	$3,403,040	$1,278,413	$1,410,471	$171,593	$—	$(3,455)	$6,260,062
Direct operating expenses	975,463	570,310	851,748	1,255	—	—	2,398,776
Selling, general and administrative expenses	1,102,998	225,415	289,787	109,623	—	(1,924)	1,725,899
Corporate expenses	—	—	—	—	342,603	(1,531)	341,072
Depreciation and amortization	243,964	185,654	152,758	17,304	35,547	—	635,227
Impairment charges	—	—	—	—	8,000	—	8,000
Other operating income, net	—	—	—	—	353,556	—	353,556
Operating income (loss)	$1,080,615	$297,034	$116,178	$43,411	$(32,594)	$—	$1,504,644
Intersegment revenues	$—	$3,455	$—	$—	$—	$—	$3,455
Segment assets	$7,392,872	$3,175,355	$1,342,356	$237,435	$714,445	$(216)	$12,862,247
Capital expenditures	$73,221	$81,401	$143,788	$2,460	$13,847	$—	$314,717
Share-based compensation expense	$—	$—	$—	$—	$13,133	$—	$13,133
Year Ended December 31, 2015
Revenue	$3,284,320	$1,349,021	$1,457,183	$153,736	$—	$(2,744)	$6,241,516
Direct operating expenses	972,937	597,382	897,520	3,274	—	—	2,471,113
Selling, general and administrative expenses	1,065,066	233,254	298,250	110,526	—	(2,744)	1,704,352
Corporate expenses	—	—	—	—	315,143	—	315,143
Depreciation and amortization	240,207	204,514	166,060	20,622	42,588	—	673,991
Impairment charges	—	—	—	—	21,631	—	21,631
Other operating income, net	—	—	—	—	94,001	—	94,001
Operating income (loss)	$1,006,110	$313,871	$95,353	$19,314	$(285,361)	$—	$1,149,287
Intersegment revenues	$—	$2,744	$—	$—	$—	$—	$2,744
Segment assets	$7,522,998	$3,567,764	$1,573,161	$229,067	$976,417	$(196,292)	$13,673,115
Capital expenditures	$63,814	$82,165	$132,554	$2,039	$15,808	$—	$296,380
Share-based compensation expense	$—	$—	$—	$—	$11,067	$—	$11,067
Revenue of $1.5 billion, $1.6 billion and $1.6 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2017, 2016 and 2015, respectively.  Revenue of $4.7 billion, $4.7 billion and $4.6 billion derived

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from the Company’s U.S. operations are included in the data above for the years ended December 31, 2017, 2016 and 2015, respectively.
Identifiable long-lived assets of $598.6 million, $540.4 million and $629.5 million derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2017, 2016 and 2015, respectively. Identifiable long-lived assets of $1.3 billion, $1.4 billion and $1.6 billion derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2017, 2016 and 2015, respectively.
NOTE 12 — QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(In thousands)
	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Revenue	$1,329,322	$1,361,798	$1,590,368	$1,614,472	$1,537,416	$1,566,582	$1,713,888	$1,717,210
Operating expenses:
Direct operating expenses	571,262	566,664	614,377	613,186	621,895	591,740	654,188	627,186
Selling, general and administrative expenses	450,619	425,568	447,290	434,581	438,654	421,700	515,083	444,050
Corporate expenses	78,362	77,859	77,158	87,657	77,967	86,832	78,411	88,724
Depreciation and amortization	146,106	155,456	147,795	162,144	149,749	158,453	157,645	159,174
Impairment charges	—	—	—	—	7,631	8,000	2,568	—
Other operating income, net	31,084	284,463	6,916	(64,190)	(13,215)	(505)	10,919	133,788
Operating income	114,057	420,714	310,664	252,714	228,305	299,352	316,912	531,864
Interest expense	455,337	463,950	463,160	465,991	470,250	459,852	476,837	460,189
Gain (loss) on investments, net	(125)	—	(135)	—	(2,173)	(13,767)	(2,439)	860
Equity in earnings (loss) of nonconsolidated affiliates	(242)	(433)	240	(1,610)	(2,238)	1,117	(615)	(15,807)
Gain (loss) on extinguishment of debt	—	—	—	—	—	157,556	1,271	—
Other income (expense), net	(15,249)	(5,712)	1,782	(34,019)	2,223	(7,323)	(4,078)	(26,048)
Income (loss) before income taxes	(356,896)	(49,381)	(150,609)	(248,906)	(244,133)	(22,917)	(165,786)	30,680
Income tax benefit (expense)	(30,684)	(9,493)	(17,408)	(27,137)	(2,051)	(5,613)	507,549	92,717
Consolidated net income (loss)	(387,580)	(58,874)	(168,017)	(276,043)	(246,184)	(28,530)	341,763	123,397
Less amount attributable to noncontrolling interest	635	29,622	6,020	2,857	1,993	6,471	(74,775)	17,362
Net income (loss)attributable to the Company	$(388,215)	$(88,496)	$(174,037)	$(278,900)	$(248,177)	$(35,001)	$416,538	$106,035

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
iHeartCommunications is a party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the years ended December 31, 2017, 2016 and 2015, the Company recognized management fees and reimbursable expenses of $15.2 million, $15.3 million and $15.4 million, respectively.
Stock Purchases
On August 9, 2010, iHeartCommunications announced that its board of directors approved a stock purchase program under which iHeartCommunications or its subsidiaries could purchase up to an aggregate of $100.0 million of the Class A common stock of Parent and/or the Class A common stock of CCOH. The stock purchase program did not have a fixed expiration date and could be modified, suspended or terminated at any time at iHeartCommunications' discretion.  As of December 31, 2014, an aggregate $34.2 million was available under this program.  In January 2015, CC Finco, LLC (“CC Finco”), an indirect wholly-owned subsidiary of the Company, purchased 2,000,000 shares of CCOH’s Class A common stock for $20.4 million.  On April 2, 2015, CC Finco purchased an additional 2,172,946 shares of CCOH’s Class A common stock for $22.2 million. As a result of this purchase, the stock purchase program concluded. The purchase of shares in excess of the amount available under the stock purchase program was separately approved by the board of directors. As of December 31, 2017, iHeartCommunications and its subsidiaries held 10,726,917 shares of CCOH's Class A Common Stock and all of CCOH's Class B common stock, which collectively represented 89.5% of the outstanding shares of CCOH’s common stock on a fully-diluted basis, assuming the conversion of all of CCOH’s Class B common stock into Class A common stock.
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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – GUARANTOR SUBSIDIARIES
The Company and the Guarantor Subsidiaries fully and unconditionally guaranteed on a joint and several basis certain of iHeartCommunications’ outstanding indebtedness. The following consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

(In thousands)	December 31, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$1	$102,466	$164,642	$—	$267,109
Accounts receivable, net of allowance	—	—	845,625	662,745	—	1,508,370
Intercompany receivables (1)	—	—	979,255	—	(979,255)	—
Prepaid expenses	—	279	96,702	112,349	—	209,330
Other current assets	—	1,300	106,870	60,933	(86,565)	82,538
Total Current Assets	—	1,580	2,130,918	1,000,669	(1,065,820)	2,067,347
Structures, net	—	—	—	1,180,882	—	1,180,882
Other property, plant and equipment, net	—	—	489,133	214,699	—	703,832
Indefinite-lived intangibles - licenses	—	—	2,443,309	8,504	—	2,451,813
Indefinite-lived intangibles - permits	—	—	—	977,152	—	977,152
Other intangibles, net	—	—	271,712	278,344	—	550,056
Goodwill	—	—	3,333,285	717,797	—	4,051,082
Intercompany notes receivable	—	962,000	—	—	(962,000)	—
Due from iHeartCommunications	—	—	—	211,990	(211,990)	—
Investment in subsidiaries	(11,935,522)	5,370,185	(2,101,998)	—	8,667,335	—
Other assets	—	12,116	349,880	280,191	(363,920)	278,267
Total Assets	$(11,935,522)	$6,345,881	$6,916,239	$4,870,228	$6,063,605	$12,260,431

Accounts payable	$—	$—	$75,222	$88,227	$—	$163,449
Accrued expenses	—	(121,641)	378,851	507,065	—	764,275
Intercompany payable (1)	—	875,223	—	104,032	(979,255)	—
Accrued interest	—	299,669	—	1,569	(33,136)	268,102
Deferred income	—	—	124,077	62,327	—	186,404
Current portion of long-term debt	—	15,659,607	10,600	573	(698,413)	14,972,367
Total Current Liabilities	—	16,712,858	588,750	763,793	(1,710,804)	16,354,597
Long-term debt	—	390,517	20,144	5,266,153	—	5,676,814
Due to Clear Channel Outdoor	—	1,067,639	—	—	(1,067,639)	—
Intercompany long-term debt	—	—	962,000	—	(962,000)	—
Deferred income taxes	—	89,383	526,674	321,404	21,929	959,390
Other long-term liabilities	—	21,032	305,588	270,465	—	597,085
Total member's equity (deficit)	(11,935,522)	(11,935,548)	4,513,083	(1,751,587)	9,782,119	(11,327,455)
Total Liabilities and Member's Equity	$(11,935,522)	$6,345,881	$6,916,239	$4,870,228	$6,063,605	$12,260,431

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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	December 31, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$3	$277,210	$567,817	$—	$845,030
Accounts receivable, net of allowance	—	—	768,740	595,664	—	1,364,404
Intercompany receivables (1)	—	43,104	126,617	—	(169,721)	—
Prepaid expenses	—	1,978	70,269	112,339	—	184,586
Assets held for sale	—	—	—	55,602	—	55,602
Other current assets	—	1,500	40,368	58,557	(45,360)	55,065
Total Current Assets	—	46,585	1,283,204	1,389,979	(215,081)	2,504,687
Structures, net	—	—	—	1,196,676	—	1,196,676
Other property, plant and equipment, net	—	—	534,831	216,655	—	751,486
Indefinite-lived intangibles - licenses	—	—	2,413,899	—	—	2,413,899
Indefinite-lived intangibles - permits	—	—	—	960,966	—	960,966
Other intangibles, net	—	—	435,606	304,902	—	740,508
Goodwill	—	—	3,366,558	700,017	—	4,066,575
Due from iHeartCommunications	—	962,000	—	—	(962,000)	—
Long-term intercompany receivable	—	—	—	885,701	(885,701)	—
Investment in subsidiaries	(11,092,696)	5,311,913	(975,704)	—	6,756,487	—
Other assets	—	10,733	285,924	509,173	(578,380)	227,450
Total Assets	$(11,092,696)	$6,331,231	$7,344,318	$6,164,069	$4,115,325	$12,862,247

Accounts payable	$—	$—	$55,429	$87,171	$—	$142,600
Accrued expenses	—	(137,084)	367,105	494,772	—	724,793
Intercompany payable (1)	—	—	43,104	126,617	(169,721)	—
Accrued interest	—	312,661	—	541	(49,032)	264,170
Deferred income	—	—	130,136	69,967	—	200,103
Current portion of long-term debt	—	330,000	5,937	6,971	—	342,908
Total Current Liabilities	—	505,577	601,711	786,039	(218,753)	1,674,574
Long-term debt	—	15,898,073	28,205	5,110,020	(1,014,218)	20,022,080
Due to Clear Channel Outdoor	—	—	962,000	—	(962,000)	—
Intercompany long-term debt	—	885,701	—	—	(885,701)	—
Deferred income taxes	—	114,925	684,981	637,034	20,155	1,457,095
Other long-term liabilities	—	19,650	314,959	259,364	—	593,973
Total member's equity (deficit)	(11,092,696)	(11,092,695)	4,752,462	(628,388)	7,175,842	(10,885,475)
Total Liabilities and Member's Equity	$(11,092,696)	$6,331,231	$7,344,318	$6,164,069	$4,115,325	$12,862,247

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

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$3,547,285	$2,645,576	$(21,867)	$6,170,994
Operating expenses:
Direct operating expenses	—	—	1,053,984	1,413,896	(6,158)	2,461,722
Selling, general and administrative expenses	—	—	1,323,694	539,963	(12,011)	1,851,646
Corporate expenses	—	11,031	160,887	143,678	(3,698)	311,898
Depreciation and amortization	—	—	274,248	327,047	—	601,295
Impairment charges	—	—	6,040	4,159	—	10,199
Other operating income, net	—	—	9,321	26,383	—	35,704
Operating income (loss)	—	(11,031)	737,753	243,216	—	969,938
Interest (income) expense, net	—	1,583,834	(62,849)	197,114	147,485	1,865,584
Loss on investments, net	—	—	(283,342)	(900,915)	1,179,385	(4,872)
Equity in earnings (loss) of nonconsolidated affiliates	(884,558)	16,212	(627,753)	(2,725)	1,495,969	(2,855)
Gain on extinguishment of debt	—	340,863	—	—	(339,592)	1,271
Other income (expense), net	—	(43,612)	202,880	27,051	(201,641)	(15,322)
Income (loss) before income taxes	(884,558)	(1,281,402)	92,387	(830,487)	1,986,636	(917,424)
Income tax benefit (expense)	—	396,844	(155,727)	216,289	—	457,406
Consolidated net loss	(884,558)	(884,558)	(63,340)	(614,198)	1,986,636	(460,018)
Less amount attributable to noncontrolling interest	—	—	(79,552)	13,425	—	(66,127)
Net income (loss) attributable to the Company	$(884,558)	$(884,558)	$16,212	$(627,623)	$1,986,636	$(393,891)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	11	45,650	—	45,661
Unrealized holding loss on marketable securities	—	—	—	(3,535)	3,121	(414)
Other adjustments to comprehensive income (loss)	—	—	—	6,720	—	6,720
Reclassification adjustment for realized gain on securities included in consolidated net income (loss)	—	—	—	5,441	—	5,441
Equity in subsidiary comprehensive income	40,195	40,195	45,100	—	(125,490)	—
Comprehensive income (loss)	(844,363)	(844,363)	61,323	(573,347)	1,864,267	(336,483)
Less amount attributable to noncontrolling interest	—	—	4,916	9,176	—	14,092
Comprehensive income (loss) attributable to the Company	$(844,363)	$(844,363)	$56,407	$(582,523)	$1,864,267	$(350,575)

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$3,561,807	$2,715,656	$(17,401)	$6,260,062
Operating expenses:
Direct operating expenses	—	—	972,208	1,432,284	(5,716)	2,398,776
Selling, general and administrative expenses	—	—	1,207,562	528,491	(10,154)	1,725,899
Corporate expenses	—	10,938	214,229	117,436	(1,531)	341,072
Depreciation and amortization	—	—	290,016	345,211	—	635,227
Impairment charges	—	—	726	7,274	—	8,000
Other operating income (expense), net	—	—	(819)	354,375	—	353,556
Operating income (loss)	—	(10,938)	876,247	639,335	—	1,504,644
Interest (income) expense, net	—	1,543,079	(39,290)	268,026	78,167	1,849,982
Gain (loss) on investments, net	—	—	1,110	(347,422)	333,405	(12,907)
Equity in earnings (loss) of nonconsolidated affiliates	(391,303)	655,654	(110,917)	(18,081)	(152,086)	(16,733)
Gain (loss) on extinguishment of debt	—	(3,207)	(85)	—	160,848	157,556
Other income (expense), net	—	(2,326)	323,037	(72,668)	(321,145)	(73,102)
Income (loss) before income taxes	(391,303)	(903,896)	1,128,682	(66,862)	(57,145)	(290,524)
Income tax benefit (expense)	—	512,593	(439,718)	(22,401)	—	50,474
Consolidated net income (loss)	(391,303)	(391,303)	688,964	(89,263)	(57,145)	(240,050)
Less amount attributable to noncontrolling interest	—	—	33,310	23,002	—	56,312
Net income (loss) attributable to the Company	$(391,303)	$(391,303)	$655,654	$(112,265)	$(57,145)	$(296,362)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	21,983	—	21,983
Unrealized holding loss on marketable securities	—	—	—	(4,263)	3,687	(576)
Other adjustments to comprehensive income (loss)	—	—	—	(11,814)	—	(11,814)
Reclassification adjustment for realized gain on securities included in consolidated net income (loss)	—	—	—	46,730	—	46,730
Equity in subsidiary comprehensive income	54,844	54,844	61,062	—	(170,750)	—
Comprehensive income (loss)	(336,459)	(336,459)	716,716	(59,629)	(224,208)	(240,039)
Less amount attributable to noncontrolling interest	—	—	6,218	(8,426)	—	(2,208)
Comprehensive income (loss) attributable to the Company	$(336,459)	$(336,459)	$710,498	$(51,203)	$(224,208)	$(237,831)

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$3,414,259	$2,833,268	$(6,011)	$6,241,516
Operating expenses:
Direct operating expenses	—	—	964,758	1,505,585	770	2,471,113
Selling, general and administrative expenses	—	—	1,166,660	544,473	(6,781)	1,704,352
Corporate expenses	—	10,722	187,898	116,523	—	315,143
Depreciation and amortization	—	—	296,760	377,231	—	673,991
Impairment charges	—	—	—	21,631	—	21,631
Other operating income (expense), net	—	—	114,467	(20,466)	—	94,001
Operating income (loss)	—	(10,722)	912,650	247,359	—	1,149,287
Interest expense, net	—	1,509,356	79,803	212,845	3,492	1,805,496
Loss on investments, net	—	—	(4,421)	—	—	(4,421)
Equity in earnings (loss) of nonconsolidated affiliates	(751,282)	477,933	(79,915)	(289)	352,651	(902)
Loss on extinguishment of debt	—	(2,201)	—	—	—	(2,201)
Other income (expense), net	—	(1)	1,727	11,330	—	13,056
Income (loss) before income taxes	(751,282)	(1,044,347)	750,238	45,555	349,159	(650,677)
Income tax benefit (expense)	—	293,065	(279,929)	(100,093)	—	(86,957)
Consolidated net income (loss)	(751,282)	(751,282)	470,309	(54,538)	349,159	(737,634)
Less amount attributable to noncontrolling interest	—	—	(7,624)	24,764	—	17,140
Net income (loss) attributable to the Company	$(751,282)	$(751,282)	$477,933	$(79,302)	$349,159	$(754,774)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(741)	(114,165)	—	(114,906)
Unrealized holding gain (loss) on marketable securities	—	—	—	(32,447)	33,000	553
Other adjustments to comprehensive income (loss)	—	—	—	(10,266)	—	(10,266)
Reclassification adjustment for realized loss on securities included in consolidated net income (loss)	—	—	(30,988)	31,796	—	808
Equity in subsidiary comprehensive loss	(134,401)	(134,401)	(113,928)		382,730	—
Comprehensive income (loss)	(885,683)	(885,683)	332,276	(204,384)	764,889	(878,585)
Less amount attributable to noncontrolling interest	—	—	(11,256)	(11,154)	—	(22,410)
Comprehensive income (loss) attributable to the Company	$(885,683)	$(885,683)	$343,532	$(193,230)	$764,889	$(856,175)

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(884,558)	$(884,558)	$(63,340)	$(614,198)	$1,986,636	$(460,018)
Reconciling items:
Impairment charges	—	—	6,040	4,159	—	10,199
Depreciation and amortization	—	—	274,248	327,047	—	601,295
Deferred taxes	—	(25,542)	(158,307)	(304,368)	—	(488,217)
Provision for doubtful accounts	—	—	32,285	6,659	—	38,944
Amortization of deferred financing charges and note discounts, net	—	44,432	(64,255)	(70,188)	147,485	57,474
Share-based compensation	—	—	2,488	9,590	—	12,078
Gain on disposal of operating assets	—	—	(15,121)	(29,340)	—	(44,461)
Loss on investments, net	—	—	283,342	900,915	(1,179,385)	4,872
Equity in (earnings) loss of nonconsolidated affiliates	884,558	(16,212)	627,753	2,725	(1,495,969)	2,855
Gain on extinguishment of debt	—	(340,863)	—	—	339,592	(1,271)
Barter and trade income	—	—	(36,725)	(5,485)	—	(42,210)
Other reconciling items, net	—	—	334	(28,782)	—	(28,448)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	—	—	(109,170)	(40,177)	—	(149,347)
(Increase) decrease in prepaids and other current assets	—	1,899	(47,967)	10,072	7,563	(28,433)
Increase (decrease) in accrued expenses	—	15,443	11,816	(23,126)	—	4,133
Increase (decrease) in accounts payable	—	—	19,920	(4,184)	—	15,736
Increase in accrued interest	—	45,387	2,751	431	(7,563)	41,006
Decrease in deferred income	—	—	(13,214)	(13,319)	—	(26,533)
Changes in other operating assets and liabilities	—	—	(13,063)	(10,331)	—	(23,394)
Net cash provided by (used for) operating activities	—	(1,160,014)	739,815	118,100	(201,641)	(503,740)
Cash flows from investing activities:
Purchases of other investments	—	—	—	(29,734)	2,844	(26,890)
Proceeds from sale of other investments	—	—	—	5,071	—	5,071
Purchases of property, plant and equipment	—	—	(67,444)	(224,522)	—	(291,966)
Proceeds from disposal of assets	—	—	10,938	72,049	—	82,987
Purchases of other operating assets	—	—	(376)	(837)	—	(1,213)
Dividends from subsidiaries	354	—	—	—	(354)	—
Change in other, net	—	—	(35)	(4,025)	—	(4,060)
Net cash provided by (used for) investing activities	354	—	(56,917)	(181,998)	2,490	(236,071)
Cash flows from financing activities:
Draws on credit facilities	—	100,000	—	—	—	100,000
Payments on credit facilities	—	(25,000)	—	(909)	—	(25,909)
Intercompany funding	—	1,100,264	(851,288)	(248,976)	—	—
Proceeds from long-term debt	—	—	—	156,000	—	156,000
Payments on long-term debt	—	—	(6,354)	(748)	(2,844)	(9,946)
Payments to purchase additional noncontrolling interests	—	—	—	(1,227)	—	(1,227)
Dividends and other payments to noncontrolling interests	—	(355)	—	(248,117)	201,995	(46,477)
Change in other, net	(354)	(14,897)	—	(5,855)	—	(21,106)
Net cash provided by (used for) financing activities	(354)	1,160,012	(857,642)	(349,832)	199,151	151,335
Effect of exchange rate changes on cash	—	—	—	10,555	—	10,555
Net decrease in cash and cash equivalents	—	(2)	(174,744)	(403,175)	—	(577,921)
Cash and cash equivalents at beginning of period	—	3	277,210	567,817	—	845,030
Cash and cash equivalents at end of period	$—	$1	$102,466	$164,642	$—	$267,109

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(391,303)	$(391,303)	$688,964	$(89,263)	$(57,145)	$(240,050)
Reconciling items:
Impairment charges	—	—	726	7,274	—	8,000
Depreciation and amortization	—	—	290,016	345,211	—	635,227
Deferred taxes	—	23,932	(144,181)	22,122	—	(98,127)
Provision for doubtful accounts	—	—	16,656	10,734	—	27,390
Amortization of deferred financing charges and note discounts, net	—	61,955	(43,181)	(26,990)	78,167	69,951
Share-based compensation	—	—	2,842	10,291	—	13,133
Gain on sale of operating and fixed assets	—	—	(2,538)	(363,172)	—	(365,710)
(Gain) loss on investments, net	—	—	(1,110)	347,422	(333,405)	12,907
Equity in (earnings) loss of nonconsolidated affiliates	391,303	(655,654)	110,917	18,081	152,086	16,733
(Gain) loss on extinguishment of debt	—	3,207	85	—	(160,848)	(157,556)
Barter and trade income	—	—	(36,625)	(1,698)	—	(38,323)
Other reconciling items, net	—	—	212	71,231	—	71,443
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	—	—	(44,203)	29,734	—	(14,469)
(Increase) decrease in prepaids and other current assets	—	(1,697)	130,341	(28,684)	(102,713)	(2,753)
Increase (decrease) in accrued expenses	—	(29,506)	21,619	5,025	—	(2,862)
Increase (decrease) in accounts payable	—	—	6,954	(3,889)	—	3,065
Increase in accrued interest	—	46,149	1,312	194	(26,846)	20,809
Increase (decrease) in deferred income	—	—	41,681	(18,020)	—	23,661
Changes in other operating assets and liabilities	—	—	(2,448)	5,997	—	3,549
Net cash provided by (used for) operating activities	—	(942,917)	1,038,039	341,600	(450,704)	(13,982)
Cash flows from investing activities:
Purchases of other investments	—	—	(6,450)	(244,705)	222,124	(29,031)
Proceeds from sale of other investments	—	—	4,586	781	—	5,367
Purchases of property, plant and equipment	—	—	(84,817)	(229,900)	—	(314,717)
Proceeds from disposal of assets	—	—	48,816	808,165	—	856,981
Purchases of other operating assets	—	—	(2,170)	(2,244)	—	(4,414)
Dividends from subsidiaries	199	—	96	—	(295)	—
Change in other, net	—	—	(392)	(2,879)	—	(3,271)
Net cash provided by (used for) investing activities	199	—	(40,331)	329,218	221,829	510,915
Cash flows from financing activities:
Draws on credit facilities	—	100,000	—	—	—	100,000
Payments on credit facilities	—	—	—	(2,100)	—	(2,100)
Intercompany funding	—	1,046,342	(1,064,456)	18,114	—	—
Proceeds from long-term debt	—	—	—	6,856	—	6,856
Payments on long-term debt	—	(192,900)	(3,905)	(2,334)	(222,124)	(421,263)
Dividends and other payments to noncontrolling interests	—	(199)	—	(540,431)	450,999	(89,631)
Change in other, net	(199)	(10,329)	—	(1,565)	—	(12,093)
Net cash provided by (used for) financing activities	(199)	942,914	(1,068,361)	(521,460)	228,875	(418,231)
Effect of exchange rate changes on cash	—	—	—	(6,350)	—	(6,350)
Net increase (decrease) in cash and cash equivalents	—	(3)	(70,653)	143,008	—	72,352
Cash and cash equivalents at beginning of period	—	6	347,863	424,809	—	772,678
Cash and cash equivalents at end of period	$—	$3	$277,210	$567,817	$—	$845,030

IHEARTMEDIA CAPITAL I, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(751,282)	$(751,282)	$470,309	$(54,538)	$349,159	$(737,634)
Reconciling items:
Impairment charges	—	—	—	21,631	—	21,631
Depreciation and amortization	—	—	296,760	377,231	—	673,991
Deferred taxes	—	161,046	(139,167)	5,969	—	27,848
Provision for doubtful accounts	—	—	17,096	13,483	—	30,579
Amortization of deferred financing charges and note discounts, net	—	57,366	—	2,980	3,492	63,838
Share-based compensation	—	—	2,565	8,502	—	11,067
Gain on disposal of operating assets	—	—	(117,360)	10,174	—	(107,186)
Loss on investments, net	—	—	4,421	—	—	4,421
Equity in (earnings) loss of nonconsolidated affiliates	751,282	(477,933)	79,915	289	(352,651)	902
Loss on extinguishment of debt	—	2,201	—	—	—	2,201
Barter and trade income	—	—	(14,372)	—	—	(14,372)
Other reconciling items, net	—	—	(828)	(13,290)	—	(14,118)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	—	—	(64,572)	(57,002)	—	(121,574)
Increase in prepaids and other current assets	—	(110)	(18,252)	(11,275)	9,006	(20,631)
Increase (decrease) in accrued expenses	—	(10,071)	(41,432)	35,662	—	(15,841)
Increase (decrease) in accounts payable	—	—	(3,446)	30,831	—	27,385
Increase (decrease) in accrued interest	—	72,673	13	(4,072)	(9,006)	59,608
Increase in deferred income	—	—	20,044	3,472	—	23,516
Changes in other operating assets and liabilities	—	—	25,226	(18,161)	—	7,065
Net cash provided by (used by) operating activities	—	(946,110)	516,920	351,886	—	(77,304)
Cash flows from investing activities:
Purchases of other investments	—	—	(8,750)	(62,820)	42,564	(29,006)
Proceeds from sale of other investments	—	—	579	—	—	579
Purchases of property, plant and equipment	—	—	(77,710)	(218,670)	—	(296,380)
Proceeds from disposal of assets	—	—	35,255	379,023	—	414,278
Purchases of other operating assets	—	—	(5,519)	(23,640)	—	(29,159)
Dividends from subsidiaries	671	372,880	—	—	(373,551)	—
Change in other, net	—	—	(3,317)	(26,761)	—	(30,078)
Net cash provided by (used by) investing activities	671	372,880	(59,462)	47,132	(330,987)	30,234
Cash flows from financing activities:
Draws on credit facilities	—	350,000	—	—	—	350,000
Payments on credit facilities	—	(120,000)	—	(3,849)	—	(123,849)
Intercompany funding	—	335,161	(334,856)	(305)	—	—
Proceeds from long-term debt	—	950,000	—	222,777	—	1,172,777
Payments on long-term debt	—	(931,223)	(141)	(56)	—	(931,420)
Payments to purchase additional noncontrolling interests	—	—	—	(233)	(42,564)	(42,797)
Dividends and other payments to noncontrolling interests	—	(671)	—	(403,751)	373,551	(30,871)
Change in other, net	(671)	(10,038)	—	(5,721)	—	(16,430)
Net cash provided by (used by) financing activities	(671)	573,229	(334,997)	(191,138)	330,987	377,410
Effect of exchange rate changes on cash	—	—	—	(14,686)	—	(14,686)
Net increase (decrease) in cash and cash equivalents	—	(1)	122,461	193,194	—	315,654
Cash and cash equivalents at beginning of period	—	7	225,402	231,615	—	457,024
Cash and cash equivalents at end of period	$—	$6	$347,863	$424,809	$—	$772,678

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable
ITEM 9A.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. As a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on the assessment, we determined that there was a material weakness in internal control over financial reporting with respect to Clear Media Limited, our outdoor business in China. Clear Media Limited is an indirect, non-wholly-owned subsidiary of the Company whose ordinary shares are listed but currently suspended from trading on the Hong Kong Stock Exchange. Specifically, falsification of bank statements and other supporting documentation used to complete bank reconciliations, collusion and circumvention of controls enabled an employee of Clear Media Limited to misappropriate $10.2 million over several years and resulted in discrepancies between actual cash balances and cash amounts included in the Company’s accounting records. These discrepancies were identified in January 2018 when the employee surrendered to the police in China and confessed to the misappropriation, and our consolidated financial statements as of and for the year ended December 31, 2017 have been adjusted to accurately reflect the Company’s cash balances.
Upon discovery of the misappropriation, we undertook certain procedures including a forensic investigation and performance of incremental substantive testing of the amounts recorded in the accounting records of our China business. Such procedures identified other matters, including three unauthorized bank accounts opened in the names of certain subsidiaries of our China business of which management was not aware. The unauthorized bank accounts have been reported to the police in China. Our investigation, as well as the investigation by the police, are on-going.
The errors arising from the deficiencies identified at our China business are not material to the consolidated financial statements reported in any interim or annual period, and therefore did not result in a revision to previously filed financial statements. However, the control deficiencies could have resulted in misstatements of the aforementioned accounts and disclosures that could have resulted in a material misstatement or omission to the annual or interim consolidated financial statements that would not have been prevented or detected in a timely manner. Specifically, it was determined that our China business had control deficiencies related to: circumvention of controls and the related control environment through collusion and override of control processes; inadequate segregation of duties; and inadequate controls regarding the safeguarding of authorization mechanisms for bank accounts. We have determined that these control deficiencies constitute a material weakness.
Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017, based on criteria described in the 2013 Framework.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”
Remediation of the Material Weakness
We are evaluating the material weakness and developing a plan of remediation to strengthen the internal controls over the cash management process and financial reporting of our China business.  The remediation plan at Clear Media Limited will include actions to:
•implement additional monitoring controls through revising and formalizing the cash and cash equivalent review processes;
•enhance the formality and rigor of review and reconciliation procedures;
•strengthen controls around access and use of banking authorization tokens and chops; and
•formalize review and approval processes around related party transactions;
We are committed to maintaining a strong internal control environment and believe that these remediation efforts will address the weakness in controls described above.  We have started to implement these steps, however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Member and the Board of Managers of iHeartMedia Capital I, LLC
Opinion on Internal Control over Financial Reporting
We have audited iHeartMedia Capital I, LLC and subsidiaries' internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, iHeartMedia Capital I, LLC and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to an inadequate control environment at its China based subsidiary, Clear Media Limited, specifically it was determined that there was inadequate segregation of duties and inadequate controls regarding the safeguarding of authorization mechanisms for transactions.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and financial statement schedule listed in the Index at Item 15 (a)2. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated May 3, 2018, which expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design an operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations on Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that the transaction are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
/s/ Ernst & Young LLP

San Antonio, Texas
May 3, 2018

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
The other information required by this item will be incorporated by reference from an amendment to Parent’s Annual Report on Form 10-K/A to be filed with the Securities and Exchange Commission.
ITEM 11.  Executive Compensation
Each of our executive officers are also executive officers of Parent.  The information required by this item will be incorporated by reference from an amendment to Parent’s Annual Report on Form 10-K/A to be filed with the Securities and Exchange Commission.
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be incorporated by reference from an amendment to Parent’s Annual Report on Form 10-K/A to be filed with the Securities and Exchange Commission.
ITEM 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be provided in an amendment to Parent’s Annual Report on Form 10-K/A to be filed with the Securities and Exchange Commission.
ITEM 14.  Principal Accounting Fees and Services
The information required by this item will be incorporated by reference from an amendment to Parent’s Annual Report on Form 10-K/A to be filed with the Securities and Exchange Commission.

PART IV
ITEM 15.  Exhibits and Financial Statement Schedules
(a)1.  Financial Statements.
The following consolidated financial statements are included in Item 8:
Consolidated Balance Sheets as of December 31, 2017 and 2016.
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2017, 2016 and 2015.
Consolidated Statements of Changes in Member's Deficit for the Years Ended December 31, 2017, 2016 and 2015.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015.
Notes to Consolidated Financial Statements
2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2017, 2016 and 2015 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.
Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts

(In thousands)		Charges
	Balance at	to Costs,	Write-off		Balance
	Beginning	Expenses	of Accounts		at End of
Description	of period	and other	Receivable	Other (1)	Period
Year ended December 31, 2015	$32,396	$30,579	$26,310	$(1,776)	$34,889
Year ended December 31, 2016	$34,889	$27,390	$27,898	$(499)	$33,882
Year ended December 31, 2017	$33,882	$38,944	$25,800	$1,424	$48,450

(1)	Primarily foreign currency adjustments and acquisition and/or divestiture activity.

Deferred Tax Asset Valuation Allowance

(In thousands)		Charges
	Balance at	to Costs,			Balance
	Beginning	Expenses			at end of
Description	of Period	and other (1)	Reversal (2)	Adjustments (3)	Period
Year ended December 31, 2015	$655,658	$314,098	$(457)	$(24,723)	$944,576
Year ended December 31, 2016	$944,576	$109,285	$(49,577)	$(14,360)	$989,924
Year ended December 31, 2017	$989,924	$319,429	$(12,155)	$(344,861)	$952,337

(1)
During 2015, 2016 and 2017, the Company recorded valuation allowances on deferred tax assets attributable to net operating losses in certain foreign jurisdictions.  In addition, during 2015, 2016 and 2017 the Company recorded a valuation allowance of $305.3 million, $61.5 million and $387.7 million, respectively, on a portion of its deferred tax assets attributable to federal and state net operating loss carryforwards due to the uncertainty of the ability to utilize those losses in future periods.

(2)
During 2015, 2016 and 2017, the Company realized the tax benefits associated with certain foreign deferred tax assets, primarily related to foreign loss carryforwards, on which a valuation allowance was previously recorded.  The associated valuation allowance was reversed in the period in which, based on the weight of available evidence, it is more-likely-than-not that the deferred tax asset will be realized. During 2016, the Company released valuation allowances in France in the amount of $43.3 million.

(3)
During 2015, 2016 and 2017, the Company adjusted certain valuation allowances as a result of changes in tax rates in certain jurisdictions and as a result of the expiration of carryforward periods for net operating loss carryforwards. During 2017, the Company adjusted the carrying value of its U.S. federal deferred tax balance due to the U.S. federal tax reform bill that was enacted in 2017. The tax bill reduced the U.S. federal corporate tax rate to 21% and resulted in a reduction to the valuation allowance balance of $336.3 million during the period.

3. Exhibits.

Exhibit Number	Description
3.1
Restated Articles of Incorporation, as amended, of iHeartCommunications, Inc. (Incorporated by reference to Exhibit 3.1 to the iHeartCommunications, Inc. Registration Statement on Form S-4 (File No. 333-200971) filed on December 15, 2014).

3.2
Seventh Amended and Restated ByLaws, as amended, of iHeartCommunications, Inc. (Incorporated by reference to Exhibit 3.2 to the iHeartCommunications, Inc. Annual Report on Form 10-K for the year ending December 31, 2007).

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

4.29
Sixth Supplemental Indenture, dated as of December 9, 2016, to Indenture dated as of June 21, 2013, between iHeartCommunications, Inc. and Delaware Trust Company, as trustee (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on December 12, 2016)

4.30
Second Supplemental Indenture, dated as of February 7, 2017, to Indenture dated as of February 28, 2013, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, and UMB Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on February 7, 2017).

4.31
Supplemental Indenture, dated as of August 14, 2017, among Clear Channel International B.V., the guarantors party thereto, and U.S. Bank National Association, as trustee, paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on August 14, 2017).

4.32
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

10.16
Amended and Restated License Agreement dated November 10, 2005 between iHM Identity, Inc. and Outdoor Management Services, Inc. (Incorporated by reference to Exhibit 10.6 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

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

10.89
Credit Agreement, dated as of November 30, 2017, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the subsidiary borrowers party thereto, TPG Specialty Lending, Inc., as Administrative Agent and Sole Lead Arranger, the other lenders and letter of credit issuers from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to iHeartCommunications, Inc.’s Current Report on Form 8-K filed on December 1, 2017).

10.90
Third Amendment, dated November 29, 2017, to the Revolving Promissory Note dated November 10, 2005, by iHeartCommunications, Inc., as maker, and Clear Channel Outdoor Holdings, Inc., as payee (Incorporated by reference to Exhibit 10.2 to iHeartCommunications, Inc.’s Current Report on Form 8-K filed on December 1, 2017).

10.91
Second Amendment, dated November 29, 2017, to the Revolving Promissory Note dated November 10, 2005, by Clear Channel Outdoor Holdings, Inc., as maker, and iHeartCommunications, Inc., as payee (Incorporated by reference to Exhibit 10.3 to iHeartCommunications, Inc.’s Current Report on Form 8-K filed on December 1, 2017).

10.92§
Employment Agreement Amendment, dated as of November 10, 2017, by and between Robert H. Walls, Jr. and iHeartMedia, Inc. (incorporated by reference to Exhibit 10.1 to iHeartMedia, Inc.’s Current Report on Form 8-K filed on November 16, 2017).

10.93§
First Amendment to Employment Agreement, effective as of July 3, 2017, between Steven J. Macri and iHeartMedia, Inc. (incorporated by reference to Exhibit 10.3 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on July 5, 2017).

10.94
Binding Option and Letter of Intent, dated February 9, 2017, between iHeartMedia, Inc. and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Clear Channel Outdoor Holdings, Inc.'s Quarterly Report on Form 10-Q filed May 4, 2017).

10.95§
Amendment No. 3 to Employment Agreement, dated as of May 20, 2017, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Quarterly Report on Form 10-Q filed on August 3, 2017).

10.96§
First Amendment to Employment Agreement, effective as of May 1, 2017, between Scott D. Hamilton and iHeartMedia Management Services, Inc. (incorporated by reference to Exhibit 10.1 to iHeartMedia, Inc.’s Quarterly Report on Form 10-Q filed on November 8, 2017).

10.97
Restructuring Support Agreement, dated March 16, 2018, by and among iHeartMedia, Inc., the subsidiaries party thereto, and the creditors and equityholders party thereto (incorporated by reference to Exhibit 10.1 to iHeartMedia’s Current Report on Form 8-K filed on March 19, 2018).

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

ITEM 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2018.
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

Name	Title	Date
/s/ Robert W. Pittman Robert W. Pittman	Chairman and Chief Executive Officer (Principal Executive Officer) and Director	May 3, 2018
/s/ Richard J. Bressler Richard J. Bressler	President, Chief Operating Officer, Chief Financial Officer (Principal Financial Officer) and Manager	May 3, 2018
/s/ Scott D. Hamilton Scott D. Hamilton	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer) and Assistant Secretary	May 3, 2018
/s/ David C. Abrams David C. Abrams	Manager	May 3, 2018
/s/ John N. Belitsos John N. Belitsos	Manager	May 3, 2018
/s/ Frederic F. Brace Frederic F. Brace	Manager	May 3, 2018
/s/ James C. Carlisle James C. Carlisle	Manager	May 3, 2018
/s/ John P. Connaughton John P. Connaughton	Manager	May 3, 2018
/s/ Charles H. Cremens Charles H. Cremens	Manager	May 3, 2018
/s/ Matthew J. Freeman Matthew J. Freeman	Manager	May 3, 2018
/s/ Laura Grattan Laura Grattan	Manager	May 3, 2018
/s/ Blair E. Hendrix Blair E. Hendrix	Manager	May 3, 2018
/s/ Jonathon S. Jacobson Jonathon S. Jacobson	Manager	May 3, 2018
/s/ Scott M. Sperling Scott M. Sperling	Manager	May 3, 2018